Form 10-Q
period 1996-03-31
FISCHER IMAGING CORP
filed 1996-05-10
CIK 750901

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For The Quarter Ended March 31, 1996


[ ] TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ___to ___

                         Commission file number 0-19386

                          FISCHER IMAGING CORPORATION
           (Exact name of Registrant as specified in its charter)

               DELAWARE                                  36-2756787
       (State of incorporation)             (I.R.S. Employer Identification No.)

       12300 North Grant Street
          Denver, Colorado                                 80241
(Address of principal executive offices)                 (Zip Code)

     Registrant's telephone number, including area code: (303) 452-6800


Indicate by check mark whether the Registrant (I) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes X No
                                                   ---    ---

                                                           Shares Outstanding as of
    Title of Class                                               March 31, 1996
- ---------------------                                      -------------------------
    Common Stock, $0.01 par value                                5,682,410
    Series D Convertible Preferred Sto1,333,333 par value        1,333,333

                          FISCHER IMAGING CORPORATION

                               TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                                PAGE
                                                                              ----
         Item 1.          Consolidated Financial Statements

                          Consolidated Balance Sheets -
                          March 31, 1996 and December 31, 1995                 3

                          Consolidated Statements of Operations -
                          Three months ended March 31, 1996
                          and April 2, 1995                                    4

                          Consolidated Statements of Cash Flows -
                          Three months ended March 31, 1996 and April 2, 1995  5

                          Notes to Consolidated Financial Statements           6

         Item 2.          Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                  9

PART II.         OTHER INFORMATION

         Item 6.          Exhibits and Reports on Form 8-K                    12

                          FISCHER IMAGING CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands except share data)

                                                                                         March 31, December 31,
                                                                                           1996       1995
                                                                                         --------- ------------
                                                    ASSETS                                    (Unaudited)
 CURRENT ASSETS:
   Cash and cash equivalents                                                             $    580    $    968
   Trade accounts receivable, net of allowance for doubtful accounts of approximately $421 and $449 at March 31, 1996 and
      December 31, 1995, respectively                                                      19,190      19,957
   Inventories                                                                             22,745      20,790
   Other current assets                                                                     3,370       3,202
                                                                                         --------    --------
             Total current assets                                                          45,885      44,917
                                                                                         --------    --------


 PROPERTY AND EQUIPMENT (at cost):
   Manufacturing equipment                                                                  7,798       7,591
   Office equipment and leasehold improvements                                              4,598       4,789
                                                                                         --------    --------

                                                                                           12,396      12,380
   Less- Accumulated depreciation and amortization                                          8,236       8,288
                                                                                         --------    --------

             Property and equipment, net                                                    4,160       4,092
                                                                                         --------    --------

 INTANGIBLE ASSETS, net                                                                     4,833       4,798
 DEFERRED COSTS AND OTHER ASSETS                                                            2,019       1,843
                                                                                         --------    --------
             Total assets                                                                $ 56,897    $ 55,650
                                                                                         ========    ========

                                        LIABILITIES AND STOCKHOLDERS' INVESTMENT
 CURRENT LIABILITIES:
   Disbursements in transit                                                              $    725    $  1,088
   Notes payable and current maturities of long-term debt                                   5,689       4,344
   Trade accounts payable                                                                   7,658       8,352
   Accrued salaries and wages                                                               2,247       2,192
   Other current liabilities                                                                4,398       4,973
                                                                                         --------    --------
             Total current liabilities                                                     20,717      20,949

 LONG-TERM DEBT                                                                               181         378

 OTHER NONCURRENT LIABILITIES                                                                 391         739
                                                                                         --------    --------
             Total liabilities                                                             21,289      22,066
                                                                                         --------    --------

 STOCKHOLDERS' INVESTMENT:
   Common Stock, $.01 par value, 25,000,000 shares authorized, 5,682,410 and 5,550,691 shares issued and outstanding at March 31, 1996 and
      December 31, 1995, respectively                                                          57          56
   Series C Junior Participating Preferred Stock, $.01 par value, 500,000 shares
      authorized, no shares issued and outstanding                                             --          --
   Series D Convertible Preferred Stock, $.01 par value, 1,333,333 shares authorized, issued and outstanding at March 31, 1996 and
      December 31, 1995; liquidation preference of $10,000,000                                 13          13
   Additional paid-in capital                                                              35,600      34,679
   Accumulated earnings (deficit)                                                              46      (1,027)
   Cumulative translation adjustment                                                         (108)       (137)
                                                                                         --------    --------
             Total stockholders' investment                                                35,608      33,584
                                                                                         --------    --------
             Total liabilities and stockholders' investment                              $ 56,897    $ 55,650
                                                                                         ========    ========

  The accompanying notes are an integral part of these financial statements.

                         FISCHER IMAGING CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in thousands except per share data)
                                 (Unaudited)

                                                          Three Months Ended
                                                       ------------------------
                                                       March 31,       April 2,
                                                         1996            1995
                                                       ---------       --------
   NET REVENUES                                        $ 20,073        $ 16,625

   COST OF SALES                                         11,588          10,695
                                                       --------        --------
             Gross profit                                 8,485           5,930
                                                       --------        --------

   OPERATING EXPENSES:
      Research and development                            1,464           1,665
      Selling, marketing and service                      4,358           3,299
      General and administrative                          1,131           1,141
                                                       --------        --------
             Total operating expenses                     6,953           6,105
                                                       --------        --------
   EARNINGS (LOSS) FROM OPERATIONS                        1,532            (175)

      Interest expense                                     (220)           (255)
      Other income (expense), net                           111             (39)
                                                       --------        --------
   EARNINGS (LOSS) BEFORE INCOME TAXES                    1,423            (469)
      Provision for income taxes                            350            --
                                                       --------        --------
   NET EARNINGS (LOSS)                                 $  1,073        $   (469)
                                                       ========        ========



   NET EARNINGS (LOSS) PER COMMON AND
      COMMON EQUIVALENT SHARE                          $   0.15        $  (0.08)
                                                       ========        ========

   WEIGHTED AVERAGE COMMON AND COMMON
      EQUIVALENT SHARES OUTSTANDING                       7,211           5,548
                                                       ========        ========


  The accompanying notes are an integral part of these financial statements.

                          FISCHER IMAGING CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                  (Unaudited)

                                                                        Three Months Ended
                                                                       --------------------
                                                                        March 31,   April 2,
                                                                           1996       1995
                                                                        ---------   --------
   CASH FLOWS FROM OPERATING ACTIVITIES:
      Net earnings (loss)                                                $ 1,073    $  (469)
                                                                         -------    -------
      Adjustments to reconcile net earnings (loss) to net cash
      (used in ) provided by operating activities-
          Depreciation and amortization                                      572        553
          Provision for minority interests                                   (36)         7
          Other                                                               (7)        60
          Net changes in assets and liabilities-
             Decrease in trade accounts receivable                           767      1,325
             Increase in inventories                                      (1,955)      (778)
             Increase in other current assets                               (168)      (476)
             (Increase) decrease in deferred costs and other assets         (176)        28
             (Decrease) increase in disbursements in transit                (363)       163
             (Decrease) increase in trade accounts payable                  (694)       506
             Increase in accrued salaries and wages                           55        120
             Decrease in other current liabilities                          (575)      (644)
             Increase (decrease) in other noncurrent liabilities              19        (25)
                                                                         -------    -------
                Total adjustments                                         (2,561)       839
                                                                         -------    -------
                Net cash (used in) provided by operating activities       (1,488)       370
                                                                         -------    -------
   CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                  (407)      (136)
                                                                         -------    -------
              Net cash used in investing activities                         (407)      (136)
                                                                         -------    -------
   CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from sale of common stock                                     370        102
      Net borrowings (repayments) under line of credit agreements          1,327       (131)
      Repayments of long-term debt                                          (219)      (247)
      Decrease in cumulative translation adjustment                           29        243
                                                                         -------    -------
              Net cash provided by (used in) financing activities          1,507        (33)
                                                                         -------    -------
   NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                     (388)       201
   CASH AND CASH EQUIVALENTS, beginning of period                            968        508
                                                                         -------    -------
   CASH AND CASH EQUIVALENTS, end of period                              $   580    $   709
                                                                         =======    =======


  The accompanying notes are an integral part of these financial statements.

                          FISCHER IMAGING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

1. GENERAL

In the opinion of management, the accompanying unaudited consolidated balance sheets and statements of operations and cash flows contain all adjustments, consisting only of normal recurring items, necessary to present fairly the financial position of Fischer Imaging Corporation (the "Company") at March 31, 1996, its results of operations for the three months ended March 31, 1996 and April 2, 1995 and cash flows for the three months ended March 31, 1996 and April 2, 1995.

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by generally accepted accounting principles. The financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest annual report on Form 10-K for the year ended December 31, 1995.


2. INVENTORIES

Inventories include costs of materials, direct labor and manufacturing overhead. Inventories are priced at the lower of cost (using primarily the last-in, first-out ("LIFO") method of valuation) or market. Writedowns for excess or obsolete inventories are charged to expense in the period in which conditions giving rise to the writedowns are first recognized.

Inventories consisted of the following components (in thousands):

                                                      March 31,     December 31,
                                                         1996           1995
                                                      ---------     ------------
Raw materials                                          $ 11,372       $ 12,040
Work in process and finished goods                       12,575          9,952
LIFO valuation adjustment                                (1,202)        (1,202)
                                                       --------       --------
Total Inventories                                      $ 22,745       $ 20,790
                                                       ========       ========

3. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following (in thousands):

                                                      March 31,     December 31,
                                                         1996           1995
                                                      ---------     ------------
Customer deposits and deferred revenue                 $1,692          $2,132
Accrued warranty and installation costs                 1,196           1,140
Other                                                   1,510           1,701
                                                       ------          ------
Total other current liabilities                        $4,398          $4,973
                                                       ======          ======

4. NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consisted of the following (in thousands):

                                                      March 31,     December 31,
                                                         1996           1995
                                                      ---------     ------------
Notes payable to banks under revolving
  line of credit agreement                              $ 3,970        $ 2,643
Promissory notes payable                                    260            386
Non-competition note payable                                844            829
Capitalized lease obligations                               724            791
Other                                                        72             73
                                                        -------        -------
                                                          5,870          4,722
Less Current maturities                                  (5,689)        (4,344)
                                                        -------        -------
Long-term debt                                          $   181        $   378
                                                        =======        =======


The Company currently has a $15.0 million working capital line of credit secured by accounts receivable, inventory and fixed assets. The line of credit expires on February 1, 1997. Borrowings under the line of credit are subject to borrowing base restrictions which, as of March 31, 1996, amounted to approximately $ 15.0 million. See "Management's Discussion & Analysis - Liquidity and Capital Resources" for an additional discussion of the Company's line of credit.


5. ISSUANCE OF PREFERRED STOCK

During the second quarter of 1995, the Company issued 1,333,333 shares of Series D Convertible Preferred Stock for $10 million. The preferred stock is non-voting and not redeemable, bears no stated dividend, has a $7.50 per share preference upon liquidation and is convertible into common stock on a one-for-one basis (subject to customary anti- dilution protection) at the option of the holder.


6. NET EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

Net earnings (loss) per share is computed based on results of operations attributable to common stock and the weighted average number of common and common equivalent shares outstanding during each of the periods. The preferred shares issued during the second quarter of 1995 (see Note 5) are treated as common stock equivalents in the calculation of earnings per share. The Company uses the treasury stock method for determining the effect of outstanding stock options on earnings per share.

Earnings per share are calculated by dividing the net earnings by the weighted average of common and common equivalent shares outstanding during each of the periods.

7. FISCHER MIDWEST ACQUISITION

During the fourth quarter of 1995, the Company reached an agreement in principle for the acquisition of the 45% minority interest of Fischer Imaging Midwest, Inc. in exchange for 63,162 shares of the Company's stock. The Company accounted for this transaction, which closed in February 1996, as a purchase, acquiring net assets with a net book value of approximately $331,000 and recording goodwill of approximately $221,000. As part of the acquisition agreement, the purchase price may be adjusted based on subsequent realization of certain working capital assets as of June 1, 1996. The Company placed 10,000 of the shares of Company stock in escrow, pending the outcome of this potential purchase price adjustment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth the percentage of net revenues represented by certain data included in the Company's statement of operations for the periods indicated.

                                                      THREE MONTHS ENDED
                                                     ----------------------
                                                     APRIL 2,     MARCH 31,
                                                       1995         1996
                                                     --------     ---------
Net revenues....................................       100.0%       100.0%
Cost of sales...................................        64.3         57.7
                                                       -----        -----
          Gross profit..........................        35.7         42.3
                                                       -----        -----
Operating expenses:
  Research and development......................        10.0          7.3
  Selling, marketing and service................        19.8         21.7
  General and administrative....................         6.9          5.6
                                                       -----        -----
          Total operating expenses..............        36.7         34.6
                                                       -----        -----
Earnings (loss) from operations.................        (1.1)         7.6
Interest expense................................        (1.5)        (1.1)
Other income, net...............................        (0.2)         0.6
                                                       -----        -----
Earnings (loss) before income taxes (loss)......        (2.8)         7.1
Provision for income taxes......................         0.0          1.7
                                                       -----        -----
Net earnings (loss).............................        (2.8)%        5.3%
                                                       =====        =====

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED APRIL 2, 1995

     Net Revenues. First quarter 1996 net revenues were $20,073,000, an increase of 20.7% from first quarter 1995 revenues of $16,625,000. Revenue growth for the first quarter of 1996 reflects expanded OEM revenues, principally Tilt-C systems sold to GE Medical Systems, improved sales of mammography and general radiography products, principally through the Company's direct sales channel, and service revenue improvements. In the first quarter of 1996, the Company experienced a decline in revenues from international direct and dealer channels compared to the first quarter of 1995 due primarily to a large system sale that occurred in the first quarter of 1995. The Company does not believe the reduced international revenues in the first quarter of 1996 is indicative of international revenues for the entire year.

     Gross Profit. For the first quarter of 1996, gross profit expressed as a percentage of net revenues was 42.3%, up from 35.7% for the first quarter of 1995, principally due to reductions in manufacturing costs as well as higher absorption of manufacturing costs associated with increased volumes. Gross margins also benefited from increases in high margin service revenues.

     Research and Development Expenses. Research and development expenses for the first quarter of 1996 and 1995 were $1,464,000 and $1,665,000 respectively, a $201,000, or 12.1%, decrease. As a percentage of net revenues, research and development expenses decreased to 7.3% for the first quarter of 1996 from 10.0% for the first quarter of 1995. The decrease is primarily attributable to engineering efforts temporarily assigned to product enhancement and other production activities during the first quarter of 1996. The Company anticipates that these engineering efforts will be refocused on research and development activities during the second quarter of 1996.

     Selling, Marketing and Service Expenses. Selling, marketing and service expenses for the first quarter of 1996 and 1995 were $4,358,000 and $3,299,000, respectively, or 21.7% and 19.8% of net revenues, respectively. The increase in selling, marketing and service expense as a percentage of net revenues reflects increases in sales through the direct sales channel, for which the Company incurred commission expenses, as compared to the comparable three months of 1995.

     General and Administrative Expenses. General and administrative expenses for the first quarter of 1996 were $1,131,000, or approximately the same as the $1,141,000 for the first quarter of 1995. General and administrative expenses declined as a percentage of net revenues from 6.9% to 5.6%, due primarily to an increased level of net revenues.

     Interest Expense. Interest expense for the first quarter of 1996 and 1995 was $220,000 and $255,000, respectively. The decrease from 1995 to 1996 is principally due to reductions in the outstanding borrowings under the Company's revolving line of credit and other borrowing arrangements.

     Net Earnings (Loss). For the first quarter of 1996, the Company reported net earnings of $1,073,000 compared with a net loss of $469,000 for the first quarter of 1995. Earnings for the first quarter of 1996 were favorably impacted by the results of ongoing cost reduction efforts and by increased OEM revenues and sales of mammography products, principally through the direct sales channel, as compared to the first quarter of 1995.

INCOME TAXES

     Based upon anticipated earnings for the year, an anticipated reduction in the valuation allowance on deferred tax assets, and a review of other factors giving rise to differences between statutory and effective income tax rates, the Company has estimated its effective tax rate for the year ended December 31, 1996 to be approximately 25.0% and, accordingly, has provided income taxes in the first quarter of 1996 of $350,000, against its first quarter earnings before taxes of $1.4 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operations for the three months ended March 31, 1996 was $1.5 million compared to $0.4 million provided from operations in the same period in 1995. The increase in cash used in operations principally reflects higher investment in inventories and reductions in customer deposits and accounts payable, partially offset by $1.6 million of net earnings before depreciation and amortization, as well as improved accounts receivable collection activities which have reduced accounts receivable balances as of March 31, 1996 as compared to April 2, 1995.

The Company plans to fund its planned capital expenditures, working capital needs and other cash requirements for the foreseeable future through its operating cash flows and available lines of credit. The Company may also seek additional debt or equity financing in 1996 to the extent it believes beneficial or necessary.

     As of March 31, 1996, the Company had $0.6 million in cash and cash equivalents and working capital of $25.2 million. The Company has in place a $15.0 million working capital line of credit, which expires February 1, 1997 and is secured by accounts receivable, inventory and fixed assets. The maximum amount available under this line of credit is subject to borrowing base restrictions which are a function of defined balances in accounts receivable, inventory and fixed assets. As of March 31, 1996, borrowing availability under this line of credit was approximately $11.0 million beyond actual borrowings as of that date of $4.0 million. The Company believes its current level of profitability, available borrowing capacity, and potential equity financing currently being pursued will be sufficient to fund foreseeable working capital and capital expenditure needs.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K:

(a) Exhibits

              27  Financial Data Schedule

(b) Reports on Form 8-K

              None



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 to be signed on its behalf by the undersigned thereunto duly authorized.



                                               FISCHER IMAGING CORPORATION


                                               /S/ James A. Newcomb
                                               --------------------
                                               James A. Newcomb
                                               Vice President Finance /
                                               Chief Financial Officer



May 11, 1996

                                EXHIBIT INDEX

Exhibit No.                      Description                          Page
- -----------                      -----------                          ----

    27                     Financial Data Schedule