Form 10-Q
period 1996-06-30
FISCHER IMAGING CORP
filed 1996-08-07
CIK 750901

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                               FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  For The Quarter Ended June 30, 1996


[ ]  TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________ to __________

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

Registrant's telephone number, including area code: (303) 452-6800


Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90
days.  Yes  X    No
           ----     ----

                                           Shares Outstanding as of
         Title of Class                            June 30, 1996
- -----------------------------------        -------------------------

    Common Stock, $0.01 par value                    5,689,810

                      FISCHER IMAGING CORPORATION


                           TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION                                   PAGE
                                                                  ----


     Item 1.   Consolidated Financial Statements

               Consolidated Balance Sheets -
               June 30, 1996 and December 31, 1995                   3

               Consolidated Statements of Operations -
               Three and six months ended  June 30, 1996
               and July 2, 1995                                      4

               Consolidated Statements of Cash Flows -
               Six months ended June 30, 1996 and July 2, 1995       5

               Notes to Consolidated Financial Statements            6


     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                   9


PART II.  OTHER INFORMATION

     Item 4.   Submission of Matters to a Vote of Security Holders  14

     Item 6.   Exhibits and Reports on Form 8-K                     14

                      FISCHER IMAGING CORPORATION
                      CONSOLIDATED BALANCE SHEETS
               (Amounts in thousands except share data)

                                                                                                June 30,   December 31,
                                                                                                  1996         1995
                                                                                              -----------  ------------
                                          ASSETS                                              (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                                      $    466      $    968
  Trade accounts receivable, net of allowance for doubtful accounts of approximately $480 and $449 at June 30, 1996 and
    December 31, 1995, respectively                                                                21,552        19,957
  Inventories                                                                                      24,928        20,790
  Other current assets                                                                              3,604         3,202
                                                                                                  -------       -------
        Total current assets                                                                       50,550        44,917
                                                                                                  -------       -------


PROPERTY AND EQUIPMENT (at cost):
  Manufacturing equipment                                                                           7,395         7,591
  Office equipment and leasehold improvements                                                       4,580         4,789
                                                                                                  -------       -------

                                                                                                   11,975        12,380
  Less-Accumulated depreciation and amortization                                                    7,777         8,288
                                                                                                  -------       -------

        Property and equipment, net                                                                 4,198         4,092
                                                                                                  -------       -------

INTANGIBLE ASSETS, net                                                                              4,677         4,798
DEFERRED COSTS AND OTHER ASSETS                                                                     2,051         1,843
                                                                                                  -------       -------
        Total assets                                                                             $ 61,476      $ 55,650
                                                                                                  =======       =======

                            LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Disbursements in transit                                                                       $  1,276      $  1,088
  Notes payable and current maturities of long-term debt                                            7,767         4,344
  Trade accounts payable                                                                            7,869         8,352
  Accrued salaries and wages                                                                        2,100         2,192
  Other current liabilities                                                                         5,036         4,973
                                                                                                  -------       -------
        Total current liabilities                                                                  24,048        20,949

LONG-TERM DEBT                                                                                        258           378

OTHER NONCURRENT LIABILITIES                                                                          487           739
                                                                                                  -------       -------
      Total liabilities                                                                            24,793        22,066
                                                                                                  -------       -------

STOCKHOLDERS' INVESTMENT:
  Common Stock, $.01 par value, 25,000,000 shares authorized, 5,689,810 and 5,550,691 shares issued and outstanding at June 30, 1996 and
    December 31, 1995, respectively                                                                    57            56
  Series D Convertible Preferred Stock, $.01 par value, 1,333,333 shares authorized, issued and outstanding at June 30, 1996 and
    December 31, 1995; liquidation preference of $10,000,000                                           13            13
  Additional paid-in capital                                                                       35,676        34,679
  Accumulated earnings (deficit)                                                                      993        (1,027)
  Cumulative translation adjustment                                                                   (56)         (137)
                                                                                                  -------       -------
        Total stockholders' investment                                                             36,683        33,584
                                                                                                  -------       -------
        Total liabilities and stockholders' investment                                           $ 61,476      $ 55,650
                                                                                                  =======       =======

The accompanying notes are an integral part of these financial statements.

                      FISCHER IMAGING CORPORATION
                 CONSOLIDATED STATEMENTS OF OPERATIONS
             (Amounts in thousands except per share data)
                              (Unaudited)

                                                                                Three Months Ended    Six Months Ended
                                                                               --------------------  ------------------
                                                                                 June 30,   July 2,  June 30,   July 2,
                                                                                   1996      1995      1996      1995
                                                                                ---------  --------  --------  --------
NET REVENUES                                                                    $ 21,906   $ 18,065  $ 41,979  $ 34,690

COST OF SALES                                                                      13,021    10,686    24,609    21,381
                                                                                  -------   -------   -------   -------
      Gross profit                                                                  8,885     7,379    17,370    13,309

OPERATING EXPENSES:
  Research and development                                                          1,745     1,687     3,209     3,352
  Selling, marketing and service                                                    4,467     4,051     8,825     7,350
  General and administrative                                                        1,142     1,083     2,273     2,224
                                                                                  -------   -------   -------   -------
        Total operating expenses                                                    7,354     6,821    14,307    12,926
                                                                                  -------   -------   -------   -------
EARNINGS FROM OPERATIONS                                                            1,531       558     3,063       383

  Interest expense                                                                   (200)     (153)     (420)     (408)
  Other income (expense), net                                                         (75)       (8)       36       (47)
                                                                                  -------   -------   -------   -------
EARNINGS (LOSS) BEFORE INCOME TAXES                                                 1,256       397     2,679       (72)
  Provision for income taxes                                                          310        --       660        --
                                                                                  -------   -------   -------   -------
NET EARNINGS (LOSS)                                                              $    946  $    397  $  2,019  $    (72)
                                                                                  =======   =======   =======   =======
NET EARNINGS (LOSS) PER COMMON AND
COMMON EQUIVALENT SHARE                                                          $   0.13  $   0.07  $   0.27  $  (0.01)
                                                                                  =======   =======   =======   =======
WEIGHTED AVERAGE COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING                                                       7,344     5,734     7,346     5,622
                                                                                  =======   =======   =======   =======


The accompanying notes are an integral part of these financial statements.

                      FISCHER IMAGING CORPORATION
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Amounts in thousands)
                              (Unaudited)

                                                                                                Six Months Ended
                                                                                            -----------------------
                                                                                            June 30,       July  2,
                                                                                              1996           1995
                                                                                           ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                                                     $    2,019      $     (72)
                                                                                           ---------       --------
  Adjustments to reconcile net earnings (loss) to net cash
  (used in) provided by operating activities-
    Depreciation and amortization                                                              1,177          1,298
    Provision for minority interests                                                             (36)            43
    Other                                                                                         21             62
  Net changes in assets and liabilities-
      Increase in trade accounts receivable                                                   (1,595)        (1,192)
      Increase in inventories                                                                 (4,138)          (849)
      Increase in other current assets                                                          (402)          (426)
      (Increase) decrease in deferred costs and other assets                                    (208)             9
      Increase (decrease) in disbursements in transit                                            188         (1,211)
      (Decrease) increase in trade accounts payable                                             (483)           910
      Decrease in accrued salaries and wages                                                     (92)           (18)
      Increase (decrease) in other current liabilities                                            63         (1,234)
      Increase (decrease) in other noncurrent liabilities                                        116           (113)
                                                                                           ---------       --------
        Total adjustments                                                                     (5,389)        (2,721)
                                                                                           ---------       --------
        Net cash used in operating activities                                                 (3,370)        (2,793)
                                                                                           ---------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                          (922)          (323)
                                                                                           ---------       --------
        Net cash used in investing activities                                                   (922)          (323)
                                                                                           ---------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock                                                             446            102
  Proceeds from sale of preferred stock - net                                                                 9,521
  Net borrowings (repayments) under line of credit agreements                                  3,713         (5,784)
  Repayments of long-term debt                                                                  (450)          (483)
  Decrease in cumulative translation adjustment                                                   81            246
                                                                                           ---------       --------
        Net cash provided by financing activities                                              3,790          3,602
                                                                                           ---------       --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                            (502)           486

CASH AND CASH EQUIVALENTS, beginning of period                                                   968            508
                                                                                           ---------       --------
CASH AND CASH EQUIVALENTS, end of period                                                  $      466      $     994
                                                                                           =========       ========


The accompanying notes are an integral part of these financial statements.

                      FISCHER IMAGING CORPORATION

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              (Unaudited)

1. GENERAL
- ----------

In the opinion of management, the accompanying unaudited consolidated balance sheets and statements of operations and cash flows contain all adjustments, consisting only of normal recurring items, necessary to present fairly the financial position of Fischer Imaging Corporation (the "Company") at June 30, 1996, its results of operations for the three and six months ended June 30, 1996 and July 2, 1995 and cash flows for the six months ended June 30, 1996 and July 2, 1995.

The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by generally accepted accounting principles. The financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest annual report on Form 10-K for the year ended December 31, 1995.


2. INVENTORIES
- --------------

Inventories include costs of materials, direct labor and manufacturing overhead. Inventories are priced at the lower of cost (using primarily the last-in, first-out ("LIFO") method of valuation) or market. Writedowns for excess or obsolete inventories are charged to expense in the period in which conditions giving rise to the writedowns are first recognized.

Inventories consisted of the following components (in thousands):

                                               June 30,   December 31,
                                                 1996         1995
                                             ----------  -------------

  Raw materials                               $  13,170      $  12,040
  Work in process and finished goods             12,960          9,952
  LIFO valuation adjustment                      (1,202)        (1,202)
                                               --------       --------
  Total Inventories                           $  24,928      $  20,790
                                               ========       ========

3.  OTHER CURRENT LIABILITIES
- -----------------------------

Other current liabilities consisted of the following (in thousands):

                                               June 30,   December 31,
                                                 1996         1995
                                             ----------  -------------

  Customer deposits and deferred revenue       $  2,187       $  2,132
  Accrued warranty and installation costs         1,364          1,140
  Other                                           1,485          1,701
                                                -------        -------
  Total other current liabilities              $  5,036       $  4,973
                                                =======        =======

4. NOTES PAYABLE AND LONG-TERM DEBT
- -----------------------------------

Notes payable and long-term debt consisted of the following (in thousands):

                                               June 30,   December 31,
                                                 1996         1995
                                             ----------  -------------

  Notes payable under bank revolving
    line of credit agreement                   $  6,356      $   2,643
  Promissory notes payable                          131            386
  Non-competition note payable                      859            829
  Capitalized lease obligations                     610            791
  Other                                              69             73
                                                -------       --------
                                                  8,025          4,722
  Less--Current maturities                       (7,767)        (4,344)
                                                -------       --------
  Long-term debt                               $    258      $     378
                                                =======       ========

The Company currently has a $15.0 million bank revolving line of credit secured by accounts receivable, inventory and fixed assets.
The line of credit expires on February 1, 1997. Borrowings under the line of credit are subject to borrowing base restrictions which, as of June 30, 1996, did not restrict the amount available under the line. See Note 8 to these unaudited consolidated financial statements and "Management's Discussion & Analysis - Liquidity and Capital Resources" for an additional discussion of the Company's line of credit.


5. ISSUANCE OF PREFERRED STOCK
- ------------------------------

During the second quarter of 1995, the Company issued 1,333,333 shares of Series D Convertible Preferred Stock for $10 million. The preferred stock is non-voting and not redeemable, bears no stated dividend, has a $7.50 per share preference upon liquidation and is convertible into common stock on a one-for-one basis (subject to customary anti-dilution protection) at the option of the holder.


6.  NET EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE
- --------------------------------------------------------------

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

7.  FISCHER MIDWEST MINORITY INTEREST
- -------------------------------------

During the fourth quarter of 1995, the Company reached an agreement in principle for the acquisition of the 45% minority interest of Fischer Imaging Midwest, Inc. in exchange for 63,162 shares of the Company's
stock.   The Company accounted for this transaction, which closed in
February 1996, as a purchase, acquiring net assets with a net book value of approximately $331,000 and recording goodwill of approximately $221,000. As part of the acquisition agreement, the purchase price may be adjusted based on subsequent realization of certain working capital assets as of June 1, 1996. The Company placed 10,000 of the shares of Company stock in escrow, pending the outcome of this potential purchase price adjustment, which is expected to be completed during the last half of 1996.

8. COMMON STOCK OFFERING (SUBSEQUENT EVENT)
- -------------------------------------------

On June 27, 1996, the Company completed the sale of 1,200,000 shares of its common stock at $12.00 per share. Proceeds, net of underwriting discount, of $13,536,000 were received in early July 1996 and were primarily utilized to repay existing indebtedness under the Company's bank revolving line of credit of approximately $6.4 million. The remaining proceeds are invested in short-term, investment grade securities.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of results of operations and financial condition contains, in addition to historical information, forward-looking statements which involve risks and uncertainties.
The Company's actual results may differ significantly from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in the Company's 1995 Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and "Risk Factors" in the Company's recent Registration Statement on Form S-2, which was declared effective June 27, 1996.

OVERVIEW

The Company designs, manufactures and markets specialty and general purpose medical imaging systems for the diagnosis and treatment of disease. The Company's newest product lines are directed towards medical specialties in which image-guided, minimally-invasive therapies are replacing open surgical procedures. These products are used primarily in the diagnosis and treatment of breast cancer, heart disease and vascular disease. The Company also designs and manufactures specialty x-ray imaging components and subsystems for several leading medical products companies as an OEM and sells general radiology systems for use in hospitals, clinics and physicians' offices.

The Company's future profitability will depend on many factors, including demand for the Company's products and the ability of the Company to maintain or increase gross margins, control manufacturing and other costs, implement its marketing and sales strategies in the United States and internationally, maintain orders under OEM agreements, renew OEM agreements on favorable terms and develop and introduce new products that successfully compete.

The Company has experienced and is likely to continue to experience significant quarterly and annual fluctuations in net revenues, operating results and net income, depending on such factors as the timing of large system shipments to customers, the timing of orders under OEM contracts and related manufacturing and shipment scheduling, new product introductions and new marketing programs by the Company and its competitors, delays in contract development projects, the effect of economic conditions on the Company's markets, the effects of managed healthcare on capital expenditures and reimbursement, increases in marketing and research costs in relation to sales, regulatory clearance of new products, seasonal purchasing patterns of hospitals and the timing of purchasing decisions by customers. Additionally, because the timing of the occurrence of such factors is difficult to anticipate and many of the Company's costs are fixed, the Company may not be able to sufficiently reduce its costs in periods when its revenues are less than anticipated and may suffer unexpected losses or lower income in these periods.

The Company is expanding its international sales and marketing efforts, which can be expected to result in losses from its international operations until its international revenues reach sufficient levels. Additionally, the Company's exposure to the risks of international business, including foreign currency risks, may increase as its international business grows. The Company attempts to minimize these risks through measures including, but not limited to, requiring payments in U.S. dollars and the use of dollar-denominated letters of credit. There can be no assurance, however, that the Company will be successful in its international sales efforts or in minimizing any associated risks.

RESULTS OF OPERATIONS

The following table sets forth the percentage of net revenues represented by certain data included in the Company's statements of operations for the periods indicated:

                                                 Three Months Ended              Six Months Ended
                                             -------------------------      ------------------------
                                               June 30,        July 2,       June 30,        July 2,
                                                 1996           1995           1996           1995
                                              ---------       --------      ---------       --------
Net revenues                                     100.0%         100.0%         100.0%         100.0%

Gross profit                                      40.6%          40.8%          41.4%          38.4%

Research and development                           8.0%           9.3%           7.6%           9.7%

Selling, marketing and service                    20.4%          22.4%          21.0%          21.2%

General and administrative                         5.2%           6.0%           5.4%           6.4%

Earnings from operations                           7.0%           3.1%           7.3%           1.1%

Provision for income taxes                         1.4%           0.0%           1.6%           0.0%

Net earnings (loss)                                4.3%           2.2%           4.8%          (0.2%)

Net Revenues. Second quarter net revenues were $21,906,000, an increase of 21.3% from second quarter 1995 net revenues of $18,065,000. Net revenues for the six months ended June 30, 1996 were $41,979,000, a 21.0% increase over net revenues of $34,690,000 for the comparable six month period of 1995. Revenue growth for the three and six month periods principally reflects expanded OEM shipments (Tilt-C systems sold through GE Medical Systems and sales of lithotripter products to Dornier and Storz), as well as increased sales of general radiography products, sold principally through the domestic dealer channel, and service revenue improvements. For the three months ended June 30, 1996, international revenues were higher than the comparable three months of 1995, although international revenues for the six months ended June 30, 1996 declined as compared to the comparable six months of 1995. The decline for the six month period was due primarily to a large system sale that occurred during the first quarter of 1995. The Company anticipates a change in its sales mix over the remainder of the year, as increases in products sold through the Company's direct and dealer channels are offset by decreases in sales through the OEM channel.

Gross Profit. For the second quarter of 1996, gross profit expressed as a percentage of net revenues was 40.6%, approximately the same as the 40.8% for the second quarter of 1995, as the unfavorable effects of the shift in product mix to lower margin OEM sales was largely offset by reductions in manufacturing costs and higher absorption of manufacturing costs associated with increased volumes. For the six months ended June 30, 1996, gross profit as a percentage of net revenues was 41.4%, up from 38.4% for the six months ended July 2, 1995. This improvement was due to manufacturing cost reductions and the higher manufacturing cost absorption associated with higher volumes, partially offset by the effects of the shift in product mix to lower margin OEM sales.

Research and Development Expenses. Research and development expenses for the second quarter of 1996 and 1995 were $1,745,000 and $1,687,000, respectively. As a percentage of net revenues, second quarter 1996 and 1995 research and development expenses were 8.0% and 9.3%, respectively. The higher level of research and development expenses over last year relates primarily to the continuing development of digital imaging products for mammography. This trend can be expected to continue. For the six months ended June 30, 1996 and July 2, 1995, research and development expenses were $3,209,000, or 7.6% of net revenues, and $3,352,000, or 9.7% of net revenues, respectively. The decline in research and development expenses for the six months ended June 30, 1996 as compared to the six months ended July 2, 1995 is primarily attributable to engineering efforts temporarily assigned to product enhancement and other production activities during the first quarter of 1996.

Selling, Marketing and Service Expenses. Selling, marketing and service expenses for the second quarter of 1996 and 1995 were $4,467,000 and $4,051,000, respectively, or 20.4% and 22.4%, respectively, of net revenues. The decrease as a percentage of net revenues reflects reductions in sales through the direct sales channel, for which the Company incurs commissions, warranty and installation expenses, as compared to the comparable three months of 1995. For the six months ended June 30, 1996, selling, marketing and services expenses were $8,825,000, or 21.0% of net revenues, as compared to $7,350,000, or 21.2% of net revenues, for the comparable six month period of 1995. As a percentage of net revenues, selling, marketing and service expenses for the six months ended June 30, 1996 were favorably impacted by lower commissions, warranty and installation expenses associated with lower sales through the direct sales channel, offset by higher service expenses as compared to the comparable six months of 1995. Service expenses were higher in 1996 due to expanded international service activity, as well as a lower level of completed installation activity in 1996, for which the service department receives credit against provisions provided at time of sale.

General and Administrative Expenses. General and administrative expenses for the second quarter of 1996 and 1995 were essentially
unchanged at $1,142,000 and $1,083,000, respectively.   As a
percentage of net revenues, general and administrative expenses declined from 6.0% to 5.2% from the second quarter of 1995 to the second quarter of 1996. For the six months ended June 30, 1996, general and administrative expenses were $2,273,000, or 5.4% of net revenues, as compared to $2,224,000, or 6.4% of net revenues for the comparable period of 1995. For both the three and six month periods ended June 30, 1996, the reduction in general and administrative expenses as a percentage of net revenues is primarily due to the change in net revenues, which increased more rapidly than administrative expenses.

Interest Expense. Interest expense for the second quarter of 1996 and 1995 was $200,000 and $153,000, respectively. For the six months ended June 30, 1996, interest expense was $420,000, as compared to $408,000 for the first six months of 1995. The increase in interest expense is principally related to changes in outstanding borrowings under the Company's revolving line of credit and other borrowing arrangements. Borrowings are primarily a function of working capital requirements, which have increased as a result of higher revenues and production requirements.

Net Earnings (Loss).   The Company's net earnings for the second
quarter of 1996 was $946,000 as compared to $397,000 for the second quarter of 1995. For the six months ended June 30, 1996, net earnings was $2,019,000 as compared to a net loss of $72,000 for the comparable six month period of 1995. For both the three and six month periods ended June 30, 1996 net earnings benefited from increased OEM shipments, and from reductions in and improved absorption of manufacturing expenses as compared to the comparable periods of 1995. Operating expenses were reduced as a percentage of net revenues, further benefiting net earnings. Offsetting these improvements, income taxes were required to be provided in the three and six month periods ended June 30, 1996, at an estimated annual effective rate of 25%; whereas, in 1995, due to the cumulative net loss, no income tax provision was required.

INCOME TAXES

Based upon anticipated earnings for the year, an anticipated reduction in the valuation allowance on deferred tax assets, and a review of other factors giving rise to differences between statutory and effective income tax rates, the Company has estimated its effective tax rate for the year ended December 31, 1996 to be approximately 25.0% and, accordingly, has provided income taxes in the three and six month periods ended June 30, 1996 of $310,000 and $660,000, respectively, against earnings before taxes of $1,256,000 and $2,679,000, respectively. Because the Company had a net loss for the six months ended July 2, 1995, the net earnings (loss) for the three and six month periods ended July 2, 1995 did not include an income tax provision.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operations for the six months ended June 30, 1996 was $3.4 million compared to $2.8 million in the same period in 1995. The increase in cash flows used in operations principally reflects higher investment in inventories and accounts receivable in 1996, partially offset by a $2.1 million improvement in net earnings and a reduction in customer deposits in 1995 which did not reoccur in 1996.

As of June 30, 1996, the Company had $0.5 million in cash and cash equivalents and working capital of $26.5 million. Currently, the Company has in place a $15.0 million working capital line of credit, which is secured by accounts receivable, inventory and fixed assets. The borrowings under the line of credit are subject to borrowing base restrictions which, as of June 30, 1996 limited borrowing availability to approximately $8.6 million beyond actual borrowings as of that date of $6.4 million. Subsequent to June 30, 1996 the Company received approximately $13.5 million in proceeds, net of underwriters' discount, from the sale of 1.2 million shares of its common stock. These proceeds were primarily utilized to repay existing indebtedness under the Company's bank revolving line of credit of approximately $6.4 million. The remaining proceeds are invested in short-term, investment grade securities.

The Company believes its current level of operations, available borrowing capacity, and the proceeds from its recently completed equity financing will be sufficient to fund foreseeable working capital and capital expenditure needs.

                      PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.
- -----------------------------------------------------------

The Annual Meeting of Stockholders of Fischer Imaging Corporation was held on May 23, 1996. At the Meeting, David G. Bragg, M.D. and
Thomas J. Cable were elected as Class II directors for a three-year term expiring at the 1999 Annual Meeting.

The matters voted upon at the Meeting were (i) the election of the above noted directors and (ii) a proposal to increase the number of shares of common stock authorized for issuance under the Company's 1991 Stock Option Plan (the "Stock Option Plan") from 500,000 shares to 1,250,000 shares. The results of the voting on these matters is outlined in the following table.

                                                             VOTES
                                             VOTES         WITHHELD/         VOTES         BROKER
       PROPOSAL                               FOR           AGAINST        ABSTAINED     NON-VOTES
- -----------------------------------------------------------------------------------------------------
Election of Directors:
  David G. Bragg, M.D.                      4,532,832              0         158,828             0
  Thomas J. Cable                           4,532,832              0         158,828             0

Increase in shares authorized for
  issuance under the Stock Option Plan      2,247,578        628,573          16,319     1,799,190


Item 6. Exhibits and Reports on Form 8-K:
- -----------------------------------------

(a)  Exhibits
- -------------

 Documents filed with this report:

 27       Financial Data Schedule

(b)  Reports on Form 8-K
- ------------------------

  None

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 to be signed on its behalf by the undersigned thereunto duly authorized.


                              FISCHER IMAGING CORPORATION


                              James A. Newcomb
                              ---------------------------
                              James A. Newcomb
                              Vice President Finance /
                              Chief Financial Officer



August 7, 1996

                             EXHIBIT INDEX
                             -------------

Exhibit No.  Description
- -----------  -----------

    27       Financial Data Schedule