Form 10-Q
period 1996-09-30
FISCHER IMAGING CORP
filed 1996-11-14
CIK 750901

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                               FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               For The Quarter Ended September 30, 1996

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

       For the transition period from           to
                                      ---------    ------------

                    Commission file number 0-19386

                      FISCHER IMAGING CORPORATION
        (Exact name of Registrant as specified in its charter)

           DELAWARE                          36-2756787
   (State of incorporation)     (I.R.S. Employer Identification No.)

   12300 North Grant Street
       Denver, Colorado                         80241
(Address of principal executive offices)     (Zip Code)

  Registrant's telephone number, including area code: (303) 452-6800


Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90
days.  Yes   X    No
           -----     ----

                                      Shares Outstanding as of
        Title of Class                   September 30, 1996
     ---------------------            -------------------------

Common Stock,  $0.01 par value                6,894,835

                      FISCHER IMAGING CORPORATION


                           TABLE OF CONTENTS



PART I.        FINANCIAL INFORMATION                              Page
                                                                  ----



     Item 1.   Consolidated Financial Statements

               Consolidated Balance Sheets -
               September 30, 1996 and December 31, 1995              3

               Consolidated Statements of Operations -
               Three and nine months ended  September 30, 1996
               and October 1, 1995                                   4

               Consolidated Statements of Cash Flows -
               Nine months ended  September 30, 1996 and
               October 1, 1995                                       5

               Notes to Consolidated Financial Statements            6


     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                   9


PART II.       OTHER INFORMATION


     Item 6.   Exhibits and Reports on Form 8-K                     14

                      FISCHER IMAGING CORPORATION
                      CONSOLIDATED BALANCE SHEETS
               (Amounts in thousands except share data)


                                                                          September 30,       December 31,
                                                                              1996                1995
                                                                          ------------        ------------
                                                           ASSETS          (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                                 $5,072          $      968
     Trade accounts receivable, net of allowance for
          doubtful accounts of approximately $641 and $449
          at September 30, 1996 and December 31, 1995,
          respectively                                                         22,425              19,957
     Inventories                                                               24,049              20,790
     Other current assets                                                       3,552               3,202
                                                                               ------              ------
               Total current assets                                            55,098              44,917
                                                                               ------              ------
PROPERTY AND EQUIPMENT (at cost):
     Manufacturing equipment                                                    7,307               7,591
     Office equipment and leasehold improvements                                4,733               4,789
                                                                               ------              ------
                                                                               12,040              12,380
     Less-Accumulated depreciation and amortization                             8,113               8,288
                                                                               ------              ------
               Property and equipment, net                                      3,927               4,092
                                                                               ------              ------
INTANGIBLE ASSETS, net                                                          4,493               4,798
DEFERRED COSTS AND OTHER ASSETS                                                 1,958               1,843
                                                                               ------              ------
               Total assets                                                 $  65,476            $ 55,650
                                                                               ======              ======

                                          LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
     Disbursements in transit                                            $          7           $   1,088
     Notes payable and current maturities of long-term debt                       369               4,344
     Trade accounts payable                                                     6,609               8,352
     Accrued salaries and wages                                                 2,315               2,192
     Other current liabilities                                                  5,434               4,973
                                                                               ------              ------
               Total current liabilities                                       14,734              20,949
LONG-TERM DEBT                                                                    197                 378
OTHER NONCURRENT LIABILITIES                                                      487                 739
                                                                               ------              ------
               Total liabilities                                               15,418              22,066

STOCKHOLDERS' INVESTMENT:
     Common Stock, $.01 par value, 25,000,000 shares
          authorized, 6,894,835 and 5,550,691 shares
          issued and outstanding at September 30, 1996
          and December 31, 1995, respectively                                      69                  56
     Series C Junior Participating Preferred Stock,
          $.01 par value, 500,000 shares authorized,
          no shares issued and outstanding                                         --                  --
     Series D Convertible Preferred Stock, $.01 par
          value, 1,333,333 shares authorized, issued and
          outstanding at September 30, 1996 and December 31,
          1995; liquidation preference of $10,000,000                              13                  13
          Additional paid-in capital                                           48,805              34,679
     Accumulated earnings (deficit)                                             1,233              (1,027)
     Cumulative translation adjustment                                            (62)               (137)
                                                                               ------              ------
               Total stockholders' investment                                  50,058              33,584
                                                                               ------              ------
               Total liabilities and stockholders' investment               $  65,476            $ 55,650
                                                                               ======              ======

                         The accompanying notes are an integral part of these financial statements.

                      FISCHER IMAGING CORPORATION
                 CONSOLIDATED STATEMENTS OF OPERATIONS
             (Amounts in thousands except per share data)
                              (Unaudited)

                                                             Three Months Ended             Nine Months Ended
                                                       -------------------------------  -------------------------
                                                      September 30,   October 1,         September 30,   October 1,
                                                          1996           1995                1996           1995
                                                          ----           ----                ----           ----
NET REVENUES                                             $ 20,886       $ 19,055            $ 62,865       $ 53,745

COST OF SALES                                              12,953         11,739              37,562         33,120
                                                           ------         ------              ------         ------
     Gross profit                                           7,933          7,316              25,303         20,625

OPERATING EXPENSES:
     Research and development                               1,816          1,625               5,025          4,977
     Selling, marketing and service                         4,489          3,420              13,347         10,770
     General and administrative                             1,265          1,266               3,538          3,490
                                                           ------         ------              ------         ------
          Total operating expenses                          7,570          6,311              21,910         19,237
                                                           ------         ------              ------         ------
EARNINGS FROM OPERATIONS                                      363          1,005               3,393          1,388

     Interest expense                                         (99)          (107)               (519)          (515)
     Interest income                                           75             19                  90             42
     Other income (expense), net                              (13)           (34)                 41           (104)
                                                           ------         ------              ------         ------
EARNINGS BEFORE INCOME TAXES                                  326            883               3,005            811
     Provision for income taxes                                85            --                  745             --
                                                           ------         ------              ------         ------
NET EARNINGS                                             $    241      $     883            $  2,260      $     811
                                                           ======         ======              ======         ======

NET EARNINGS PER COMMON
AND COMMON EQUIVALENT
SHARE                                                     $  0.03        $  0.13             $  0.30        $  0.13
                                                           ======         ======              ======         ======

WEIGHTED AVERAGE COMMON
AND COMMON EQUIVALENT
SHARES OUTSTANDING                                          8,331          6,950               7,659          6,075
                                                            =====          =====               =====          =====




                         The accompanying notes are an integral part of these financial statements.

                      FISCHER IMAGING CORPORATION
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Amounts in thousands)
                              (Unaudited)


                                                                                  Nine Months Ended
                                                                         ----------------------------------
                                                                          September 30,        October 1,
                                                                              1996                1995
                                                                          ------------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                            $  2,260           $     811
                                                                               ------              ------
     Adjustments to reconcile net earnings to net cash
     (used in ) provided by operating activities-
          Depreciation and amortization                                         1,744               1,827
          Provision for minority interests                                        (36)                131
          Other                                                                    76                 151
Net changes in assets and liabilities-
               Increase in trade accounts receivable                           (2,468)               (860)
               Increase in inventories                                         (3,259)             (1,506)
               Increase in other current assets                                  (350)               (445)
               (Increase) decrease in deferred costs and other assets            (115)                153
               Decrease in disbursements in transit                            (1,081)                (34)
               (Decrease) increase in trade accounts payable                   (1,743)                408
               Increase in accrued salaries and wages                             123                 297
               Increase (decrease) in other current liabilities                   461              (2,124)
               Increase (decrease) in other noncurrent liabilities                115                 (95)
                                                                              -------              ------
                    Total adjustments                                          (6,533)             (2,097)
                                                                              -------              ------
                    Net cash used in operating activities                      (4,273)             (1,286)
                                                                               ------              ------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                      (1,089)               (788)
                                                                               ------              ------
                    Net cash used in investing activities                      (1,089)               (788)
                                                                               ------              ------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Common Stock Offering - net                                 13,121
     Proceeds from other sales of common stock                                    466                 103
     Proceeds from sale of preferred stock - net                                                    9,521
     Net borrowings (repayments) under line of credit agreements               (2,643)             (5,592)
     Repayments of long-term debt                                              (1,553)             (1,556)
     Decrease in cumulative translation adjustment                                 75                 (85)
                                                                               ------              ------
                    Net cash provided by financing activities                   9,466               2,391
                                                                               ------              ------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                            4,104                 317

CASH AND CASH EQUIVALENTS, beginning of period                                    968                 508
                                                                               ------              ------

CASH AND CASH EQUIVALENTS, end of period                                     $  5,072            $    825
                                                                               ======              ======



                         The accompanying notes are an integral part of these financial statements.

                      FISCHER IMAGING CORPORATION

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              (Unaudited)

1. GENERAL
----------

In the opinion of management, the accompanying unaudited consolidated balance sheets and statements of operations and cash flows contain all adjustments, consisting only of normal recurring items, necessary to present fairly the financial position of Fischer Imaging Corporation (the "Company") at September 30, 1996, its results of operations for the three and nine months ended September 30, 1996 and October 1, 1995 and cash flows for the nine months ended September 30, 1996 and October 1, 1995.

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

2. INVENTORIES
--------------

Inventories include costs of materials, direct labor and manufacturing overhead. Inventories are priced at the lower of cost (using primarily the last-in, first-out ("LIFO") method of valuation) or market. Writedowns for excess or obsolete inventories are charged to expense in the period in which conditions giving rise to the writedowns are first recognized.

Inventories consisted of the following components (in thousands):

                                       September 30,  December 31,
                                           1996           1995
                                       -------------  -------------

     Raw materials                        $ 14,158       $ 12,040
     Work in process and finished goods     11,093          9,952
     LIFO valuation adjustment              (1,202)        (1,202)
                                            ------         ------
     Total Inventories                    $ 24,049       $ 20,790
                                            ======         ======

3. OTHER CURRENT LIABILITIES
-----------------------------

Other current liabilities consisted of the following (in thousands):

                                       September 30,  December 31,
                                           1996           1995
                                       -------------  -------------

Customer deposits and deferred revenue     $ 2,062        $ 2,132
Accrued warranty and installation costs      1,659          1,140
Other                                        1,713          1,701
                                             -----          -----
Total other current liabilities            $ 5,434        $ 4,973
                                             =====          =====

4. NOTES PAYABLE AND LONG-TERM DEBT
-----------------------------------

Notes payable and long-term debt consisted of the following (in thousands):

                                       September 30,  December 31,
                                           1996           1995
                                       -------------  -------------

Notes payable under bank revolving
  line of credit agreement                $    -         $  2,643
Promissory notes payable                       -              386
Non-competition note payable                   -              829
Capitalized lease obligations                  499            791
Other                                           67             73
                                              ----          -----
                                               566          4,722
     Less--Current maturities                 (369)        (4,344)
          Long-term debt                     $ 197        $   378
                                              ====          =====

The Company currently has a $15.0 million bank revolving line of credit secured by accounts receivable, inventory and fixed assets.
The line of credit expires on February 1, 1997. Borrowings under the line of credit are subject to borrowing base restrictions which, as of September 30, 1996, did not restrict the amount available under the line. See Note 8 to these unaudited consolidated financial statements and "Management's Discussion & Analysis - Liquidity and Capital Resources" for an additional discussion of the Company's line of credit.

5. ISSUANCE OF STOCK
--------------------

During the second quarter of 1995, the Company issued 1,333,333 shares of Series D Convertible Preferred Stock for $10.0 million. The preferred stock is non-voting and not redeemable, bears no stated dividend, has a $7.50 per share preference upon liquidation and is convertible into common stock on a one-for-one basis (subject to customary anti-dilution protection) at the option of the holder.

On June 27, 1996, the Company completed the sale of 1,200,000 shares of its common stock at $12.00 per share. Proceeds, net of underwriting discount and other expenses, of $13,121,000 were received in early July 1996 and were primarily utilized to repay existing indebtedness under the Company's bank revolving line of credit of approximately $6.4 million. The remaining proceeds were invested in short-term, investment grade securities.

6. NET EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE
-------------------------------------------------------------

Net earnings (loss) per share is computed based on results of operations attributable to common stock and the weighted average number of common and common equivalent shares outstanding during each of the periods. The 1,333,333 shares of Series D Convertible Preferred Stock issued during the second quarter of 1995 (see Note 5) are treated as common stock equivalents in the calculation of earnings per share. The Company uses the treasury stock method for determining the effect of outstanding stock options on earnings per share.

Earnings per share are calculated by dividing the net earnings by the weighted average of common and common equivalent shares outstanding during each of the periods.



7. FISCHER MIDWEST MINORITY INTEREST
------------------------------------

During the fourth quarter of 1995, the Company reached an agreement in principle for the acquisition of the 45% minority interest of Fischer Imaging Midwest, Inc. in exchange for 63,162 shares of the Company's
stock.   The Company accounted for this transaction, which closed in
February 1996, as a purchase, acquiring net assets with a net book value of approximately $331,000 and recording goodwill of approximately $221,000 which is to be amortized on a straight-line basis over 40 years. As part of the acquisition agreement, the purchase price may be adjusted based on subsequent realization of certain working capital assets. The Company placed 10,000 of the shares of Company stock in escrow, pending the outcome of this potential purchase price adjustment, which is expected to be completed during the last half of 1996.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of results of operations and financial condition contains, in addition to historical information, forward-looking statements which involve risks and uncertainties.
The Company's actual results may differ significantly from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in the Company's 1995 Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and "Risk Factors" section of the Company's Registration Statement on Form S-2 that was declared effective on June 27, 1996.

Overview

The Company designs, manufactures and markets specialty and general purpose medical imaging systems for the diagnosis and treatment of disease. The Company's newest product lines are directed towards medical specialties in which image-guided, minimally-invasive therapies are replacing open surgical procedures. These products are used primarily in the diagnosis and treatment of breast cancer, heart disease and vascular disease. The Company also designs and manufactures specialty x-ray imaging components and subsystems for several leading medical products companies as an original equipment manufacturer ("OEM") and sells general radiology systems for use in hospitals, clinics and physicians' offices.

The Company's future profitability will depend on many factors, including demand for the Company's products and the ability of the Company to maintain or increase gross margins, control manufacturing and other costs, implement its marketing and sales strategies in the United States and internationally, maintain orders under OEM agreements, renew OEM agreements on favorable terms and develop and introduce new products that compete successfully.

The Company has experienced and is likely to continue to experience significant quarterly and annual fluctuations in net revenues, operating results and net income, depending on such factors as the timing of large system shipments to customers, the timing of orders under OEM contracts and related manufacturing and shipment scheduling, new product introductions and new marketing programs by the Company and its competitors, delays in contract development projects, the effect of economic conditions on the Company's markets, the effects of managed healthcare on capital expenditures and reimbursement, increases in marketing and research costs in relation to sales, regulatory clearance of new products, seasonal purchasing patterns of hospitals and the timing of purchasing decisions by customers. Additionally, because the timing of the occurrence of such factors is difficult to anticipate and many of the Company's costs are fixed, the Company may not be able to sufficiently reduce its costs in periods when its revenues are less than anticipated and may suffer unexpected losses or lower income in these periods. For example, during the three months ended September 30, 1996, the Company's order rate for its Mammotest breast biopsy systems were flat when compared to 1995, versus anticipated increases, due to increased competition from a major surgical supply company, and lower than expected orders from an OEM customer which caused lower absorption of its fixed manufacturing costs. See "--Results of Operations."

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

Results of Operations

The Company's net revenues and net income were $20,886,000 and $241,000, respectively, for the third quarter of 1996. Compared to the second quarter of 1996, the Company's sales of its electrophysiology and general radiography products increased, but sales of its Mammotest breast biopsy systems and sales of its Tilt-C systems to GE Medical Systems decreased. The Company's earnings for the third quarter were negatively affected by these decreased sales and by lower absorption of its fixed manufacturing costs, which declined particularly as a result of lower levels of third quarter production activity in anticipation of a decrease in fourth quarter 1996 shipments of Tilt-C systems. The Company believes that the disappointing Mammotest system sales resulted primarily from the aggressive marketing efforts in the surgical breast biopsy market by a major surgical supply company that is marketing a large diameter core needle biopsy device with a competitor's breast biopsy table. The Company expects this increased competition to continue to affect sales of the Mammotest system.

The following table sets forth the percentage of net revenues represented by certain data included in the Company's statements of operations for the periods indicated:

                                              Three Months Ended             Nine Months Ended
                                       --------------------------------  -------------------------
                                       September 30,        October 1,    September 30,   October 1,
                                           1996                1995           1996           1995
                                           ----                ----           ----           ----
Net revenues                              100.0%              100.0%         100.0%         100.0%
Gross profit                               38.0                38.4           40.2           38.4
Research and development                    8.7                 8.5            8.0            9.3
Selling, marketing and service             21.5                17.9           21.2           20.0
General and administrative                  6.1                 6.6            5.6            6.5
Earnings from operations                    1.7                 5.3            5.4            2.6
Provision for income taxes                  0.4                 0.0            1.2            0.0
Net earnings (loss)                         1.2                 4.6            3.6            1.5


Net Revenues. Third quarter net revenues were $20,886,000, an increase of 9.6% from third quarter 1995 net revenues of $19,055,000. Net revenues for the nine months ended September 30, 1996 were $62,865,000, a 17.0% increase over net revenues of $53,745,000 for the comparable nine month period of 1995. The Company's relative increase in revenues for the three months ended September 30, 1996 compared to the same period in 1995 reflects strong increases in sales of electrophysiology and general radiography products and, for the comparable nine month periods, principally reflects expanded OEM shipments (primarily the Tilt-C system sold to GE Medical Systems but also sales of lithotripter products to Dornier and Storz), as well as increased sales of general radiography products, sold principally through the domestic dealer channel, and increased service revenue. For the three months ended September 30, 1996, international revenues were modestly higher than the comparable three months of 1995, although international revenues for the nine months ended September 30, 1996 declined slightly from the comparable nine months of 1995. The decline for the nine month period was due primarily to the effect of a large system sale that occurred during the comparable nine month period of 1995. The Company anticipates a change in its sales mix over the remainder of 1996, as increases in some OEM products and products sold through the Company's direct and dealer channels are offset by decreases in sales of Tilt-C systems. The Company also anticipates that its Mammotest systems will continue to face strong competition in the surgical market.

Gross Profit. For the third quarter of 1996, gross profit expressed as a percentage of net revenues was 38.0%, approximately the same as the 38.4% for the third quarter of 1995, as the unfavorable effects of a decline in margin on OEM sales was largely offset by a shift in product mix to higher margin electrophysiology products. For the nine months ended September 30, 1996, gross profit as a percentage of net revenues was 40.2%, up from 38.4% for the nine months ended October 1, 1995. This improvement was due to manufacturing cost reductions and the higher manufacturing cost absorption associated with higher volumes, partially offset by the effects of the shift in product mix to lower margin OEM sales.

Research and Development Expenses. Research and development expenses for the third quarter of 1996 and 1995 were $1,816,000 and $1,625,000, respectively. As a percentage of net revenues, third quarter 1996 and 1995 research and development expenses were 8.7% and 8.5%, respectively. The higher level of research and development expenses over last year relates primarily to the continuing development of digital imaging products for mammography. This trend can be expected to continue. For the nine months ended September 30, 1996 and October 1, 1995, research and development expenses were $5,025,000, or 8.0% of net revenues, and $4,977,000, or 9.3% of net revenues, respectively. The increase in research and development expenses for the nine months ended September 30, 1996 as compared to the nine months ended October 1, 1995 is primarily attributable to the continuing development of digital imaging products for mammography, whereas the decline as a percentage of revenues is due to engineering efforts temporarily assigned to product enhancement and other production activities during the first quarter of 1996.

Selling, Marketing and Service Expenses. Selling, marketing and service expenses for the third quarter of 1996 and 1995 were $4,489,000 and $3,420,000, respectively, or 21.5% and 17.9%, respectively, of net revenues. The increase as a percentage of net revenues reflects increases in sales through the direct sales channel, for which the Company incurs commissions, warranty and installation expenses, as compared to the comparable three months of 1995. For the nine months ended September 30, 1996, selling, marketing and services expenses were $13,347,000, or 21.2% of net revenues, as compared to $10,770,000, or 20.0% of net revenues, for the comparable nine month period of 1995. As a percentage of net revenues, selling, marketing and service expenses for the nine months ended September 30, 1996 were unfavorably impacted by increased commissions, warranty and installation expenses associated with higher sales through the direct sales channel and by higher service expenses as compared to the comparable nine months of 1995. Service expenses were higher in 1996 due to expanded international service activity, as well as a lower level of completed installation activity in 1996, for which the service department receives credit at time of installation; whereas, the related expense provisions for installation credits are provided at time of sale.

General and Administrative Expenses. General and administrative expenses for the third quarter of 1996 and 1995 were essentially
unchanged at $1,265,000 and $1,266,000, respectively.   As a
percentage of net revenues, general and administrative expenses declined from 6.6% to 6.1% from the third quarter of 1995 to the third quarter of 1996. For the nine months ended September 30, 1996, general and administrative expenses were $3,538,000, or 5.6% of net revenues, as compared to $3,490,000, or 6.5% of net revenues for the comparable period of 1995. For both the three and nine month periods ended September 30, 1996, the reduction in general and administrative expenses as a percentage of net revenues is primarily due to the change in net revenues, which increased more rapidly than administrative expenses.

Interest Expense. Interest expense for the third quarter of 1996 and 1995 was $99,000 and $107,000, respectively. For the nine months ended September 30, 1996, interest expense was $519,000, as compared to $515,000 for the first nine months of 1995. The change in interest expense is principally related to changes in outstanding borrowings under the Company's revolving line of credit and other borrowing arrangements. The amount of the Company's borrowings under its line of credit have been primarily a function of working capital requirements, which have increased as a result of higher revenues and production requirements, as well as the amount of proceeds from sales of Company stock. (See Note 5.)

Net Earnings (Loss).   The Company's net earnings for the third
quarter of 1996 was $241,000 as compared to $883,000 for the third quarter of 1995. For the nine months ended September 30, 1996, net earnings was $2,260,000 as compared to a net earnings of $811,000 for the comparable nine month period of 1995. For the three month period ended September 30, 1996 net earnings were unfavorably impacted by the higher sales, marketing and service expenses associated with a change in mix to sales through the direct sales channel, as compared to the comparable three month period of 1995, partially offset by the favorable effects of higher sales of electrophysiology products at higher margins. For the nine period ended September 30, 1996, net earnings benefited from increased OEM shipments and reductions in and improved absorption of manufacturing expenses as compared to the comparable period in 1995. For both the three and nine month periods ended September 30, 1996, net earnings decreased from the comparable three and nine month periods of 1995 because income taxes were required to be provided at an estimated annual effective rate of 25%; whereas, in 1995, due to the Company's cumulative net losses, no income tax provision was required.

Income Taxes

Based upon anticipated earnings for the year, an anticipated reduction in the valuation allowance on deferred tax assets, and a review of other factors giving rise to differences between statutory and effective income tax rates, the Company has estimated its effective tax rate for the year ended December 31, 1996 to be approximately 25.0% and, accordingly, has provided income taxes in the three and nine month periods ended September 30, 1996 of $85,000 and $745,000, respectively, against earnings before taxes of $326,000 and $3,005,000, respectively. Because of an anticipated reduction in the valuation allowance on deferred tax assets and a review of other factors giving rise to differences between statutory and effective income tax rates, the Company provided no income taxes for the three and nine month periods ended October 1, 1995.

Liquidity and Capital Resources

Net cash used in operating activities for the nine months ended September 30, 1996 was $4.3 million compared to $1.3 million in the same period in 1995. The increase in cash flows used in operations principally reflects higher investment in inventories and accounts receivable and a reduction in trade accounts payable in 1996, partially offset by a $1.5 million improvement in net earnings.

Net cash used in investing activities was $1.1 million for the nine months ended September 30, 1996, compared to $0.8 million for the same period in 1995.

Net cash provided by financing activities for the nine months ended September 30, 1996 was $9.5 million, compared to $2.4 million for the same period in 1995. During the third quarter ended September 30, 1996 the Company received approximately $13.1 million in proceeds, net of underwriters' discount and other expenses, from the sale of 1.2 million shares of its common stock. These proceeds were primarily utilized to repay existing indebtedness under the Company's bank revolving line of credit of approximately $6.4 million. The remaining proceeds were invested in short-term, investment grade securities.

As of September 30, 1996, the Company had $5.1 million in cash and cash equivalents and working capital of $40.4 million. Currently, the Company has in place a $15.0 million working capital line of credit, which is secured by accounts receivable, inventory and fixed assets. The borrowings under the line of credit are subject to borrowing base restrictions. As of September 30, 1996, there were no borrowings against the line and borrowing base restrictions did not limit borrowing availability. The Company believes its current level of operations, available borrowing capacity and the proceeds from its recently completed equity financing will be sufficient to fund foreseeable working capital and capital expenditure needs.

                      PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K:
----------------------------------------

(a)  Exhibits
-------------

     Exhibits filed with this report:

     Exhibit No.         Description
     -----------         -----------

           27       Financial Data Schedule

(b)  Reports on Form 8-K
------------------------

     None



                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 to be signed on its behalf by the undersigned thereunto duly authorized.



                              FISCHER IMAGING CORPORATION


                              /S/ James A. Newcomb
                              ---------------------
                              James A. Newcomb
                              Vice President Finance /
                              Chief Financial Officer



November 14, 1996

                             Exhibit Index
                             -------------


Exhibit No.                   Description
-----------                   -----------
27                            Financial Data Schedule