Form 10-K
period 1996-12-31
FISCHER IMAGING CORP
filed 1997-03-31
CIK 750901

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         COMMON STOCK, PAR VALUE $0.01
                                   PER SHARE


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---
[ ] Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.


     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 3, 1997 was approximately $33,911,000.

         The number of shares of Registrant's Common Stock outstanding on March 3, 1997 was 6,942,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

         PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR ITS 1997 ANNUAL MEETING OF STOCKHOLDERS TO BE FILED ON OR PRIOR TO APRIL 30, 1997, ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K.

                          FISCHER IMAGING CORPORATION
                               TABLE OF CONTENTS

PART I                                                                   PAGE
                                                                         ----

             Item 1.   Business                                           1

             Item 2.   Properties                                         20
             Item 3.   Legal Proceedings                                  20
             Item 4.   Submission of Matters to a Vote of
                       Security Holders                                   20

PART II

             Item 5.   Market for Registrant's Common Equity
                       and Related Stockholder Matters                    21
             Item 6.   Selected Consolidated Financial Data               22
             Item 7.   Management's Discussion and Analysis of
                       Financial Condition and Results of
                       Operations                                         23
             Item 8.   Financial Statements and Supplementary
                       Data                                               F-0
             Item 9.   Changes in and Disagreements with
                       Accountants on Accounting and Financial
                       Disclosure                                         28

PART III

             Item 10.  Directors and Executive Officers of the
                       Registrant                                         32
             Item 11.  Executive Compensation                             32
             Item 12.  Security Ownership of Certain Beneficial
                       Owners and Management                              32
             Item 13.  Certain Relationships and Related
                       Transactions                                       32

PART IV

             Item 14.  Exhibits, Financial Statement Schedules,
                       and Reports on Form 8-K                            33

                       Signatures

                                     PART I

ITEM 1.                            BUSINESS

           Fischer Imaging Corporation, a Delaware corporation, (the "Company") designs, manufactures and markets specialty and general purpose medical imaging systems for the diagnosis and treatment of disease. The Company's newest products are directed towards medical specialties (such as the diagnosis and treatment of breast cancer, heart disease and vascular disease) in which image-guided, minimally invasive therapies are replacing open surgical procedures. The Company also designs and manufactures specialty x-ray imaging components and subsystems for several leading medical products companies as an Original Equipment Manufacturer ("OEM") and sells general radiology systems for use in hospitals, clinics and physicians' offices.


PRODUCTS AND MARKETS

           The Company's current proprietary products include specialty imaging systems that serve image-guided, minimally-invasive markets, and general radiology products. Major markets served include: Breast Cancer Screening and Biopsy, Electrophysiology, Endovascular and Interventional, and General Radiology. The Company also designs and manufactures specialty x-ray imaging components and subsystems as an OEM for several leading medical equipment manufacturers, including GE Medical Systems, Varian Associates, Inc. ("Varian"), Storz Medical AG ("Storz"), Picker International, Inc. ("Picker") and Dornier Madizintechnik (Medtech) GmbH ("Dornier").


           BREAST CANCER IMAGING AND BIOPSY MARKETS

           MARKET OVERVIEW

           Breast cancer is the leading cause of cancer death among the 27 million women in the United States between the ages of 40 and 55 and the second leading cause of cancer death among all women in the United States. According to the American Cancer Society, 185,000 new cases of breast cancer were diagnosed and 44,000 women died from the disease in 1996. The incidence of breast cancer increases with age, rising from about 100 cases per 100,000 women starting at age 40 to about 400 cases per 100,000 women at the age of 65. Thus, the Company believes that the large number of aging baby boomers coupled with increased breast cancer screening rates and education will lead to an increase in the number of breast cancer screening and diagnostic procedures.

           Successful treatment of breast cancer depends in large part on the early detection of malignant lesions. According to the National Cancer Institute ("NCI"), the five-year survival rate decreases from more than 90% to 72% after the cancer has spread to the lymph nodes, and to 18% after it has spread to other organs such as the lungs, liver or brain. Current methods of detecting breast cancer typically include clinical and self examination and screening mammography. While these methods can indicate the presence of lesions, they cannot indicate whether the lesions are benign or malignant. If a clinical or self examination or screening mammogram detects a lesion of a suspicious nature, or if other symptoms of breast cancer are present, additional diagnostic mammography is typically ordered.

           If the results of a diagnostic mammogram are indeterminate, a breast biopsy is typically performed. The Company believes that approximately 1.2 million biopsies are performed annually, 70% to 90% of which result in a benign diagnosis. The most common forms of biopsy procedures are open surgical, stereotactic core needle and ultrasound-guided core needle biopsies.

           Open Surgical Biopsy. Open surgical biopsy has been the most commonly used method of diagnosing breast cancer for many years. Although open surgical biopsy typically provides the tissue sample necessary for a definitive diagnosis, the procedure has several disadvantages: (1) it must generally be performed in an operating room with general anesthesia, (2) it takes approximately one hour and requires one to two days of recuperation at home,
(3) the skin incision and large amount of tissue removed may be disfiguring,
(4) internal tissue scars can impair the ability of subsequent mammograms to detect potentially cancerous lesions, and (5) the aggregate cost, including surgical fees and operating room charges, ranges from approximately $2,500 to $5,000.

           Stereotactic Core Needle Biopsy. Stereotactic core needle biopsy was pioneered by the Company and a group of radiologists with the development of the Company's Mammotest(R) system in the late 1980s. As an alternative to open surgical biopsy, stereotactic core needle biopsy offers a less-invasive procedure, lower cost and minimal scarring of the breast, while maintaining accuracy in cancer detection. Stereotactic core needle biopsies using systems such as the Company's Mammotest system can be performed in a physician's office, breast imaging center or hospital. Initially performed by radiologists, the procedure is now being more widely adopted by surgeons as they become aware of the accuracy and less-invasive nature of the procedure. The typical billing for the procedure is between $750 and $1,200.

           During the stereotactic core needle biopsy procedure, the patient lies prone in a face down position on top of a stereotactic x-ray imaging table with her breast protruding through an opening in the table, creating a work space below the table for the physician. An x-ray imaging system is located on the underside of the table that enables the physician to localize a lesion in a three-dimensional field and accurately position the core needle within one millimeter of the targeted lesion for sampling. During the less than one-hour procedure, the patient is given a local anesthetic and a small nick is made in the patient's skin. As with open surgical biopsy, the samples are sent to the pathology laboratory for analysis. At the conclusion of the procedure, the skin nick is covered by a band-aid.

           The Company estimates that the number of stereotactic core needle biopsy procedures performed has grown from less that 500 in 1990 to over 300,000 in 1996. The increased acceptance and use of core needle biopsy techniques has been driven by the clinical and cost advantages of core needle biopsies, as well as improvements in tissue removal systems such as the MammotomeTM device from Biopsys Medical, Inc., which can be used in conjunction with the Company's Mammotest system. Several television programs aired since 1993 on the benefits of stereotactic core needle biopsy have increased awareness of women and managed care organizations as to the cost savings and less-invasive nature of the procedure. Finally, failure to diagnose breast cancer on a timely basis is currently the leading cause of malpractice lawsuits against physicians, which the Company believes is causing more biopsies to be requested.

           Ultrasound-Guided Core Needle Biopsy. Ultrasound imaging can play an important adjunctive role to mammography based on its ability to characterize masses in breast tissue. For example, benign cysts can be diagnosed reliably with ultrasound and, with state of the art ultrasound equipment, some masses in addition to cysts can be diagnosed as benign. Additionally, ultrasound does not expose a patient to x-ray radiation. The quality of ultrasound equipment has only recently improved to the level needed for breast imaging and, as yet, mammographers are typically not sufficiently trained in breast ultrasound imaging techniques. Nonetheless, the Company believes that the large number of breast lesions that could be biopsied under ultrasound guidance and the ability of ultrasound to characterize certain breast masses without the use of x-ray radiation will result in the increased use of ultrasound for both the diagnosis of breast masses and core needle biopsies in the future.

           There are a number of new and developing technologies, such as digital mammography and magnetic resonance imaging, that may be used to detect, diagnose, and enhance post-diagnostic treatment of breast cancer.
The Company has products under development using each of such technologies:

           Digital Mammography. Digital mammography provides a number of advantages over conventional mammography. Because a digital mammography system separates the display of a mammogram from the detection and creation of the image (a film screen mammogram acts both as a detector and display) the contrast may be varied on the display monitor. In this way, dense breast tissue can be interpreted appropriately without subjecting the patient to a second mammogram. Digital mammography may be especially useful in screening women under age 50 due to the limited ability of film screen mammography to image the denser breast tissue of younger women. In addition, a properly designed digital mammography detector system can reduce the radiation required for a diagnostic mammogram by at least a factor of two. Other benefits from a digital mammography system include real time acquisition (film processing is not necessary), storage of the mammogram in digital memory or on digital archival media, computer aided diagnosis and telemammography.

           Magnetic Resonance Imaging. Magnetic resonance imaging is an evolving modality for imaging breast cancer. Breast magnetic resonance imaging ("Breast MR"), performed with the intravenous injection of a contrast agent, has been demonstrated in clinical research to be more effective than film screen mammography or ultrasound at detecting lesions and determining the extent of known breast cancer. However, since the lesions cannot currently be diagnosed as benign or malignant with Breast MR, there is a need for a capability to perform core needle biopsy under MR guidance.

           The Company believes that the primary use of Breast MR, combined with biopsy capabilities, will be to provide physicians and patients with additional information concerning the appropriateness of lumpectomy as opposed to mastectomy and as a diagnostic alternative to partial mastectomies or lumpectomies for patients with a high risk of breast cancer recurrence. In addition, Breast MR may also be used to diagnose special cases where breast cancer may be suspected but where film screen mammography and ultrasound produce negative findings.

           PRODUCTS

           The Company serves the mammography market with stereotactic core needle biopsy products and screening and diagnostic mammography systems.

           MAMMOTEST(R)/MAMMOVISION(R). The Company's Mammotest stereotactic core needle biopsy system, first introduced in 1989, is designed expressly for core needle biopsy of the breast and represents substantial improvements over open surgical biopsy for most patients requiring diagnosis for breast cancer. The Mammotest system consists primarily of an elevating, prone position table, a mammographic x-ray imaging system and a stereotactic needle guidance system. The Company is one of only two manufacturers worldwide of prone position tables. In 1992, the Company introduced Mammovision, the first FDA-cleared charge coupled device ("CCD") imaging system that permits near real time imaging of breast tissue. With the aid of proprietary software for the Mammovision computer, coordinates of the lesion can be quickly calculated using a computer trackball. These coordinates are then sent via a computer interface to the Autoguide, a motor driven needle holder assembly that precisely aims the biopsy needle directly at the lesion. Mammovision has become a standard for providing computer based imaging for the Mammotest system.

           Since 1990, approximately 500 Mammotest systems have been installed worldwide, with the vast majority in the United States. The list price of the Mammotest system with Mammovision is $225,000. A Mammovision sold separately has a list price of $95,000.

           MAMMOTEST PLUS/MAMMOVISION PLUS. The Company introduced Mammotest Plus and Mammovision Plus in November 1995. The Mammotest Plus system permits its operator 360 degree access to the breast and incorporates the software and hardware features of Target on Scout and Lateral Arm that allow small breasts (compressed to less than 2.5cm) and breasts with lesions located near the axilla or very posterior to the chest wall to be biopsied more easily. Mammovision Plus is a new CCD imaging system that provides an optional expanded field of view (10 x 5cm versus 5 x 5cm) as well as the ability to remove the camera from the Mammotest table. This feature permits the operator to install the Mammovision Plus camera on the Company's HFX diagnostic mammography system. Thus, near real time digital imaging can be performed in conjunction with standard diagnostic mammography. As a result, the cost elements of the system can be amortized across a larger number of procedures thus potentially expanding the Company's market for Mammotest Plus and Mammovision Plus systems. The list price of a Mammotest Plus system with a Mammovision Plus is approximately $280,000.

           PERFORMA(TM) 7.5 MHZ ULTRASOUND SYSTEM. Under an agreement with Acoustic Imaging, an indirect subsidiary of Dornier, the Company distributes the Performa dedicated ultrasound breast imaging system in conjunction with the sale of the Company's Mammotest and HFX diagnostic mammography systems. Performa allows core needle biopsies to be performed with ultrasound guidance if the lesion can be visualized under ultrasound. The list price for the Performa breast ultrasound system is $45,000.

           HFX(TM) MAMMOGRAPHY SYSTEM. HFX is a diagnostic mammography system designed to perform high quality, low dose breast examinations quickly, easily and efficiently. Through a proprietary x-ray tube, the HFX generates excellent spatial resolution, especially at the front edge of the image receptor where magnification mammography examinations are performed. The HFX can be provided in a two-tube configuration and integrated with the Mammotest to provide a cost-efficient system capable of performing both mammography and stereotactic core needle breast biopsies. The HFX mammography system ranges in price from $50,000 to $70,000.

           HFX PLUS MAMMOGRAPHY SYSTEM. The HFX Plus has all the benefits and capabilities of the HFX with the addition of digital spot imaging. The HFX Plus can accept the removable CCD camera from the Mammotest Plus stereotactic table, which allows communication with a Mammovision Plus digital workstation. Problematic dense tissue or thin low absorption tissue areas can be evaluated on the digital camera. Digital technology gives a wider range of contrast controls, providing enhanced visualization of faint lesions over that of conventional film screen imaging.

           SENOSCAN(R) DIGITAL MAMMOGRAPHY SYSTEM. The Company is a leader in the development of full-field digital mammography systems. Digital mammography provides a number of advantages over film screen mammography, including an improved ability to image dense breast tissue, reduced radiation dosage to the patient, real time imaging and the ability to store images in a digital format which may be transmitted over high-speed telecommunication networks, thus allowing remote diagnosis. The Company believes that its SENOSCAN full-field digital mammography system, which was introduced as a prototype in late 1995, will offer all of these advantages.

           The Company believes there is a large potential market for digital mammography. The Company's SENOSCAN digital mammography system currently under development may represent a significant technological advance in the imaging of breast tissue, especially in younger women. Current film screen mammography technology is limited in its ability to image the dense breast tissue of younger women. As reported by the American Cancer Society, women under age 50 experience significant incidence of breast cancer, with 23% of breast cancer cases detected in women under age 50 (over 40,000 cases in 1996).

           The Company has installed SENOSCAN systems in three locations for clinical testing to be performed on approximately 500 patients. This clinical testing will image patients for an agreement study of film screen and digital mammography. The Company plans to submit a 510(k) application, together with the results of these clinical trials, to the FDA during 1997.

           While the Company expects that its SENOSCAN system may cost at least three times as much as conventional film screen mammography systems, it believes that the increased benefits from improved imaging will more than offset the increased capital costs.

           PROTOTYPE MR BIOPSY SYSTEM. The Company has designed and manufactured a prototype MR biopsy system that is compatible with the General Electric Signa 1.5T magnetic resonance imaging system, which constitute a significant portion of the 4,000 installed magnetic resonance imaging systems believed to be in operation in the United States. Clinical trials of the prototype system are expected to begin shortly to further test the system's ability to reliably biopsy breast lesions using magnetic resonance imaging as its guidance modality. The Company believes that the primary use of Breast MR, combined with biopsy capabilities, will be to stage known cancers providing the physician and patient with additional information concerning the appropriateness of lumpectomy as opposed to mastectomy.

           The Company experienced a significant and unexpected decrease in sales of its Mammotest systems in the second half of 1996 and is continuing to experience decreased sales in the first quarter of 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview".

           ELECTROPHYSIOLOGY MARKETS

           MARKET OVERVIEW

           The Company estimates that of the 500,000 annual heart attack deaths in the United States, more than 400,000 are related to ventricular tachycardia (very rapid heartbeat) or other cardiac arrhythmias that may induce sudden death. Cardiac arrhythmias are irregular heartbeats that arise when the normal pattern of conduction of electrical impulses in the heart is disrupted. Cardiac arrhythmias can range from isolated premature contractions to tachycardia that may lead to life-threatening episodes of ventricular fibrillation.

           Atrial fibrillation is a common, normally non-life threatening form of atrial tachycardia. As of 1992, approximately 2.0 million people in the United States had this condition. Atrial fibrillation is normally treated by cardioversion, a procedure in which an external electrical shock is applied to the chest to restore a normal pattern of conduction of electrical impulses in the heart. Episodes of atrial fibrillation are a frequent cause of strokes due to emboli (clots) formed in the heart dislodging and blocking cerebral arteries. An industry source estimates that atrial fibrillation causes 75,000 strokes each year.

           In 1992, over 3.7 million people in the United States suffered from some type of cardiac arrhythmia. The treatment of these patients typically involves a diagnostic EP study and the prescription of an anti-arrhythmic drug, corrective open heart surgery, the implantation of an implantable cardiovertor defibrillator ("ICD") or interventional therapy such as radio frequency ("RF") ablation. The Company estimates that approximately 200,000 EP studies were performed in 1995 and expects this number to increase as a result of the growing use of these therapies.

           EP studies are typically undertaken in a dedicated electrophysiology laboratory ("EP Lab") by inducing arrhythmias in patients. The arrhythmia is generally induced by electrostimulation of the heart through the percutaneous introduction of catheters into veins leading into the heart. Tilt table testing is also performed to observe presence or absence of transient fainting when the patient is moved to a natural, upright position. If it is determined that the patient might benefit from a surgical or other interventional procedure, the electrical activity in the patient's heart is generally mapped in an effort to locate the precise area of the heart that is causing the arrhythmia or tachycardia. EP x-ray imaging positioners, tilt-tables, stimulators and recording devices are used during these procedures, all of which the Company manufactures.

           The Company expects the EP market to expand over the next several years based on the rapid growth of ICD implantation and the development of RF ablation and new catheter-based technologies for the treatment of ventricular tachycardia and atrial fibrillation. ICDs are typically implanted in patients who have experienced ventricular tachycardia and are diagnosed to be at risk of ventricular fibrillation and sudden cardiac death. Due to the increased number of approved devices and increased indications of use, implantation of ICDs has grown significantly over the past several years. The Company expects strong growth in the use of ICDs as a result of recent studies which have indicated that ICDs may provide a more effective therapy for ventricular fibrillation than existing drug therapies. The development of transvenous leads for ICDs and smaller device sizes that allow pectoral implantation will allow ICDs to be implanted in outpatient dedicated device implantation suites which can be operated less expensively than standard operating rooms. The Company believes growing use of pectoral implantation of ICDs will provide an expanding market opportunity for dedicated device implantation suites which will require x-ray imaging equipment.

           During the last five years, RF ablation has been increasingly used to treat atrial arrhythmias such as Wolf-Parkinson-White syndrome. RF ablation involves locating an electrical abnormality in a chamber of the heart and using specialized EP catheters to deliver energy from an external source to ablate the abnormal tissue. RF ablation has also been used successfully to treat certain ventricular tachycardia. Recent research by electrophysiologists has focused on the use of catheter-based technology used in an EP interventional procedure to permanently cure certain patients with recurrent atrial fibrillation.

           PRODUCTS

           The Company's strategy is to develop and market an integrated, dedicated EP Lab which contains stimulation, recording and x-ray imaging capabilities for use in diagnostic and therapeutic EP procedures. An integrated EP system offers the potential of consolidating controls and monitors in order to speed EP procedures and reduce requirements for ancillary personnel. The Company's EP products offer specialized features specifically designed for the electrophysiologist. The Company offers a choice of ceiling and floor mounted c-arm positioners which incorporate motorized isocentric c-arm movement (allowing multiple fluoroscopic views of the patient's heart without moving the patient), floor mounted tilt tables, a ceiling suspended table capable of vertical patient positioning, and pulse progressive fluoroscopy capable of reducing x-ray dosage by up to 80%.

           Until recently, most EP procedures were performed in cardiac catheterization laboratories or performed with mobile fluoroscopic systems. The Company, with the cooperation of the University of Colorado Health Sciences Center, developed the first dedicated EP system in 1985, and since that time has sold approximately 80 dedicated EP systems, primarily to teaching hospitals in the United States.

           EP/X. In 1995, the Company introduced the EP/X system, an economical, state of the art single plane x-ray imaging system. The EP/X system meets most general purpose EP requirements for both community and teaching hospitals. The EP/X is offered optionally with the Company's patented automatic pulse progressive fluoroscopy system. The list price of the system ranges from $300,000 to $380,000. As a result of healthcare industry cost containment pressures, the majority of the Company's EP system orders have recently included the EP/X system.

           EP/X(2). The EP/X(2) is a new, cost-effective, ceiling suspended, bi-plane fluoroscopy system. The Company believes that bi-plane imaging will be increasingly required for new, developing EP procedures such as catheter treatment for ventricular tachycardia or atrial fibrillation. The Company believes the flexibility of the ceiling suspended system will allow versatile use of the bi-plane x-ray system whether in a dedicated EP laboratory or in a surgical suite. The Company anticipates that EP/X(2) will complement its existing, more expensive, bi-plane Cardiac CX/Pegasus imaging system. The EP/X(2) is expected to carry a list price significantly below the lowest priced competitive systems currently available. The Company has received 510(k) clearance for the EP/X(2) from the Food and Drug Administration ("FDA"). Shipments of the EP/X(2) are expected to begin during the first half of 1997.

           EPIC(TM). EPIC is a computerized image management system used to integrate and display x-ray images and electrocardiogram ("ECG") signals during an EP procedure. The EPIC can handle both bi-plane and single plane images and provides the ability to display three ECG signals from the EPACE recording system on the x-ray imaging system in both the control room and the procedure room.

           EPACE(TM). The EPACE product is a computer-based 32 channel recording system. It is also the foundation for the Company's integrated EP Lab, in which EPACE is linked by a computer interface to the EPIC imaging computer and the EP/Stim(TM) computer controlled stimulator under development.

           EP STIMULATORS. The Company currently markets the DTU-215 EP Stimulator, a four-channel stimulator for use in EP labs and has under development the EP/Stim, a computer controlled stimulator that would allow direct communication with the Company's EPACE product. The DTU-215 EP Stimulator lists for $22,000. The Company plans to submit a 510(k) notification for the EP/Stim to the FDA in 1997.

           Competitors in the EP market such as GE Medical Systems, Philips Electronics, Siemens and Toshiba provide single-plane systems for the EP Lab at prices ranging from $500,000 to $600,000. The Company's dedicated EP systems are designed specifically for the requirements of the electrophysiologist and are offered at prices under the competition for the EP/X single-plane system. As a result, the Company is able to compete on both price and product features.

           ENDOVASCULAR AND INTERVENTIONAL MARKETS

           MARKET OVERVIEW

           The most common form of cardiovascular disease is atherosclerosis, a disease characterized by the thickening of the arteries caused by deposits of "plaque," a fatty substance. Atherosclerosis affects both coronary and peripheral arteries. Open surgical procedures have traditionally been performed in the operating room by vascular surgeons to repair the partially-blocked arteries that have been impairing the normal flow of blood. In addition, vascular surgeons repair aneurysms (balloon like enlargements of an artery) which, if left untreated, may rupture and frequently cause death.

           During the last decade, percutaneous catheter techniques have been developed to treat a significant number of vascular disorders. Percutaneous catheter-based procedures guided by high performance x-ray imaging are significantly less-invasive and less costly than open surgical procedures. These procedures were initially developed by cardiologists and radiologists and performed in cardiac catheterization or angiographic laboratories in the cardiology or radiology departments.

           Angioplasty, one of the most frequently performed procedures, involves x-ray imaging guidance of a catheter introduced into a blood vessel. The catheter is guided to the vascular narrowing and a balloon is inflated to reopen the artery to normal flow. While peripheral angioplasty has been quite successful, a significant portion of treated vessels reocclude over time. More recent developments include the implantation of a stent delivered to the narrowing on a catheter. Recent studies have shown that stents keep the artery open for a longer duration. In addition, catheter-based techniques to remove plaque have demonstrated success and are frequently performed in conjunction with stent deployment.

           More recently, vascular surgeons are purchasing x-ray imaging systems for installation in the operating room, and vascular surgeons are becoming trained in the performance of these newer, less-invasive vascular (non-coronary) procedures. Historically, mobile c-arm intensifiers have provided x-ray imaging capability for vascular surgeons. However, more complex procedures, such as carotid stenting and abdominal aortic aneurysm ("AAA") repair using stent grafts, require more sophisticated x-ray imaging capability in the operating room.

           AAAs are difficult to treat vascular enlargements which, if left untreated, become increasingly susceptible to rupture, usually resulting in death. Several companies have developed stent grafts which are deployed across the aneurysm following percutaneous catheter introduction. The x-ray imaging requirements for percutaneous AAA repair are demanding and typically cannot be met by the capabilities of mobile c-arm intensifier systems. There are currently no FDA approved stent grafts for treating AAA; however, clinical trials are underway in several centers. The Company believes that stent grafts will eventually provide a less-invasive method of treating the 190,000 AAAs diagnosed yearly in the United States. Currently, only 45,000 patients undergo open surgery annually in large part due to the high mortality and morbidity associated with the procedure.

           In addition, the use of laparoscopic cholecystectomy (minimally-invasive gall bladder removal) procedures has grown dramatically over the last five years. These procedures normally require the use of x-ray systems in the operating room to perform intraoperative cholangiograms (x-ray studies of the gallbladder). The Company believes that continued growth in the use of laparoscopic and other minimally-invasive procedures will increase the demand for dedicated x-ray systems in the operating room.

           The Company believes that vascular surgeons would prefer to perform catheter directed techniques such as peripheral angioplasty and stent placements in the operating room using angiographic x-ray imaging systems with similar angiographic capabilities as found in dedicated x-ray laboratories. The Company also believes that vascular surgeons would prefer to perform new evolving and high risk procedures such as AAA repairs and carotid and iliac stenting in the operating room where open surgery would be immediately available if necessary.

           PRODUCTS

           2000 SERIES. The 2000 Series includes dedicated specialized x-ray imaging systems designed for installation in an operating room. These systems include a ceiling suspended isocentric c-arm x-ray imaging system with state of the art angiographic and digital image management capabilities. These systems include a surgical table with motorized control for rotation, tilting and elevation. An unobstructed 80 inch cantilevered carbon fiber table top supports the patient and permits full body x-ray imaging of patients. The surgical table provides full capability for the performance of open surgical procedures, including open heart operations.

           The 2000 Series includes variable frame rate progressive fluoroscopy for x-ray dose reduction of up to 80% with no loss in image quality. The Company believes this feature is very important because the 2000 Series systems are frequently used by many non-radiology trained specialists to perform procedures such as catheter placements, pacemaker implantation and general orthopedics.

           The Company is not aware of any other company making dedicated x-ray imaging systems for surgery with similar features to the 2000 Series systems. A number of manufacturers provide less expensive mobile c-arm intensifier systems to meet x-ray imaging requirements in surgery. However, the 2000 Series systems incorporate improved image quality, ease and speed of positioning, x-ray dose reduction and on-line angiographic image processing, thus providing unique advantages over a mobile c-arm. The Company believes these product features are important to surgeons who perform endovascular procedures in the operating room. Since 1991, the Company's 2000 Series systems have been distributed by International Surgical Systems ("ISS") under an OEM agreement. ISS's list price for the 2000 Series products is approximately $475,000.

           IMAGER III/DPS-100. The Company's Imager III system is a universal x-ray imaging system designed for a wide variety of interventional radiology procedures, primarily endovascular procedures. These systems incorporate digital image processing computers, which allow a reduction in x-ray dose and improvement in image quality, and sophisticated positioning control of the patient and x-ray source, which allow the physician to efficiently achieve all angulations necessary to perform a procedure. The DPS-100 provides a cost-effective solution for the incorporation of digital imaging capabilities with the Imager III and in general purpose fluoroscopy. The list prices of the Imager III systems range from $500,000 to $800,000 depending on the components included.


           GENERAL RADIOLOGY PRODUCTS

           In addition to the breast cancer and electrophysiology and OEM products described above, the Company also sells other diagnostic x-ray imaging systems and other products used for general x-ray procedures. These systems are sold domestically and internationally through direct and dealer distribution channels for use in hospitals, clinics and physician's offices for general radiographic and fluoroscopic screening.

           TRAUMEX(R). The Company's TRAUMEX x-ray imaging system provides unique positioning capabilities which require minimal patient movement, making it well suited for emergency room applications. It also serves as a versatile general radiographic system for hospitals. During 1995, the Company began shipping an upgraded version of TRAUMEX that included new features and certain improvements in reliability. The list price of the Company's TRAUMEX system ranges from $140,000 to $200,000.

           RAD DX AND RAD. The Company also manufactures and sells Rad DX and Rad MX and other general radiographic systems to hospitals and clinics. The Digital X radiographic product line includes x-ray imaging products for use in clinics and physicians' offices, which generally sell for approximately $35,000, and the Rad DX systems for hospitals which generally sell in the range of $80,000 to $120,000.

           RF-X SERIES. The Company's RF-X Series systems are composed of fluoroscopic tables used in conjunction with generators and imaging chains and are sold through direct, dealer and OEM channels. These are radiographic and fluoroscopic systems designed for real time x-ray imaging which are sold to both clinics and hospitals with list prices ranging from $175,000 to $250,000.


           OEM AGREEMENTS

           The Company also designs and manufactures specialty x-ray imaging components and subsystems for several leading medical products companies as an OEM. Sales under OEM contracts constituted approximately 40% of the Company's 1996 total revenues. These OEM relationships provide the Company with opportunities to share in the cost of development and use of new technologies, to achieve manufacturing costs savings through higher volumes for components and subsystems used in other products while, in most cases, maintaining an ownership interest in product designs. These OEM contracts expire on various dates between 1997 and 2001 but, under some circumstances, provide that orders under these contracts may be reduced or terminated earlier than the applicable contract's expiration date. The Company's sales under its OEM agreements have fluctuated significantly in the past and may continue to do so in the future. The Company expects sales under its OEM agreements to decrease in 1997 and also expects these sales to constitute a smaller percentage of its 1997 total revenues as compared to 1996.

           GE Medical Systems. GE Medical Systems, the holder of a current 16% interest in the Company, is a major customer, accounting for approximately 12.9% of the Company's 1996 total revenues. Under its OEM contract, GE Medical Systems is required to purchase certain minimum annual quantities of Tilt C positioners from the Company. The Tilt C positioner is a multi-purpose 90 degree tilting table with a cantilevered table top and sophisticated positioner controls. These multi-purpose systems are used in biopsies and other interventional procedures, as well as in general imaging studies. The Company may also independently sell systems incorporating its Imager III version of the Tilt C system. This agreement expires in December 1997. The Company expects its sales to GE Medical Systems to decline in 1997 from 1996 levels.

           Varian. The Company provides a line of x-ray generators and imaging systems to Varian for incorporation into Varian's Ximatron radiotherapy simulator system. The Company has provided Varian with imaging systems since 1983 and is currently working under a multi-year contract which expires in October 1998.

           Storz. In 1988, the Company entered into a ten-year agreement with Storz under which the Company has designed and manufactures the c-arm x-ray imaging system used with Storz Medical's Modulith SLX lithotripter (a non-invasive system for breaking kidney stones). The Modulith SLX is sold worldwide, including the United States since its clearance by the FDA in 1995.

           Picker. The Company supplies Picker with a complete line of general radiology systems. Picker markets a complete radiographic and fluoroscopic system which includes the Company's x-ray generator, imaging chain, table and tube stand. This agreement expired in February 1997. Negotiations of new and/or extended agreements regarding existing and additional products are on-going. In March 1997, the Company and Picker reached an agreement in principle pursuant to which Picker has indicated that it will purchase certain cardiac catheterization systems from the Company over the next several years.

           Dornier. The Company supplies Dornier with x-ray imaging systems for sale with Dornier's lithotripter systems. Dornier is sold worldwide, including the United States since 1995 when FDA clearance was received.
This agreement expires in December 2001.

           ISS. The Company sells its 2000 Series specialty x-ray imaging system to ISS under an OEM agreement. Under this agreement, ISS is responsible for sales and marketing of these systems into the surgical market, while the Company is responsible for installation, applications training and service for 2000 Series systems sold by ISS. ISS currently has five direct sales people selling the 2000 Series in the United States. Both companies are permitted to market the product outside of North America. This agreement expires in December 1998.

           RISKS ASSOCIATED WITH OEM AGREEMENTS

           Many of the Company's OEM customers are also competitors and have larger installed customer bases and far greater financial, management, manufacturing, sales and marketing and other resources than the Company. The business strategies and manufacturing practices of the Company's OEM customers are subject to change and such changes may result in decisions by these customers to seek other sources for products currently manufactured by the Company or to manufacture these products internally. Additionally, these OEM customers have increasingly sought to obtain price concessions from the Company or the pass through of cost savings achieved by the Company in the form of lower prices. The Company's OEM contracts are usually non-exclusive. OEM customers generally may modify, limit or terminate the contract or purchase orders under the contract on short notice with modest or no penalties. OEM customer orders may be influenced by factors relating to the OEM customer's business such as sales of the product, changes in product or marketing strategy, changes in components of the end product manufactured by others and development of new products. Additionally, the timing of product orders under these OEM contracts has fluctuated and is likely to continue to fluctuate on a quarterly or annual basis. Under these OEM contracts, the Company is required to design, develop and manufacture its products to meet the specifications of the OEM customers and from time to time the Company may be required to correct deficiencies identified in these products. These agreements involve complex products and changing product specifications and requirements that may lead to the renegotiation of these agreements from time to time. These negotiations may result in disagreements which could adversely affect relationships with OEM customers. Moreover, the Company's OEM contracts do expire and revenues under OEM contracts may decline significantly. The Company may not be able to replace revenues lost in such situations. There can be no assurance that the Company will be able to maintain its existing, or establish new, OEM relationships and the loss of any of its OEM relationships could have a material adverse effect on the Company's business and profitability.

SALES AND MARKETING

           In the United States, the Company currently markets its products through its direct sales force and certain dealers. Direct sales offer the Company higher margins, more central control over the sales process and customer contacts, and ongoing service revenues. The Company believes that more sophisticated products such as certain breast cancer, EP and endovscular systems require a focused and dedicated sales force. As a result, the majority of the Company's sales of Mammotest and EP systems are made through its direct sales force. The Company believes that general radiology systems are more appropriately sold by dealers because such products require broader distribution and more competitive pricing. Accordingly, the Company markets its general radiology systems through its dealer organization. Certain of the Company's dealers market the Company's entire product line, while others focus exclusively on the general radiology market. As of December 31, 1996, the Company had 33 direct sales people whose territories primarily cover large metropolitan areas and and approximately 35 independent dealers which cover the remainder of the United States.

           Historically, the Company has focused its marketing efforts in the United States. Recently, however, the Company has expanded its international marketing efforts to support the Company's expansion into the European, Asian and Latin American markets. The Company formed subsidiaries in Australia (1984) and Europe (1993) to manage its sales and its dealer networks in Asia and Europe, respectively. International sales are also made through a network of dealers in Latin America and the Middle East. In January 1996, the Company opened a representative office in China. As of December 31, 1996, the Company had 14 direct sales people and approximately 45 dealers conducting the Company's international sales efforts.

           The Company's key marketing activities include trade shows, professional journal advertising, telemarketing and the organization and administration of seminars, conferences and physician training programs. The telemarketing group develops sales leads and assesses customer satisfaction with the Company's products and both direct and dealer service performance.

           The Company's service organization is responsible for installing the Company's products and providing warranty service. Company products sold by the direct sales force carry limited warranties covering parts and labor for periods ranging from six to twelve months. Company products sold through dealers and to OEM customers carry limited warranties with terms ranging from six to twelve months which cover only parts or components supplied by the Company. Service personnel provide maintenance service under service contracts or at hourly rates from several locations in the United States. The Company's direct service organization services its products in certain foreign countries. In other foreign countries, the Company services its products through dealers and third parties. As of December 31, 1996, the Company employed 51 field and technical support engineers and 16 administrative and management personnel in its U. S. service organization and 3 employees in its foreign service organization.


INTERNATIONAL OPERATIONS

           Revenues from customers based outside the United States accounted for 21.2% and 23.7% of the Company's total revenues in 1996 and 1995, respectively. These revenues included sales to foreign OEM customers of 11.7% and 13.0% of the Company's 1996 and 1995 total revenues, respectively. In addition, the Company has OEM contracts with several foreign and multinational companies that distribute the Company's products internationally and within the United States. Risks of doing business outside the U.S. include: the expense and difficulty of establishing, expanding, and managing international operations; the uncertainty of market acceptance of the Company's products; the difficulty of enforcing agreements, collecting receivables, and protecting intellectual property in foreign countries; the potential imposition by foreign countries of additional withholding taxes, income taxes, tariffs, or other restrictions on foreign trade; and potential difficulties in obtaining U. S. export licenses. The Company, in 1996, did experience reductions in its international business. There can be no assurance that this market will improve in 1997, nor that the Company's international business will grow in the future, nor that any of the foregoing risks will not result in a material adverse effect on the Company.


BACKLOG

           The Company's backlog generally includes only product orders for which delivery is requested within the succeeding twelve month period. Although the Company has multi-year agreements with several OEM customers and occasionally has other orders with longer than twelve month lead times, such orders are included in backlog only at the time when the requested delivery date falls within the twelve month period and specific purchase orders are released and accepted by the Company.

           As of December 31, 1996 and 1995, the Company's backlog was approximately $19.4 million and $26.5 million, respectively. Backlog as of any particular date should not be relied upon as being indicative of the Company's net revenues for any future period.


RESEARCH AND DEVELOPMENT

           The Company has a number of potential new products in various stages of development. Currently, the Company's research and development efforts are focused on the development of SENOSCAN, its full field digital mammography system employing CCD imaging technology. In addition, the Company is expending significant research efforts on EP systems, advanced image processing and high frequency generator design. Research and development expenditures totalled $6.7 million, $6.7 million and $5.6 million in 1996, 1995 and 1994, respectively. A portion of these research and development expenditures is reimbursed by the Company's OEM customers.

           The National Cancer Institute, through payments made to certain members of the National Digital Mammography Development Group (a consortium of GE Medical Systems and four universities), has provided funding for the clinical testing of SENOSCAN. The Company is also a party to a Cooperative Research and Development Agreement with the Lawrence Livermore National Laboratory to jointly develop design parameters for a digital mammography system, and has a research arrangement with the University of Toronto's Department of Medical Physics to jointly evaluate the Company's digital mammography detector system.

           The Company believes that its ability to develop technical innovations and apply them to new products designed for targeted clinical applications has been and continues to be important to its success. The Company's key areas of engineering expertise include digital image processing, structural mechanical design, microprocessor control of servo systems, high voltage x-ray generator design and high resolution video systems. As of December 31, 1996, the Company employed 75 engineers and technicians in research and development.

           RISKS OF TECHNOLOGICAL CHANGE AND NEW PRODUCTS

           The market for the Company's products is characterized by rapid and significant changes in competitive technologies, evolving medical industry standards and the frequent introduction of new products. Competing core needle biopsy systems and other products competitive with the Company's products have recently been introduced which could adversely affect the Company's sales, profitability and market share. For example, a major surgical supply company is aggressively marketing a large diameter core needle biopsy device with a competitor's breast biopsy table. Alternative surgical procedures or technologies or new medications may also be developed and marketed. For example, new products based on new technologies could replace or reduce the importance of current procedures that utilize the Company's products and render these products uncompetitive. Accordingly, the Company's success will depend in part on its ability to respond quickly to new product introductions, marketing campaigns and medical and technological changes through the development of new products. There can be no assurance that the Company will be able to develop new products in the future on a timely or cost-effective basis, if at all, or that the Company's current products will not be rendered obsolete or noncompetitive.

           RISKS OF NEW PRODUCT DEVELOPMENT AND MARKET ACCEPTANCE

           The Company has a number of potential new products in various stages of development. Currently, the Company's research and development efforts are focused on the development of a full-field digital mammography system known as SENOSCAN which is in clinical trials but has not yet received clearance or approval from the U.S. Food and Drug Administration ("FDA"). In addition, significant efforts are being expended on EP systems, advanced image processing and high frequency generator design. These products involve technological innovation and require significant planning, design, development and testing at the technological, product and manufacturing process levels. These activities require significant investments in research and development, equipment, inventory, manufacturing and marketing by the Company. Lengthy and expensive clinical trials could also be required prior to submission to the FDA and FDA clearance or approval. There can be no assurance that the Company will be able to successfully design, manufacture and market these new products or that the new products will receive FDA clearance or approval. In addition, the Company's newest products may be used with minimally-invasive surgical procedures and the Company believes that it must demonstrate to physicians and managed healthcare organizations the clinical benefits, safety, efficacy and cost-effectiveness of its products for such procedures. In particular, the Company must demonstrate that its products are an attractive alternative to other products and methods that may be widely accepted. There can be no assurance that surgeons will embrace such techniques as replacements for open surgical procedures or that hospitals will be willing to invest in and utilize the Company's products. Lack of widespread acceptance of these products could have a material adverse effect on the Company's future revenues and earnings. See "Business , Research and Development."


COMPETITION

           The Company encounters and expects to continue to encounter intense competition in the sale of its products. The Company believes that the principal competitive factors affecting the markets for its products include the clinical aspects of the products, product features, performance and quality, upgrade flexibility, price and customer service. The Company's competitors include large multinational corporations and their operating units, including GE Medical Systems, Siemens, Philips, Toshiba, Shimadzu and Picker, as well as a number of other companies such as Trex Medical. These companies typically have a larger installed base and far greater financial, management, manufacturing, sales and marketing, and other resources than the Company. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, manufacture, promotion and sale of their products than the Company. Moreover, a significant portion of the Company's sales are to medical equipment companies who integrate the Company's products into their own systems or resell these products under their own label. There can be no assurance that such companies will not choose to purchase from alternative sources or internally manufacture competing products. The Company also faces competition from sellers of used x-ray imaging equipment, particularly general radiology systems, at prices substantially below the prices of the Company's new products. In addition, the Company competes for acquisition opportunities, OEM and service contracts and experienced personnel.

           The Company's Mammotest system principally competes with Lorad's prone-positioning breast biopsy system, which Lorad has aggressively priced and marketed. Many larger companies, including GE Medical Systems, Philips and Siemens, also offer stereotactic add-on systems. During 1996, U.S. Surgical Corporation ("U.S. Surgical") introduced a 20 millimeter (0.78 inch) diameter tissue removal system which is sold with a stereotactic table manufactured for U.S. Surgical by Lorad on a private label basis. U. S. Surgical is competing aggressively and successfully within the surgical stereotactic core needle biopsy market, adversely affecting the Company's sales of its Mammotest systems. See Item 3 "Legal Proceedings" for a discussion of the Company's patent infringement litigation against Lorad.

GOVERNMENT REGULATION

           The Company's business is subject to substantial regulation by the FDA and equivalent agencies in foreign countries. Failure to comply with applicable regulatory requirements can result in, among other things, civil and criminal fines, orders to repair or replace devices or to refund the device purchase price, suspensions and withdrawals of approvals, product recalls, detentions or seizures, injunctions and criminal prosecutions.

           FDA regulations require manufacturers of medical devices to adhere to "Good Manufacturing Practices" ("GMPs"), which include testing, quality control and documentation procedures. The Company's manufacturing facilities are subject to periodic inspection by the FDA. In March 1995, the Company was issued a Warning Letter by the FDA concerning documentation and other deficiencies at its Denver facility. The Company rectified these deficiencies and resolved this matter with the FDA in June 1995. In September 1995, the Company received a Warning Letter from the FDA with respect to documentation and other deficiencies at its Chicago facility. The Company corrected these deficiencies, obtained third-party certification of its corrections, and was notified by the FDA that these actions resolved the matter. In December 1996, following an inspection, the FDA issued Inspectional Observations Form 483 ("Form 483") regarding manufacturing practices at its Denver facility. Subsequently, the FDA issued a Warning Letter concerning deficiencies noted during the December 1996 inspection. The FDA has requested a written response to the Warning Letter by early April 1997 regarding the Company's planned corrective actions and, by August 1, 1997, a favorable third-party certification of the Company's manufacturing and quality systems. Until outstanding GMP concerns are resolved, the Company will be unable to receive an award of a federal government contract or new marketing or export clearances for products manufactured at its Denver facility. Failure to correct the noted deviations, to obtain third-party certification, and/or other ongoing FDA concerns could also result in FDA enforcement actions which could include, among other things, seizure, injunction, and/or criminal or civil proceedings being initiated by the FDA without further notice. The Company also expects separate correspondance from the Center for Device Evaluation and Research ("CDRH") regarding violations of the Electronic Product Radiation Control

Performance Standard. The Company believes that it will be able to correct the deficiencies noted in the Form 483, the FDA Warning Letter, and the anticipated communication from the CDRH, although no assurance can be given to that the corrections can be accomplished in a timely manner, if at all. Although the Company strives to operate within the requirements imposed by the FDA, there can be no assurances that these deficiencies can be corrected or that the Company will be able to satisfy FDA compliance concerns in the future. These ongoing FDA compliance reviews and/or related delays in future product clearances could have a material adverse effect on the Company.

           The FDA has post-marketing controls that include the requirement to file medical device reports ("MDRs") when the Company becomes aware of information suggesting that one of its marketed products may have caused or contributed to a death, serious injury or serious illness or has malfunctioned in a way which could lead to that result. The Company must utilize field performance information, which includes any MDR reportable events, in its quality control system to make any changes necessary to reduce or eliminate similar events in the future. The FDA utilizes MDRs to determine whether it should exercise its enforcement powers, such as mandatory product recalls, temporary suspensions of approvals, or withdrawal of 510(k) marketing clearances or premarket approvals ("PMA"s). The filing of MDR reports that indicate unexpected product hazards or the failure to comply with MDR requirements could have a material adverse effect on the Company.

           Each of the Company's products is required to receive FDA clearance or approval prior to commercialization. To date, all of the Company's products have been classified by the FDA as Class II medical devices and have been eligible for FDA marketing clearance pursuant to the FDA's 510(k) premarket notification process, which is generally less time consuming than the more involved PMA approval process for Class III medical devices. The Company believes that most of its currently anticipated future products and substantial modifications to existing products will be eligible for the 510(k) premarket notification process. However, the FDA has not yet classified full-field digital imaging mammography systems like the SENOSCAN system being developed by the Company. During 1996, the FDA released a memorandum suggesting that clearance for full-field digital imaging mammography systems may be obtained through a 510(k) notification with clinical trials involving approximately 500 subjects. The Company is now acquiring patients for its clinical trials and plans to submit a 510(k) notification for SENOSCAN and the results of the clinical trials to the FDA during 1997. This is later than originally anticipated due to start-up equipment issues and patient acquisition delays encountered in late 1996 and in 1997. If the FDA indicates that a PMA is required for any of the Company's new products, the application will require extensive clinical studies, manufacturing information and most likely a review by a panel of experts outside the FDA. Clinical studies would need to be conducted in accordance with FDA requirements. Failure to comply with FDA requirements could result in the FDA's refusal to accept the data or the imposition of regulatory sanctions. FDA review of a PMA application can take significantly longer than that for a 510(k) premarket notification and could take several years to complete. There can be no assurance that the necessary applications clearances or approvals for any of the Company's new products, including SENOSCAN, will be made or obtained on a timely basis, if at all. Failure to obtain necessary regulatory approvals, the restriction, suspension or revocation of existing approvals, or any failure to comply with regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

           Sales of medical devices outside of the United States are subject to FDA export and international regulatory requirements that vary from country to country. The time required to obtain approval for sale internationally may be longer or shorter than that required for FDA clearance or approval, and the requirements may differ. There can be no assurance that the Company will obtain regulatory approvals in such countries or that it will not be required to incur significant costs in obtaining or maintaining its foreign regulatory approvals. The Company has recently obtained the certifications necessary to permit the "CE" mark to be affixed to those products currently being sold in Europe. The CE mark is an international symbol of quality which will become required for sales into the member countries of the European Union beginning in mid-1998. While the Company has obtained approval to sell into the European Union, there can be no assurance that the Company will be able to obtain other international regulatory approvals. In addition, significant costs and delays may be encountered in obtaining such regulatory approvals.

           The Company is also regulated by the FDA under the Radiation Control for Health and Safety Act of 1968 which specifically addresses radiation emitting products. Under this law, the Company must submit initial reports on any new x-ray systems that require certification. In addition, the Company must submit installation reports to the FDA certifying compliance with installation instructions of the manufacturer. Under certain circumstances, the Company also is required to submit product defect reports ("PDRs") concerning its radiation emitting products to the FDA and, sometimes, to the first purchasers of the products. PDRs describe any safety related product defects or the failure of a product to conform to an applicable standard of which the Company has become aware. Additionally, the Company is required to submit accidental radiation occurrence ("ARO") reports to the FDA whenever one of its products accidentally releases radiation that results in an injurious or potentially injurious exposure to any person. However, the Company need not file both an MDR and an ARO report on the same incident. A failure to comply with these regulations could have a material adverse effect on the Company. Furthermore, discovery of unexpected product hazards or failures to meet required standards through the reporting system could also have a material adverse effect on the Company.

           The Company is also subject to other Federal, state, local and international laws and regulations related to worker health and safety, environmental protection and export controls. The Company believes it is in compliance in all material respects with these other laws and regulations.

GOVERNMENT REIMBURSEMENT

           Medicare reimbursement for hospitals represents about 30% of all hospital revenues. Since 1983, Medicare reimbursement has been based on a fixed amount for admitting a patient with a specific diagnosis. Hospital profit margins have been reduced significantly since the introduction of Diagnosis Related Groups ("DRGs"). As DRG reimbursement is a fixed amount based on a specific diagnosis, hospitals have incentive to use less costly treatment methods. If a new technology is considered to be more cost effective, hospitals will frequently make capital expenditures to provide cost savings. Frequently, DRG reimbursement is reduced to reflect the adoption of a new procedure or technique and, as a result, hospitals are generally willing to implement new cost saving technologies before these downward adjustments in DRG rates become effective.

           In 1991, the Health Care Financing Administration ("HCFA") published rules to change the method of capital reimbursement for hospitals. The rules changed capital reimbursement from a system based on costs to one based on prospective payment. The rules provide for a ten year transition and permit hospitals with unusually low or high capital reimbursement methods to be reimbursed fairly. The Company believes that these capital reimbursement rules impact facilities expansion more heavily than medical equipment purchases.

           In early 1992, Medicare also began to phase in over a five year period a system whereby reimbursements to physicians are based on the lower of their actual charges or a fee schedule amount based on a "resource-based relative value scale." This replaced a "charge-based" fee schedule, and generally lowers the reimbursements received by radiologists and cardiologists from the previous method.


           The Company believes that since minimally invasive surgical techniques are generally less expensive than open or conventional surgery, its stereotactic breast biopsy, electrophysiology and endovascular systems provide hospitals the opportunity to reduce costs and, therefore, that the Company generally benefits from cost containment programs.

           The Federal government also regulates the reimbursement of fees related to certain diagnostic procedures or medical conditions and capital equipment acquisition costs connected with services to Medicare beneficiaries. Recent legislation has limited Medicare reimbursement of these fees, which may have the effect of limiting the availability of reimbursement for procedures or conditions, and as a result may inhibit or reduce demand by healthcare providers for the Company's products. Additionally, hospitals may continue to face other capital constraints which prevent them from investing in such equipment. In addition, widespread use of procedures utilizing the Company's SENOSCAN digital or breast magnetic resonance imaging mammography systems, which are currently under development, would likely require reimbursement in excess of those currently permitted under Medicare guidelines. As a result, the demand for these systems may be limited. While the Company cannot predict what effect the polices of government entities and other third party payors will have on future sales of the Company's products, there can be no assurance that such policies would not have a material adverse impact on the business of the Company.

MANUFACTURING

           The Company's products are manufactured at its manufacturing facilities in Denver, Colorado and Chicago, Illinois. Production processes at the facilities include machining, fabrication, printed circuit board assembly and testing, subassembly, system assembly and final testing. The Company has invested in various automated and semi-automated equipment for the fabrication and machining of parts and assemblies incorporated in its products. The Company may from time to time further invest in such equipment when cost-justified. The Company's quality assurance program includes various quality control measures from inspection of raw materials, purchased parts and assemblies through on-line inspection.

           The Company's manufacturing processes are, for the most part, vertically integrated, although selective outsourcing is employed to take advantage of economies of scale at outside manufacturing facilities and to alleviate manufacturing bottlenecks. The Company purchases materials and components from various suppliers that are either standard products or built to Company specifications. Certain components used in existing products of the Company, as well as products under development, are frequently purchased from single sources. The Company believes that alternative sources for such components can generally be obtained when necessary, although the need to change suppliers or to alternate between suppliers might cause material delays in delivery or significantly increase the Company's costs.

           MANUFACTURING AND OPERATING RISKS

           The scope of the product lines offered by the Company and the need for product customization requires a number of separate manufacturing processes and components and significant management and engineering time and expertise. Additionally, as the Company develops new products it will be required to refine the prototypes of these products and develop new processes to manufacture these products in commercial quantities. The Company has encountered and may continue to encounter difficulties involving inventory supply, length of production cycles and shortages of manufacturing personnel. Due to the shifting demand for the Company's products and the high fixed costs associated with manufacturing these products, the Company may encounter difficulty managing its operating costs. There can be no assurance that the Company will be able to reliably or efficiently manufacture its existing or new products at commercially reasonable costs on a timely basis, if at all. Failure to effectively manage the development and manufacture of its products could adversely effect the Company.

PATENTS AND INTELLECTUAL PROPERTY

           The Company seeks to protect its proprietary rights through a combination of technical experience, patent, trade secret and trademark protection and nondisclosure agreements. The Company's future success will depend in part on its ability to obtain and enforce patent protection for its products and processes, preserve its trade secrets and operate without infringing on the patent or proprietary rights of others. The Company's issued patents cover, among other things, certain features of its Mammotest stereotactic breast biopsy system, its SENOSCAN digital mammography system, and its MR biopsy system.

           While the Company has numerous U.S. and foreign issued patents and pending patent applications covering various aspects of its products, there can be no assurance that the Company's patents, and any patents that may be issued in the future, will not be challenged, invalidated or circumvented, or that the rights thereunder will provide the Company with significant competitive advantages. In addition, the laws of some foreign countries do not protect the Company's proprietary rights in its products to the same extent as do the laws of the United States. The Company anticipates that any attempt to enforce its patents would be time consuming and costly. In addition, the Company could be found to have infringed on patents of others and could be required to alter its products or processes, pay licensing fees, which may not be available to the Company on commercially reasonable terms, if at all, or cease making and selling any infringing products and pay damages for past infringement.

           The Company also relies on trade secrets and proprietary know-how which it seeks to protect, in part, through appropriate confidentiality and proprietary information agreements. These agreements generally provide that all confidential information developed or made known to the individual by the Company during the course of the individual's relationship with the Company is not to be disclosed to third parties, except in specific circumstances, and that all inventions conceived by the individual in the course of rendering services to the Company shall be the Company's exclusive property. There can be no assurance that confidentiality or proprietary information agreements will not be breached, that remedies for any breach would be adequate, or that the Company's trade secrets will not otherwise become known to, or independently developed by, competitors.

           The Company has technology license agreements with third parties under which it pays nominal royalties in connection with its sale of products using the third party's technology. The Company pays royalties under a technology license for the TRAUMEX system.

           In connection with the June 1995 sale of Series D Convertible Preferred Stock to GE Medical Systems, the Company granted contingent access to the technology of, and rights to manufacture, an OEM product. These rights are contingent upon GE Medical Systems' continued ownership of all of the Series D Convertible Preferred Stock and upon a change in control of the Company.

           As described more fully under Item 3 "Legal Proceedings," the Company continues to vigorously pursue its claims of patent infringement against LORAD Corporation covering certain features of the Company's stereotactic breast biopsy system.

           Fischer(R), Fischer Imaging(R), Mammotest(R), EPIC(R),
Mammovision(R), and TRAUMEX(R) are registered trademarks of, and Mammotest Plus(TM), HFX(TM), SENOSCAN(TM), Target on Scout(TM), EPACE(TM), and EP/Stim(TM) are trademarks of, the Company.


EMPLOYEES

           As of December 31, 1996, the Company had 518 employees, including 268 in manufacturing, 75 in engineering, 135 in sales, marketing and service and 40 in administration. None of the Company's employees are parties to a collective bargaining agreement. The Company considers relations with its employees to be good.


PRODUCT LIABILITY, MARKET WITHDRAWAL, AND PRODUCT RECALLS

           The Company's business exposes it to potential product liability claims which are inherent in the manufacture and sale of medical devices, and as such the Company may face substantial liability to patients for damages resulting from the faulty design or manufacture of products. The Company has been a defendant from time to time in product liability actions. The Company maintains product liability insurance with coverage limits of $5 million per occurrence and per year in the aggregate. There can be no assurance that product liability claims will not exceed coverage limits or that such insurance will continue to be available at commercially reasonable rates, if at all. Consequently, a product liability claim or other claim in excess of insured liabilities or with respect to uninsured liabilities could have a material adverse effect on the Company.

           Complex medical devices, such as the Company's products, can experience performance problems in the field that require review and possible corrective action by the manufacturer. The Company periodically receives reports from users of its products relating to performance difficulties they have encountered. These or future product problems could result in market withdrawals or recalls of products, which could have a material adverse affect on the Company's business, financial condition and results of operations.


OTHER DEVELOPMENTS

           In February 1996, the Company acquired the 45% minority interest in Fischer Imaging Midwest, Inc., its subsidiary, in exchange for approximately 63,000 shares of its common stock.

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

SCIENTIFIC ADVISORY BOARDS

           The Company maintains a Medical Advisory Board and an Electrophysiology Advisory Board to provide advice to the Company with respect to new developments in the medical field. The Company seeks the advice of its Medical Advisory Board members for opinions on the relative importance of new techniques in medicine, as well as the impact of new and developing procedures on the Company, particularly in the fields of radiology and cardiology. The Electrophysiology Board advises the Company on developments in the field of electrophysiology. From time to time, members of these boards or their institutions may purchase products from the Company. Members receive no compensation from the Company other than reimbursement of expenses and nominal honoraria. One of the Medical Advisory Board members, David G. Bragg, M.D., is also a director of the Company.


Medical Advisory Board Members       Affiliations
------------------------------       ------------

David G. Bragg, M. D.                Benning Presidential Endowed Professor and
Former Chairman of Radiology
                                     University of Utah School of Medicine
                                     Salt Lake City, Utah

                                     Special Assistant to the Director,
                                     Diagnostic Imaging Program
                                     National Cancer Institute
                                     Bethesda, Maryland

Joseph P. Galichia, M. D.            Galichia Cardiovascular Cardiology Group P. A.
                                     Wichita, Kansas


William R. Hendee, Ph. D.            Senior Associate Dean for Research
                                     Medical College of Wisconsin
                                     Milwaukee, Wisconsin

Spencer B. King, M. D.               Director of Interventional Cardiology
                                     Emory Hospital
                                     Atlanta, Georgia

Wende Logan-Young, M. D.             Breast Clinic of Rochester
                                     Rochester, New York

William M. Thompson, M. D.           Professor and Chairman of Radiology
                                     University of Minnesota
                                     Minneapolis, Minnesota


Electrophysiology Advisory
Board Members                        Affiliation
--------------------------           -----------

Michael J. Barber, M. D.             Penrose Hospital
                                     Colorado Springs, Colorado

David E. Haines, M. D.               University of Virginia Health Sciences Center
                                     Charlottesville, Virginia

Warren Jackman, M. D.                Director of Clinical Electrophysiology
                                     University of Oklahoma Health Sciences Center
                                     Oklahoma City, Oklahoma

Richard M. Luceri, M. D.             Florida Arrhythmia Consultants
                                     Ft. Lauderdale, Florida

Gerald Naccarelli, M. D.             Hershey Medical Center, Cardiology Division
                                     Hershey, Pennsylvania

Michael J. Reiter, M. D.             University of Colorado, Cardiology Department
                                     Denver, Colorado

John R. Windle, M. D.                University of Nebraska Medical Center
                                     Omaha, Nebraska



ITEM 2.                          PROPERTIES

           The Company maintains leased office and manufacturing facilities in Denver, Colorado and Chicago, Illinois. The Denver facilities include approximately 125,000 square feet of office and manufacturing space and are leased from a partnership whose general partners are Morgan W. Nields, the Company's Chairman of the Board and Chief Executive Officer, and Kinney L. Johnson, a member of the Company's Board of Directors. The Denver facilities include the Company's headquarters. The Illinois facilities consist of approximately 150,000 square feet of office and manufacturing space. The Company's general radiology systems are manufactured at the Illinois facility. All other products are manufactured in Denver. The Company also leases office space in Denmark, Germany, Australia and China. The Company believes its facilities, with planned capital improvements, will provide the capacity to accommodate several years of growth.


ITEM 3.                      LEGAL PROCEEDINGS

           The Company is a defendant in various lawsuits incident to the operation of its business. Management believes that there are no pending legal proceedings against the Company that would have a material adverse effect on the consolidated financial position of the Company.

     In April 1992, the Company filed a patent infringement lawsuit against Lorad in the United States District Court for the District of Colorado. The Company owns patent No. 5,078,142, covering certain features of its Mammotest stereotactic breast biopsy system and believes that Lorad has infringed certain claims of its patent with the introduction of its mammographic biopsy system. The action seeks to enjoin Lorad and its agents from the manufacture, use and sale of the allegedly infringing stereotactic breast biopsy system. The Company is also seeking treble damages and attorney's fees. The District Court has previously delayed the litigation pending a decision in a case before the U. S. Supreme Court, Werner-Jenkinson Company, Inc. v Hilton Davis Chemical Co. Although the Company was not a party to the Werner-Jenkinson case, certain issues related to the doctrine of equivalents raised in that case are similar to issues raised in the Company's suit against Lorad. The Supreme Court rendered a decision in the Werner-Jenkinson case on March 3, 1997. In the decision, the Supreme Court adhered to the doctrine of equivalents. The Company expects a trial date to be set for this litigation in the near future.

     The Company has received notice from the holder of a U. S. patent alleging infringement by certain of the Company's products and offering the Company a license to use the patent on terms that are not acceptable to the Company. The Company believes that only one former product and one current product could potentially be implicated by the patent. Based on the foregoing, the Company believes that, if required to take a license to the patent, any license fees payable would not have a material adverse effect on the Company's financial position.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                      Not Applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

           The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "FIMG". The following table sets forth, for each of the periods indicated, the high and low closing sale prices per share of the Common Stock as reported by the Nasdaq National Market.


              1995                      High         Low
                   First Quarter       $5.75        $3.63
                   Second Quarter       6.63         4.00
                   Third Quarter        9.13         4.00
                   Fourth Quarter      11.25         8.25

                1996
                   First Quarter      $14.75       $10.25
                   Second Quarter      15.00        12.25
                   Third Quarter       13.88         5.63
                   Fourth Quarter       8.88         5.63



           As of March 1, 1997, there were 234 recordholders of the Company's Common Stock.

           The Company has not paid any cash dividends on its Common Stock and intends to retain future earnings to finance the growth of the Company's business rather than to pay cash dividends.

ITEM 6.                   SELECTED CONSOLIDATED FINANCIAL DATA

           The following table contains certain selected consolidated financial data and is qualified by the detailed Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. The consolidated balance sheet data as of December 31, 1996 and 1995 and the consolidated statement of operations data for each of the three years in the period ended December 31, 1996 have been derived from the Company's Consolidated Financial Statements, which have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their report included elsewhere herein. The consolidated balance sheet data as of December 31, 1994, 1993 and 1992 and the consolidated statement of operations data for both of the two years in the period ended December 31, 1993 are derived from the Company's Consolidated Financial Statements which have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their reports, which statements are not included herein.


                                                                  Year Ended December 31,
                                                  ----------------------------------------------------------------
                                                    1996        1995        1994        1993        1992
                                                           (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net revenues                                    $ 77,508    $ 76,750    $ 68,473    $ 73,332    $ 67,082
Cost of sales                                     47,073      46,905      44,526      43,741      41,098
                                                --------    --------    --------    --------    --------
Gross profit                                      30,435      29,845      23,947      29,591      25,984
                                                --------    --------    --------    --------    --------
Operating expenses:
Research and development                           6,746       6,690       5,595       6,176       4,360
Selling, marketing and service                    18,776      15,461      15,573      16,641      14,283
General and administrative                         4,863       4,800       4,697       5,321       3,885
Restructuring provisions                            --          --         2,419         796        --
                                                --------    --------    --------    --------    --------
Total operating expenses                          30,385      26,951      28,284      28,934      22,528
                                                --------    --------    --------    --------    --------
Earnings (loss) from operations                       50       2,894      (4,337)        657       3,456

Interest expense                                    (595)       (678)     (1,247)       (933)       (416)
Interest income                                      138          62          15           9         112
Other income (expense), net                         (163)         (1)        (71)         68         (50)
                                                --------    --------    --------    --------    --------
Earnings (loss) before income taxes                 (570)      2,277      (5,640)       (199)      3,102
Benefit (provision) for income taxes                 209        --          --           199        (878)
                                                --------    --------    --------    --------    --------
Net earnings (loss)                             $   (361)   $  2,277    $ (5,640)   $   --      $  2,224
                                                ========    ========    ========    ========    ========
Net earnings (loss) per common and
common equivalent share                         $   (.05)   $    .36    $  (1.02)   $   --      $    .40
                                                ========    ========    ========    ========    ========

Weighted average common and common
equivalent shares outstanding                      7,632       6,331       5,526       5,495       5,586
                                                ========    ========    ========    ========    ========

BALANCE SHEET DATA (AT END OF PERIOD):
Working capital                                 $ 37,147    $ 23,635    $ 12,057    $ 19,408    $ 22,645
Total assets                                      60,432      55,650      46,889      56,551      53,619
Total debt                                           432       4,722       9,441      11,582       9,476
Total stockholders' investment                    47,805      33,584      21,643      27,033      26,711


ITEM 7.               MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The following discussion of the results of operations and financial condition should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K. This Form 10-K, including the information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "expects", "anticipates", "plans", "estimates", and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements include statements concerning the size and growth of the Company's markets, the Company's future operating results including revenues and expenses, the success of its cost-cutting measures, sales under its OEM agreements and otherwise, marketing arrangements for its Mammotest products and other products, development of new products, submissions to the FDA and receipt of FDA approvals and clearances, resolutions of deficiencies noted by the FDA, and other matters. These forward-looking statements involve risks and uncertainties. The actual results that the Company achieves may differ materially from those discussed in such forward-looking statements due to the risks and uncertainties described in the Business section of this Form 10-K under the "Risks Associated with OEM Agreements," "Risks of Technological Change and New Products," "Risks of New Product Development and Market Acceptance," "Manufacturing and Operating Risks," "Government Regulation" and "Product Liability, Market Withdrawl, and Product Recalls" headings, in the Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") section under the "Overview" heading, elsewhere in the Business and MD&A sections and other sections of this Form 10-K, as well as the Company's Quarterly Reports on Form 10-Q, and in the "Risk Factors" section of the Company's Registration Statement on Form S-2 that was declared effective on June 27, 1996.

OVERVIEW
           The Company designs, manufactures and markets specialty and general purpose medical imaging systems for the diagnosis and treatment of disease. The Company's newest products are directed towards medical specialties in which image-guided, minimally invasive therapies are replacing open surgical procedures. These products are used primarily in the diagnosis and treatment of breast cancer, heart disease and vascular disease. The Company also designs and manufactures specialty x-ray imaging components and subsystems for several leading medical products companies as an OEM and sells general radiology systems for use in hospitals, clinics and physicians' offices.

           The Company experienced break-even operating results in 1996 with losses in the second half of the year. The Company cannot predict when it will return to profitability, although it has taken significant steps to reduce costs and improve sales during 1997. Improvement in the Company's results of operations will depend on many factors, including demand for the Company's products and the ability of the Company to maintain or increase gross margins, reduce its manufacturing and other costs, particularly at its Chicago facility, enter into distribution arrangements for its Mammotest products and other products, implement its marketing and sales strategies in the United States and internationally, maintain orders under OEM agreements, renew OEM agreements on favorable terms and develop and introduce new products that compete successfully.

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

           The Company is attempting to expand its international sales and marketing efforts, which can be expected to result in losses from its international operations until its international revenues reach sufficient levels. Additionally, the Company's exposure to the risks of international business, including foreign currency risks, may increase as its international business grows. The Company attempts to minimize these risks through measures including, but not limited to, requiring payments in U. S. dollars and the use of dollar-denominated letters of credit. There can be no assurance, however, that the Company will be successful in its international sales efforts or in minimizing any associated risks.

           During the last six months of 1996, the Company's sales of its Mammotest breast biopsy systems were flat when compared to the comparable six month period of 1995. The Company faced aggressive and successful competition within the surgical stereotactic core needle breast biopsy market from U. S. Surgical Corporation. U. S. Surgical introduced a 20 millimeter (0.78 inch) diameter tissue removal system which is sold with a stereotactic table manufactured by Lorad on a private label basis. These competitive actions limited the Company's ability to increase sales of its stereotactic tables. Additionally, orders from OEM customers were lower than expected, resulting in lower sales and lower absorption of the Company's fixed manufacturing costs. Improving factory utilization and further reducing operating expenses will be key elements in efforts to restore the Company to acceptable levels of profitability. There can be no assurance, however, as to the timing or ultimate success of such efforts.

           The Company expects to continue to face aggressive competition in the stereotactic breast biopsy market and is experiencing further decreases in the sales of its Mammotest systems in the first quarter of 1997. The Company may not regain momentum in this market until it enters into a distribution partnership that adequately addresses this market. The Company also expects sales under its OEM arrangements to be less in early 1997 than in comparable prior periods. Due to severance and other factors, it is also unlikely that the Company's efforts to reduce its operating expenses will have a favorable impact on its operating results until after the first quarter of 1997.

RESULTS OF OPERATIONS

           The following table sets forth the percentage relationship to net revenues represented by certain data included in the Company's statements of operations for the periods indicated:



                                                 Percentage of Net Revenues
                                               -------------------------------
                                                  Year Ended December 31,
                                               -------------------------------
                                                1996         1995         1994
                                               ------       ------       ------
Net revenues ..........................        100.0%       100.0%       100.0%
Cost of sales .........................         60.7         61.1         65.0
                                               ------       ------       ------
  Gross profit ........................         39.3         38.9         35.0
                                               ------       ------       ------
Operating expenses:
  Research and development ............          8.7          8.7          8.2
  Selling, marketing and service ......         24.2         20.1         22.7
  General and administrative ..........          6.3          6.3          6.9
  Restructuring provision .............           --           --          3.5
                                               ------       ------       ------
    Total operating expenses ..........         39.2         35.1         41.3
                                               ------       ------       ------
Earnings (loss) from operations .......          0.1          3.8         (6.3)
Interest expense ......................         (0.8)        (0.9)        (1.8)
Interest income .......................          0.2          0.1           --
Other income, net .....................         (0.2)          --          (.1)
                                               ------       ------       ------
Earnings (loss) before income taxes ...         (0.7)         3.0         (8.2)
Benefit (provision) for income taxes ..          0.2          0.0          0.0
                                               ------       ------       ------
Net earnings (loss) ...................         (0.5)%        3.0%        (8.2)%
                                               ======       ======       ======



1996 COMPARED TO 1995

           Net Revenues. Net revenues increased to $77.5 million in 1996 from $76.8 million in 1995. The revenue increase was primarily due to increased sales of general radiology products and higher service revenue, offset by a decline in sales of mammography products, largely due to revenues from non-recurring Mammotest(R)/Mammovision(R) product upgrades which occurred in late 1995.

           Gross Profit. Gross profit as a percentage of net revenues increased from 38.9% in 1995 to 39.3% in 1996. This increase was primarily due to increases in high margin service revenue largely offset by declines in margins for OEM products.

           Research and Development Expenses. Research and development expenses were $6.7 million, or 8.7% of total revenues, in both 1996 and 1995. The Company has maintained its commitment to research and development as the key to its long-term success. The development of digital imaging products for mammography continues to be a key focus of the Company's research and development activities.

           Selling, Marketing and Service Expenses. Selling, marketing and service expenses increased to $18.8 million in 1996 from $15.5 million in 1995. As a percentage of net revenues, selling, marketing and service increased to 24.2% from 20.1%, primarily as a result of increases in domestic and international service expenses, increased advertising and commissions expense associated with direct sales, and a lower level of installation credits, which are recognized upon completion of installation, as compared to installation provisions, which are recognized at time of sale.

           General and Administrative Expenses. General and administrative expenses increased to $4.9 million in 1996 from $4.8 million in 1995. General and adminstrative expenses equalled 6.3% of net revenues in both 1996 and 1995. The modest increase in general and administrative expenses was primarily due to higher legal expenses in 1996 as compared to 1995.

        Interest Expense. Interest expense decreased to $0.6 million in 1996 from $0.7 million in 1995. Interest expense in both years was primarily related to borrowings under the Company's line of credit. See "Liquidity and Capital Resources."

1995 COMPARED TO 1994

           Net Revenues. Net revenues for 1995 increased 12.1% to $76.8 million from $68.5 million in 1994. The revenue increase was primarily due to OEM sales increases, principally Tilt-C systems sold to GE Medical Systems, as well as a 7% increase in mammography systems revenues, sold through the Company's direct sales channel and through dealers.

           Gross Profit. Gross profit as a percentage of net revenues increased from 35.0% in 1994 to 38.9% in 1995. This increase was primarily due to improvements in margins for OEM products, increases in high margin service revenue, and the favorable effects of efforts to improve factory utilization and reduce manufacturing costs.

           Research and Development Expenses. Research and development expenses were $6.7 million in 1995, as compared to $5.6 million in 1994. As a percentage of net revenues, research and development expenditures increased from 8.2% in 1994 to 8.7% in 1995. The Company has maintained its commitment to research and development as the key to its long-term success. The 1995 increase in expenditures is primarily related to the development of digital imaging products for mammography.

           Selling, Marketing and Service Expenses. Selling, marketing and service expenses for 1995 amounted to $15.5 million, approximately the same level as 1994. As a percentage of net revenues, selling, marketing and service expenses were reduced from 22.7% to 20.1%, primarily as a result of the increase in OEM sales (which involved limited selling, advertising and service expenses) and the Company's decision to utilize an improved and expanded dealer network for the sale of its products, with the efforts of the Company's direct sales force concentrated more efficiently in major markets. The result of this redirection of sales effort was a reduction in commissions and other personnel-related selling costs. Improvements in accounts receivable collection activities also contributed to the decline in selling, marketing and service expenses, as reserve requirements for uncollectible accounts were reduced.

           General and Administrative Expenses. General and administrative expenses were $4.8 million in 1995 compared to $4.7 million in 1994, or 6.3% and 6.9% of net revenues, respectively. The reduction in general and administrative expenses as a percentage of net revenues was primarily due to a reduction in legal expenses related to the Lorad patent infringement litigation in 1995 as compared to 1994.

           Restructuring and Other Charges. In the third quarter of 1994, the Company recorded a charge of $2.4 million before tax for the estimated cost of implementing a restructuring plan to refocus the business to its core competencies. The key elements of this plan included discontinuing certain low volume tangential products from the Company's product portfolio, redesigning and streamlining the manufacturing process and upgrading certain installed customer equipment. Approximately $1.8 million of the restructuring charge related to inventory written down to reflect the impact of discontinuing certain products. The remainder of the restructuring charge was committed to product enhancement and charges for severance associated with streamlining manufacturing and business processes. The third quarter of 1994 also included $1.9 million of other non-recurring expenses.

           Interest Expense. Interest expense amounted to $0.7 million in 1995 and $1.2 million in 1994. The 1995 decrease was primarily due to a decrease in average borrowings under the Company's line of credit and reductions in the amount payable under the non-competition agreement entered into in connection with the Company's purchase of Bloom Associates Ltd. in September 1992. The decrease in average borrowings was due to the June 1995 equity investment by GE Medical Systems and improved operating results. See "Liquidity and Capital Resources."

INCOME TAXES

           The Company's effective tax rate was 37% and 0% in 1996 and 1995, respectively. These rates were based upon the results of operations of companies in the domestic consolidated tax return and upon projected taxable income for 1997. They are net of the effects of reductions in the valuation allowance on deferred tax assets of $500,000 and $1,461,000 in 1996 and 1995, respectively. At December 31, 1996, the Company had approximately $2,613,000 of net deferred tax assets, which represent the amount of tax benefits on existing net deductible temporary differences and tax credits that are more likely than not to be realized against taxable income of future years. The amount of net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income do not materialize.

           No income tax provisions have been recognized for foreign tax jurisdictions and no income tax benefits have been recognized for subsidiary losses outside the domestic consolidated return because they are not expected to reverse in the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

           During 1996, the Company utilized $5.0 million of cash flow in operations and $2.2 million in investing activities, while generating $9.4 million from financing activities and other changes in cash, resulting in a $2.3 million increase in cash. The utilization of cash flow in operations was primarily due to an increase in working capital. $2.9 million was invested in inventories and disbursements in transit and trade accounts payable were reduced by $4.3 million during 1996. These increases in working capital, which reduced cash flow, were partially offset by $1.0 million of net collections of trade accounts receivable and by net earnings before depreciation and amortization of $2.0 million. Cash utilized in investing activities during 1995 was increased from $1.0 million in 1995 to $2.2 million in 1996, due to a reduction in capital expenditures financed through capital lease arrangements and capital investments related to the development of full field digital mammography. Cash generated from financing activities during 1996 reflected the Company's June 1996 sale of 1,200,000 shares of common stock for $13.1 million, net of related expenses, and the proceeds of other stock sales, offset by debt reductions, including repayments under the Company's line of credit, totaling $4.3 million.

           During 1995, the Company utilized $3.3 million of cash flow in operations and $1.0 million in investing activities, while generating $4.8 million from financing activities, resulting in a $0.5 million increase in cash. The utilization of cash flow in operations was primarily due to an increase in working capital caused by a higher level of net revenues and production activity. Compared to December 31, 1994, accounts receivable at December 31, 1995 increased by $5.0 million, inventories increased by $3.1 million, and other current liabilities decreased by $1.3 million due primarily to reduced customer deposits. These reductions in cash flow were partially offset by a $2.6 million increase in accounts payable and by net earnings before depreciation and amortization of $4.7 million. Cash utilized in investing activities during 1995 was reduced from $2.3 million in 1994 to $1.0 million in 1995, due entirely to efforts to contain capital expenditures not financed through capital lease arrangements. Cash generated from financing activities during 1995 reflected the Company's June 1995 sale of convertible preferred stock to GE Medical Systems for $9.5 million, net of related expenses, offset by debt reductions, including repayments under the Company's line of credit, totaling $4.9 million.

           During 1994, the Company generated $4.5 million of cash flow from operations. The Company utilized $2.3 million of cash in investing activities and $2.0 million in financing activities and other changes in cash, resulting in a net cash increase of $0.3 million. Cash flow generated from operations was due primarily to a reduction in accounts receivable of $6.9 million. The decrease in inventories generated an additional $1.4 million in cash. These increases were partially offset by a net loss of $3.4 million before depreciation and amortization. Capital expenditures not financed through capital lease arrangements for 1994 amounted to $1.8 million. Net payments under the line of credit and long-term debt repayment were $1.0 and $1.1 million, respectively.

           On December 31, 1996, the Company had $3.3 million in cash and cash equivalents and working capital of $37.1 million. Currently, the Company is negotiating a $15.0 million working capital line of credit. These negotiations, expected to be concluded in April 1997, are subject to determination of mutually satisfactory financial covenants. The line of credit is expected to be secured by the Company's accounts receivable, inventory, and fixed assets and is expected to expire March 1, 2000. The maximum amount available under this agreement will be subject to borrowing base restrictions which are a function of defined balances in accounts receivable, inventory and fixed assets. The maximum borrowings available during 1996 under the previous line of credit fluctuated from a low of $9.1 million on May 31, 1996 to a high of $15.0 million on March 31, 1996. As of December 31, 1996, $14.2 million of borrowings were available under the previous line of credit. There were no outstanding borrowings as of December 31, 1996 under the previous line of credit, which expired on February 1, 1997.

           The Company has no present plans for capital expenditures in 1997 materially different from recent years.

           The Company expects its long-term liquidity needs to be satisfied principally from cash flows generated by operations. The Company believes that its short-term liquidity needs can be satisfied through cash provided from operations and current cash and cash equivalent balances if the working capital line of credit is not finalized or if its finalization is delayed.

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          FISCHER IMAGING CORPORATION


                       CONSOLIDATED FINANCIAL STATEMENTS



                                     INDEX

                                                                   Page
                                                                   ----
         Report of Independent Public Accountants                   F-1

         Financial Statements:
          Consolidated Balance Sheets--December 31, 1996 and 1995   F-2

          Consolidated Statements of Operations--For the Years
           Ended December 31, 1996, 1995 and 1994                   F-3

          Consolidated Statements of Stockholders' Investment--
           For the Years Ended December 31, 1996, 1995 and 1994     F-4

          Consolidated Statements of Cash Flows--For the Years
           Ended December 31, 1996, 1995 and 1994                   F-5

          Notes to Consolidated Financial Statements                F-6

          Schedule II - Valuation and Qualifying Accounts          F-22

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of Fischer Imaging Corporation:


We have audited the accompanying consolidated balance sheets of FISCHER IMAGING CORPORATION (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' investment and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fischer Imaging Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of the financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP

Denver, Colorado,
January 27, 1997.

                          FISCHER IMAGING CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands except share data)

                                    ASSETS

                                                                                      December 31,
                                                                                  --------------------
                                                                                    1996        1995
                                                                                  --------    --------
CURRENT ASSETS:
Cash and cash equivalents                                                         $  3,289    $    968
Trade accounts receivable, net of allowance for doubtful accounts of approximately $641 and $449 at December 31, 1996 and 1995,
  respectively                                                                      18,600      19,957
Inventories                                                                         23,692      20,790
Deferred income taxes                                                                2,267       1,911
Prepaid expenses and other current assets                                            1,289         958
                                                                                  --------    --------
           Total current assets                                                     49,137      44,584
                                                                                  --------    --------

PROPERTY AND EQUIPMENT (at cost):
  Manufacturing equipment                                                            8,198       7,591
  Office equipment and leasehold improvements                                        4,666       4,789
                                                                                  --------    --------

                                                                                    12,864      12,380
  Less-Accumulated depreciation and amortization                                     8,294       8,288
                                                                                  --------    --------

           Property and equipment, net                                               4,570       4,092
                                                                                  --------    --------

INTANGIBLE ASSETS, net (Note 3)                                                      4,327       4,798
DEFERRED INCOME TAXES                                                                  346         333
DEFERRED COSTS AND OTHER ASSETS                                                      2,052       1,843
                                                                                  --------    --------
           Total assets                                                           $ 60,432    $ 55,650
                                                                                  ========    ========
                   LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES:
  Disbursements in transit                                                        $   --      $  1,088
  Notes payable and current maturities
     of long-term debt (Note 5)                                                        283       4,344
  Trade accounts payable                                                             5,155       8,352
  Accrued salaries and wages                                                         2,160       2,192
  Deferred service revenue                                                             805       1,047
  Other current liabilities                                                          3,587       3,926
                                                                                  --------    --------
           Total current liabilities                                                11,990      20,949

LONG-TERM DEBT (Note 5)                                                                149         378

OTHER NONCURRENT LIABILITIES                                                           488         739
                                                                                  --------    --------
           Total liabilities                                                        12,627      22,066
                                                                                  --------    --------

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' INVESTMENT:
Common Stock, $.01 par value, 25,000,000 shares authorized, 6,920,335
  and 5,550,691 shares issued and outstanding                                           69          56
  at December 31, 1996 and 1995, respectively
Preferred Stock, 5,000,000 shares authorized:
  Series C Junior Participating Preferred Stock, $.01 par value, 500,000 shares
    authorized, no shares issued and outstanding                                      --          --
  Series D Convertible Preferred Stock, $.01 par value, 1,333,333 shares authorized, issued and outstanding at December 31, 1996 and 1995;
    liquidation preference of $10,000,000 (Note 7)                                      13          13
  Additional paid-in capital                                                        49,093      34,679
  Accumulated deficit                                                               (1,388)     (1,027)
  Cumulative translation adjustment                                                     18        (137)
                                                                                  --------    --------
           Total stockholders' investment                                           47,805      33,584
                                                                                  --------    --------
           Total liabilities and stockholders' investment                         $ 60,432    $ 55,650
                                                                                  ========    ========


     The accompanying notes are an integral part of these balance sheets.

                          FISCHER IMAGING CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands except per share data)


                                         For the Years Ended December 31,
                                         --------------------------------
                                           1996        1995        1994
                                         --------    --------    --------
NET REVENUES                             $ 77,508    $ 76,750    $ 68,473

COST OF SALES                              47,073      46,905      44,526
                                         --------    --------    --------
             Gross profit                  30,435      29,845      23,947
                                         --------    --------    --------

OPERATING EXPENSES:
  Research and development                  6,746       6,690       5,595
  Selling, marketing and service           18,776      15,461      15,573
  General and administrative                4,863       4,800       4,697
  Restructuring provision (Note 6)           --          --         2,419
                                         --------    --------    --------
           Total operating expenses        30,385      26,951      28,284
                                         --------    --------    --------
EARNINGS (LOSS) FROM OPERATIONS                50       2,894      (4,337)

  Interest expense                           (595)       (678)     (1,247)
  Interest income                             138          62          15

  Other income (expense), net                (163)         (1)        (71)
                                         --------    --------    --------
EARNINGS (LOSS) BEFORE INCOME
  TAXES                                      (570)      2,277      (5,640)

  Benefit (provision) for income taxes        209        --          --
                                         --------    --------    --------

NET EARNINGS (LOSS)                      $   (361)   $  2,277    $ (5,640)
                                         ========    ========    ========

NET EARNINGS (LOSS) PER COMMON AND
  COMMON EQUIVALENT SHARE                $   (.05)   $    .36    $  (1.02)
                                         ========    ========    ========

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING             7,632       6,331       5,526
                                         ========    ========    ========

        The accompanying notes are an integral part of these statements.

                          FISCHER IMAGING CORPORATION
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
                    (Amounts in thousands except share data)




                                                            Series C      Series D
                                                            Junior          Con-       Add-
                                                            Participating  vertible   itional   Accumulated  Cumulative
                                        Common Stock        Preferred     Preferred   Paid-In    Earnings   Translation
                                       Shares      Amount    Stock         Stock      Capital    (Deficit)   Adjustment     Total
                                     ---------   ---------   --------   ----------  ----------  -----------  -----------  --------
BALANCE, December 31, 1993           5,479,739   $      54   $   --     $    --     $  24,876   $   2,336    $    (233)   $  27,033
                                     ---------   ---------   --------   ---------   ---------   ---------    ---------    ---------
Shares purchased under employee stock
  purchase plan                         31,438           1       --          --           121        --           --            122
Exercise of stock options                4,487        --         --          --            11        --           --             11
Cumulative translation adjustment         --          --         --          --          --          --            117          117
Net loss                                  --          --         --          --          --        (5,640)        --         (5,640)
                                     ---------   ---------   --------   ---------   ---------   ---------    ---------    ---------
BALANCE, December 31, 1994           5,515,664          55       --          --        25,008      (3,304)        (116)      21,643
                                     ---------   ---------   --------   ---------   ---------   ---------    ---------    ---------
Shares purchased under employee stock
   purchase plan                        22,027           1       --          --           102        --           --            103
Exercise of stock options               13,000        --         --          --            61        --           --             61
Cumulative translation adjustment         --          --         --          --          --          --            (21)         (21)
Sale of 1,333,333 shares of Series D
Preferred Stock, net of related costs     --          --         --            13       9,508        --           --          9,521
Net earnings                              --          --         --          --          --         2,277         --          2,277
                                     ---------   ---------   --------   ---------   ---------   ---------    ---------    ---------
BALANCE, December 31, 1995           5,550,691          56       --            13      34,679      (1,027)        (137)      33,584
                                     ---------   ---------   --------   ---------   ---------   ---------    ---------    ---------
Shares purchased under employee stock
purchase plan                           24,522        --         --          --           114        --           --            114
Exercise of stock options               81,960           1       --          --           475        --           --            476
Tax benefit from exercise of options      --          --         --          --           163        --           --            163
Acquisition of minority interest in
  subsidiary                            63,162        --         --          --           553        --           --            553
Cumulative translation adjustment         --          --         --          --          --          --            155          155
Sale of 1,200,000 shares of Common
Stock, net of related costs          1,200,000          12       --          --        13,109        --           --         13,121
Net loss                                  --          --         --          --          --          (361)        --           (361)
                                     ---------   ---------   --------   ---------   ---------   ---------    ---------    ---------
BALANCE, December 31, 1996           6,920,335   $      69   $   --     $      13   $  49,093   $  (1,388)   $      18    $  47,805
                                     =========   =========   ========   =========   =========   =========    =========    =========

        The accompanying notes are an integral part of these statements.

                          FISCHER IMAGING CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)



                                                                For the Years Ended December 31,
                                                                --------------------------------
                                                                  1996        1995        1994
                                                                --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                           $   (361)   $  2,277    $ (5,640)
                                                                --------    --------    --------
  Adjustments to reconcile net earnings (loss) to net cash
     (used in ) provided by operating activities-
        Depreciation                                               1,629       1,631       1,625
        Amortization of intangible assets                            741         812         658
        Provision for doubtful accounts                              358        (494)        246
        Deferred income tax (benefit) provision                     (369)     (1,225)      1,689
        Sales and retirements of assets                               62         165           8
        Other  changes in current assets and liabilities-
           Decrease (increase) in trade accounts receivable          999      (4,997)      6,888
           (Increase) decrease in inventories                     (2,902)     (3,083)      1,424
           (Increase) decrease in prepaid expenses
              and other current assets                              (168)         28        (149)
           Decrease in disbursements in
              transit                                             (1,088)       (290)       (446)
           (Decrease) increase in trade
              accounts payable                                    (3,197)      2,581           2
          (Decrease) increase in accrued salaries and wages          (32)        188        (458)
          (Decrease) increase in deferred service revenue           (242)        352         192
          Decrease in other current liabilities                     (339)     (1,275)       (641)
        Other                                                       (129)         66        (866)
                                                                --------    --------    --------
          Total adjustments                                       (4,677)     (5,541)     10,172
                                                                --------    --------    --------
          Net cash (used in) provided by operating activities     (5,038)     (3,264)      4,532
                                                                --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                            (2,129)     (1,021)     (1,773)
  Other                                                              (48)       --          (522)
                                                                --------    --------    --------
          Net cash used in investing activities                   (2,177)     (1,021)     (2,295)
                                                                --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock, net                         13,711         164         133
  Proceeds from sale of preferred stock, net                        --         9,521        --
  Net repayments under line of credit agreements                  (2,643)     (3,141)     (1,025)
  Repayments of long-term debt                                    (1,687)     (1,778)     (1,116)
                                                                --------    --------    --------
Net cash provided by (used in) financing activities                9,381       4,766      (2,008)
                                                                --------    --------    --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                              155         (21)        117
                                                                --------    --------    --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                          2,321         460         346
CASH AND CASH EQUIVALENTS, beginning of period                       968         508         162
                                                                --------    --------    --------
CASH AND CASH EQUIVALENTS, end of period                        $  3,289    $    968    $    508
                                                                ========    ========    ========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
     Cash paid during the year for interest                     $    599    $    785    $  1,071
     Cash paid during the year for income taxes                    1,016         242         775
     Noncash equipment acquisitions (capital lease financing)         40         200         723
     Noncash  acquisition of minority interest                       553        --          --
     Noncash tax benefit from exercise of stock options              163        --          --


The accompanying notes are an integral part of these statements.

                          FISCHER IMAGING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE YEARS ENDED
                        DECEMBER 31, 1996, 1995 AND 1994

(1) BUSINESS ORGANIZATION

Fischer Imaging Corporation (the "Company"), a Delaware Corporation, and its `100% owned subsidiaries, Fischer Imaging Midwest, Inc. ("FIMW", a domestic marketing subsidiary) and Fischer Imaging Australia Pty. Limited ("FIA", a foreign marketing subsidiary); and 90% owned Fischer Imaging Europe A/S ("FIE", a Danish marketing subsidiary); designs, manufactures, and markets specialty and general purpose x-ray imaging systems for the diagnosis and treatment of disease. The Company's principal product lines are directed toward medical specialties in which minimally invasive techniques are replacing open surgical procedures. The Company's existing products are principally marketed to the healthcare industry.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

The consolidated financial statements include those of the Company and all of its majority-owned subsidiaries. Investments in less than 20%-owned companies are accounted for at the lower of cost or estimated long-term realizable value. All significant intercompany transactions have been eliminated in consolidation.

     Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and Cash Equivalents

Cash and cash equivalents include investments in highly liquid instruments with an original maturity of three months or less.

     Financial Instruments

The fair market value of accounts receivable, accounts payable, debt, and other financial instruments approximates their carrying values in the accompanying balance sheets.

     Inventories

Inventories, which include costs of materials, direct labor, and manufacturing overhead, are priced at the lower of cost (using primarily the last-in, first-out ("LIFO") method of valuation) or market. Writedowns for excess and obsolete inventories are charged to expense in the period when conditions giving rise to the writedowns are first recognized.

Inventories consist of the following components (in thousands):

                                          1996        1995
                                        --------    --------
FIFO cost-
   Raw materials                        $ 16,244    $ 15,675
   Work in process and finished goods     13,467      10,948
LIFO valuation adjustment                   (893)     (1,202)
                                        --------    --------
   Total before valuation reserves        28,818      25,421
Less valuation reserves                   (5,126)     (4,631)
                                        --------    --------
   Inventories, net                     $ 23,692    $ 20,790
                                        ========    ========

     Property and Equipment

Significant additions and improvements are capitalized at cost, while maintenance and repairs which do not improve or extend the life of the respective assets are charged to operations as incurred.

Manufacturing and office equipment are depreciated on a straight-line basis, over the estimated useful lives (ranging from 3 to 8 years) of the respective assets. Leasehold improvements are amortized, on a straight-line basis, over the lesser of the estimated useful life or the remaining term of the related lease.

     Intangible Assets

In accordance with Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. The effect of adopting SFAS 121 as of January 1, 1996 had no impact on the Company's results of operations or financial position.

Intangible assets resulting from acquisitions are stated at cost, net of accumulated amortization, and are being amortized using the straight-line method over their estimated useful lives which range from 10 to 15 years. Other intangible assets, comprised primarily of licensing agreements, are amortized over periods ranging from 3 to 7 years.

     Software Development Costs

Certain costs to enhance existing application software products or to develop new software products have been capitalized in accordance with Statement of Financial Accounting Standards No. 86. These costs are amortized on a straight-line basis over an estimated useful life of three years. Although new enhancements or competitive pressures might reduce in the near term the anticipated future revenues and estimated economic lives against which software development carrying costs have been evaluated, management believes such
estimates are reasonable based upon present information.   As of December 31,
the following amounts were reflected in the consolidated balance sheets as a component of deferred costs and other assets (in thousands).

                                         1996        1995
                                     --------    --------
Cost                                 $  2,900    $  2,628
Less-Accumulated amortization          (2,164)     (1,741)
                                     --------    --------
   Software development costs, net   $    736    $    887
                                     ========    ========


             Other Current Liabilities

Other current liabilities consist of the following (in thousands):

                                            1996       1995
                                          --------   --------
Customer deposits                         $  1,058   $  1,085
Accrued warranty and installation costs      1,408      1,140
Other                                        1,121      1,701
                                          --------   --------
   Total other current liabilities        $  3,587   $  3,926
                                          ========   ========


The Company recognizes the estimated costs of warranty and installation obligations at the time the related products are sold.

     Foreign Operations

The functional currency for the Company's foreign operations is the applicable local currency. Assets and liabilities of foreign subsidiaries are translated at the respective year end exchange rates, while the statements of operations are translated at average exchange rates during the year. Exchange rate fluctuations on translating foreign currency into U.S. dollars result in unrealized gains or losses referred to as translation adjustments, which are recorded as a separate component of stockholders' investment.

     Revenue Recognition

The Company recognizes revenue when title and risk of ownership passes to the customer which generally, as to shipments with FOB destination terms, is when received by the customer and, for shipments with FOB shipping point terms, is upon departure from the Company's dock.

     Advertising Costs

The Company expenses advertising costs as incurred, except for the costs of advertising literature, which are capitalized and amortized over the expected period of future benefit.

     Significant Customers

The Company's revenues generally are concentrated among customers in the healthcare industry. The Company establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information. During 1996, 1995, and 1994, the following customers represented greater than 5% of the Company's revenues:


                                           1996        1995        1994
                                           ----        ----        ----
Dornier                                     7.0%        6.1%       --
GE Medical Systems (a related party)       12.9%       10.3%       --
Picker International                       --           7.6%        9.6%
Varian Associates                           8.4%        9.8%       11.5%

All of these customers are Original Equipment Manufacturers ("OEM's") for whom the Company manufactures sub-components and systems under OEM contracts. Sales under these and other OEM contracts constitute a substantial portion of the Company's revenues and trade accounts receivable. As of December 31, 1996 and 1995, amounts owed the Company under OEM contracts were approximately $7.0 million and $8.2 million, respectively. Revenues from OEM customers have fluctuated significantly on a quarterly and annual basis. The Company believes that OEM relationships will continue as a significant aspect of future results of operations because of the mutual benefit associated with the opportunity to share product development costs and the cost savings from manufacturing efficiencies.

     Sponsored Research and Development

The Company from time to time engages in research and development activities for other companies. This sponsored research and development is recognized as revenue as the requirements are fulfilled or as certain development milestones are completed under the terms and conditions of the related research and development agreements. Costs incurred in connection with these activities are recognized in cost of sales as incurred.

     Net Earnings (Loss) Per Common and Common Equivalent Share

Net earnings (loss) per share is based on the weighted average number of common and convertible preferred shares and, if dilutive, other common equivalent shares outstanding during each of the periods. The Company uses the treasury stock method for determining the effect of outstanding stock options on earnings per share.

     Stock-Based Compensation Plans

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Effective in 1995, the Company adopted the disclosure option of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 requires that companies which do not choose to account for stock-based compensation as prescribed by the statement, shall disclose the pro forma effects on earnings and earnings per share as if SFAS 123 had been adopted. Additionally, certain other disclosures are required with respect to stock compensation and the assumptions used to determine the pro forma effects of SFAS 123.

     Reclassifications

Certain reclassifications have been made in the financial statements of prior years to conform to the current year presentation.

(3) INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):


                                   1996        1995
                                 --------    --------
Goodwill                         $  2,785    $  2,515
Non-competition agreement           3,569       3,569
Licensing agreements and other        948       1,060
                                 --------    --------
                                    7,302       7,144
Less- Accumulated amortization     (2,975)     (2,346)
                                 --------    --------
   Intangible assets, net        $  4,327    $  4,798
                                 ========    ========


The non-competition agreement and substantially all of the goodwill resulted from the Company's September 1992 acquisition of Bloom Associates, Ltd.

(4) INCOME TAXES

The Company utilizes Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), which dictates accounting and reporting standards for recording the tax effects of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Under SFAS 109, deferred taxes and liabilities are recorded using enacted tax rates expected to apply to taxable income in the years such temporary differences are expected to reverse.

The provision for income taxes includes the following (in thousands):


                                       1996        1995        1994
                                     --------    --------    --------
Current-
Federal                              $    299    $  1,049    $ (1,511)
State                                     104         176        (178)
                                     --------    --------    --------
Total current provision (benefit)         403       1,225      (1,689)
                                     --------    --------    --------
Deferred-
Federal                                  (496)     (1,096)      1,511
State                                    (116)       (129)        178
                                     --------    --------    --------
Total deferred (benefit) provision       (612)     (1,225)      1,689
                                     --------    --------    --------
Total benefit                        $   (209)   $   --      $   --
                                     ========    ========    ========

The statutory federal income tax rate was 34% for the years ended December 31, 1996, 1995, and 1994. Reasons for the difference between the income tax expense reported in the statements of operations and the amount computed by applying the statutory federal income tax rate to earnings before income taxes are as follows:



                                             1996           1995           1994
                                             -----          -----          -----
Statutory tax rate                           (34.0)%         34.0%         (34.0)%
Increase (decrease) due to:
State income taxes                            (2.1)           5.7           (3.2)
Losses of subsidiaries not
  consolidated in tax return                  72.4            8.7            5.3
Nondeductible expenses                        24.0           15.8            5.6
Foreign sales corporation commissions        (11.6)          --             --
Valuation allowance on net deferred
  tax assets                                 (87.7)         (64.2)          47.2
Utilization of net loss carryovers            --             --            (20.9)
Other                                          2.3           --             --
                                             -----          -----          -----
Effective tax rate                           (36.7)%         --  %          --  %
                                             =====          =====          =====

A tax benefit of $163,000, resulting from the sale of option shares by employees, has been allocated to additional paid-in capital.

The domestic versus foreign component of the Company's earnings (loss) before income taxes is as follows (in thousands):


                  1996          1995          1994
               ----------    ----------    ----------
Domestic       $      644    $    2,958    $   (4,829)
Foreign            (1,214)         (681)         (811)
               ----------    ----------    ----------
  Total        $     (570)   $    2,277    $   (5,640)
               ==========    ==========    ==========

No income tax provisions have been recognized for foreign tax jurisdictions and no income tax benefits have been recognized for subsidiary losses outside the domestic consolidated return because they are not expected to reverse in the foreseeable future.

Components of net deferred tax assets (liabilities) as of December 31, 1996 and 1995 are as follows (in thousands):

                                       1996        1995
                                     --------    --------
Current-
  Warranty reserves                  $    392    $    285
  Inventory reserves                    1,997       1,780
  Bad debt reserves                       244         483
  Accrued vacation                        284         262
  Other accrued liabilities                49         145
  Other                                   109          97
  Less-Valuation allowance               (808)     (1,141)
                                     --------    --------
Net current deferred tax asset       $  2,267    $  1,911
                                     ========    ========

Noncurrent-
  Accelerated depreciation for tax   $    (57)   $    (16)
  Software capitalization                (280)       (337)
  Non-compete agreements                   27          97
  Tax credits                             528         551
  Deferred service revenue                238         250
  Other                                   134         199
  Less-Valuation allowance               (244)       (411)
                                     --------    --------
Net noncurrent deferred tax asset    $    346    $    333
                                     ========    ========

The Company has available research and development credits for tax purposes of approximately $393,000, expiring at various dates through 2009, and alternative minimum tax credits of $135,000. Realization is dependent on generating sufficient taxable income prior to the expiration of the tax credits.

During 1996 and 1995, the Company reduced its valuation allowance by $500,000 and $1,461,000, respectively, due mainly to results of operations of companies in the domestic consolidated tax return and projected taxable income for 1997. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income do not materialize.

(5) NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt as of December 31, 1996 and 1995, consist of the following (in thousands):

                                                1996        1995
                                              --------    --------
Notes payable under bank revolving credit
  agreement                                   $   --      $  2,643

     Unsecured promissory note payable,
          interest payable monthly at 8.5%;
          paid  September 30, 1996                --           386

     Noncompetition agreement payable,
          discounted at 6%, subject to
          upward adjustment for inflation;
          paid in annual installments
          through September 1996                  --           829

     Capitalized lease obligations;
          interest rates ranging from 3.5%
          to 17%;  monthly principal and
          interest payments due in varying
          amounts through December 2000;
          secured by leased equipment              382         791
     Other                                          50          73
                                              --------    --------
                                                   432       4,722
     Less-Current maturities                      (283)     (4,344)
                                              --------    --------
     Long-term debt                           $    149    $    378
                                              ========    ========


Revolving Credit Agreement

The Company is negotiating a $15.0 million working capital line of credit. These negotiations, expected to be concluded in April 1997, are subject to determination of mutually satisfactory financial covenants. The line of credit is expected to be secured by the Company's accounts receivable, inventory, and fixed assets and is expected to expire on March 1, 2000. The line of credit is also expected to be subject to further restrictions based upon eligible receivables, inventory, and Company liquidation value, as determined by the bank. At December 31, 1996, maximum borrowing availability under the previous line of credit, which expired February 1, 1997, was approximately $14.2 million. Borrowings under the previous agreement, which had an interest rate of prime plus 1% and included an annual facility fee equivalent to 1% of the maximum loan limit, were approximately $0 and $2,643,000 at December 31, 1996 and 1995, respectively, and were secured by certain inventory, accounts receivable, and fixed assets of the Company.

The following is a summary of certain terms and balances for revolving credit agreements outstanding during 1996, 1995, and 1994:

                                             1996          1995          1994
                                             ----          ----          ----
Amount outstanding (in thousands):
  At end of year                       $     --      $    2,643    $    5,784
  Maximum during year                       6,356         7,636        10,947
  Average during year (i)                   2,159         3,409         8,409

Weighted average interest rate:
  At end of year                              9.3%          9.5%          9.5%
  During year (ii)                            9.3%          9.8%          8.1%

     (i) The average amount outstanding during each year is a 13 month average, utilizing balances as of the beginning of the year and the 12 subsequent month ends.

     (ii) The weighted average interest rate during the period was computed by calculating a 13 month average interest rate for each line of credit arrangement, utilizing rates as of the end of the previous year and the 12 subsequent month ends, multiplying this rate by the average borrowings under the respective lines of credit, and dividing the resulting sum by the average amount outstanding under all lines of credit.

Future maturities of notes payable and long-term debt, principally under capitalized lease obligations, are as follows (in thousands):


            Year ended December 31-
             1997                                        $ 283
             1998                                           80
             1999                                           49
             2000                                           20
                                                         -----
            Total                                        $ 432
                                                         =====

(6) RESTRUCTURING PROVISION

During 1994, the Company recorded approximately $2,419,000 for restructuring expenses. The provision included costs related to the writedown of inventory for discontinued products, severance costs, and a customer enhancement program.


(7) STOCKHOLDERS' INVESTMENT

The Company is authorized to issue 5,000,000 shares of $.01 par value preferred stock, which shares may be issued in one or more series and with such powers, preferences and rights as the Company's Board of Directors may determine. In June 1995, the Company issued 1,333,333 shares of Series D Convertible Preferred Stock to GE Medical Systems ("GEMS") for $10 million. The preferred stock is non-voting and not redeemable, bears no stated dividend, has a $7.50 per share preference upon liquidation and is convertible into common stock on a one-for-one basis (subject to customary anti-dilution protection) at the option of the holder. The terms of the investment restrict GEMS to 25% ownership of the Company and, under certain change of control conditions, permit GEMS to exchange its preferred stock for rights to independently manufacture Tilt-C systems.

On June 27, 1996, the Company completed the sale of 1,200,000 shares of its common stock at $12.00 per share. Proceeds, net of underwriting discount and other expenses, of $13,121,000 were primarily utilized to repay approximately $6.4 million of existing indebtedness under the Company's bank revolving credit agreement. The remaining proceeds were invested in short-term, investment grade securities. If the sale of common shares had been completed as of the beginning of the year, and assuming the proceeds and utilization of proceeds remained the same, earnings per share would have been increased by $.03.

(8) EMPLOYEE BENEFIT PLANS

     1991 Stock Option Plan

The Company's 1991 Stock Option Plan ("1991 Plan"), adopted June 1991 and as subsequently amended, authorizes the granting of incentive and nonqualified stock options to acquire up to 1,250,000 shares of the Company's common stock by employees and consultants of the Company. Exercise terms for the options granted are determined by the Board of Directors at the time of grant. Incentive stock options may be granted at an exercise price not less than fair market value on the date of grant with a maximum option term of 10 years. The 1991 Plan also permits the granting of stock appreciation rights, although none have been granted.

A summary of the status of the 1991 Plan as of December 31, 1996, 1995, and 1994 and the changes during those periods is as follows:

                                               1996           1995            1994
                                          ------------    ------------    ------------
Outstanding at January 1                       895,625         396,225         330,700
Granted                                        513,000         624,000         142,500
Exercised                                      (75,550)         (7,000)           --
Canceled                                      (623,450)       (117,600)        (76,975)
                                          ------------    ------------    ------------
Outstanding at December 31                     709,625         895,625         396,225
                                          ============    ============    ============
Execisable at December 31                      134,250         143,375         122,588
                                          ============    ============    ============
Range of exercise prices,                 $       4.00-   $       4.00-   $       3.88
  at end of period                        $      11.00    $      11.00    $      11.00
Weighted average exercise prices:
  At beginning of period                  $       8.34    $       6.27    $       7.07
  At end of period                                5.91            8.34            6.27
Exercisable at end of period                      7.01            7.29            7.57
  Options granted                                 5.81            9.19            4.32
  Options exercised                               6.40            4.25            --
  Options canceled                                9.31            6.18            6.14
  Options expired                                 --              --              --
Weighted average end of period
  remaining contractual life (in years)            8.6             9.3             8.8
Weighted average fair value of
  options granted during period           $       2.91    $       5.18             N/A

The following summary shows, for the price ranges indicated, the weighted average exercise price, weighted average exercise price of options exercisable, and the remaining contractual life of options granted under the 1991 Plan:


                                         1996                1995                   1994
                                     -------------       -------------           -----------
Range of exercise prices          Shares      Price     Shares     Price      Shares       Price
------------------------         --------   --------   --------   --------   --------    --------
Weighted average exercise
price for options outstanding:
$3.88 - $4.99                      75,875   $   4.37    124,500   $   4.34    122,500   $   4.34
$5.00 - $5.99                     578,000       5.77     95,000       5.45    125,000       5.50
$6.00 - $7.99                      17,750       7.61     58,500       7.66    104,500       7.67
$8.00 - $11.00                     38,000      10.43    617,625       9.65     44,225      10.51
Weighted average exercise
price for options exercisable:
$3.88 - $4.99                      21,875       4.47     18,125       4.50       --         --
$5.00 - $5.99                      59,125       5.59     47,500       5.50     46,250       5.50
$6.00 - $7.99                      15,250       7.67     41,375       7.69     47,250       7.70
$8.00 - $11.00                     38,000      10.43     36,375      10.55     29,088      10.63
Weighted average remaining
contractual life (in years):
$3.88 - $4.99                      75,875        8.0    124,500        9.0    122,500        9.7
$5.00 - $5.99                     578,000        9.0     95,000        7.7    125,000        8.2
$6.00 - $7.99                      17,750        6.1     58,500        7.0    104,500        7.9
$8.00 - $11.00                     38,000        5.5    617,625        9.7     44,225        7.4

The weighted average fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model and the following assumptions:

                               1996         1995
                               ----         ----
Dividend rate                    0%           0%
Expected volatility             78%          74%
Risk-free interest rate       5.67%        5.97%
Expected life (in years)       3.0          5.7

In December 1996, the Company's Board of Directors granted 165,000 options to employees at an exercise price of $5.81. These options vest upon the earlier of (1) when the market value of the Company's stock has reached targeted price levels for a period of 20 consecutive trading days, (2) upon the attainment of certain annual earnings per share targets, or (3) 25% six months from date of grant, with the remainder vesting in equal monthly installments over the following 24 months.

Also in December 1996, the Company's Board of Directors modified the terms of certain options issued in 1995. The modifications were made to assure that such options would continue to provide appropriate incentive for the retention of officers and key employees, in view of the significant decline in the market value of the Company's stock. Exercise prices were reduced to $5.81 per share, the current market price as of that date. A corresponding reduction was made to the number of options so that the fair market value of the modified awards, as determined under the Black-Scholes option pricing model, approximated, as of the date of exchange, that of the options for which they were exchanged. Under the exchange, 348,000 options were issued in exchange for 435,000 options. Of these options, 240,000 vest when the market value of the Company's stock has reached targeted price levels for a period of 45 consecutive trading days or 9 years and 11 months from the date of original grant, whichever is earlier. Other options generally vest ratably over four years.

     1993 Nonemployee Director Stock Option Plan

In February 1993, the Company adopted the Nonemployee Director Stock Option Plan ("1993 Director Plan") for nonemployee directors of the Company. The 1993 Director Plan authorizes the granting of nonqualified options to acquire up to 100,000 shares of common stock at a price not less than fair market value on the date of grant. The 1993 Director Plan allows for automatic annual grants upon each year of a director's service. The stock options issued under the 1993 Director Plan may be exercised at any time from date of grant, with a maximum option term of five years.

A summary of the status of the 1993 Director Plan as of December 31, 1996, 1995, and 1994 and the changes during those periods is as follows:


                                             1996         1995          1994
                                          ----------   ----------    ----------
Outstanding at January 1                      46,000       34,000        16,000
Granted                                       18,000       18,000        18,000
Exercised                                       --         (6,000)         --
Canceled                                        --           --            --
                                          ----------   ----------    ----------
Outstanding at December 31                    64,000       46,000        34,000
                                          ==========   ==========    ==========
Execisable at December 31                     64,000       46,000        34,000
                                          ==========   ==========    ==========
Range of exercise prices,                 $     4.00-        4.00-         6.50-
  at end of period                        $    13.38   $     8.75    $     8.75
Weighted average exercise prices:
  At beginning of period                  $     6.40   $     7.47    $     8.56
  At end of period                              8.36         6.40          7.47
Exercisable at end of period                    8.36         6.40          7.47
  Options granted                              13.38         4.00          6.50
  Options exercised                             --           5.25          --
  Options canceled                              --           --            --
  Options expired                               --           --            --
Weighted average remaining end
  of period contractual life (in years)          2.7          3.2           3.7
Weighted average fair value of
  options granted during period           $     5.98   $     1.76           N/A

The following summary shows, for the price ranges indicated, the weighted average exercise price for outstanding options, all of which are exercisable, and the remaining contractual life of options granted under the 1993 Director
Plan:


                                            1996                  1995                 1994
                                            ----                  ----                 ----
Range of exercise prices               Shares     Price      Shares    Price       Shares     Price
---------------------------------      ------   --------     ------   --------     ------   --------
Weighted average exercise price
   for options outstanding
  (all of which are exercisable):
$4.00 - $6.50                          30,000   $   5.25     30,000   $   5.25     18,000   $   6.50
$6.51 - $9.00                          16,000       8.56     16,000       8.56     16,000       8.56
$9.01 - $13.38                         18,000      13.38       --         --         --         --
Weighted average remaining
  contractual life (in years):
$4.00 - $6.50                          30,000        2.7     30,000        3.7     18,000        4.2
$6.51 - $9.00                          16,000        1.2     16,000        2.2     16,000        3.2
$9.01 - $13.38                         18,000        4.2       --         --         --         --

The weighted average fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model and the following assumptions:


                                1996            1995
                                ----            ----
Dividend rate                      0%             0%
Expected volatility               78%            74%
Risk-free interest rate         5.67%          5.97%
Expected life (in years)         2.0            2.0

     Other Stock Option Plans

The Director Stock Option Plan, adopted in 1991, ("1991 Director Plan") for nonemployee directors of the Company authorized the granting of nonqualified options to acquire 50,000 shares of common stock at a price not less than fair market value on date of grant. During 1996, 1995, and 1994, no options were granted, exercised, or canceled. As of December 31, 1996, 6,000 options remained outstanding and exercisable at $11.00 to $13.38 per share.

Upon approval of the 1991 Plan, authority of the Board of Directors to grant incentive and nonqualified stock options under the 1985 Stock Option Plan expired. During 1996, 6,410 options were exercised (at $.78 per share) and 3,910 options were canceled. As of December 31, 1996, no options remained outstanding under the 1985 Stock Option Plan.

     Employee Stock Purchase Plan

In December 1991, the Board of Directors adopted an Employee Stock Purchase Plan, effective for the plan year beginning January 1, 1992. Under the plan, the Company is authorized to issue up to 200,000 shares of common stock to its fulltime employees, nearly all of whom are eligible to participate. Under terms of the plan, employees can have from 2% to 5% of their salary withheld to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of its beginning-of-the-year or end-of-year market price. Under the plan, the Company issued 24,522, 22,027 and 31,438 shares during the years ended December 31, 1996, 1995, and 1994, respectively, relating to employee withholdings from the preceding years.

     Stock-Based Compensation Plans

The Company accounts for its stock-based compensation plans under APB 25, under which no compensation expense is recognized, as all options have been granted at an exercise price equal to the fair market value of the Company's common stock on the date of grant. Effective in 1995, the Company adopted the disclosure option of SFAS 123 whereby pro forma earnings and earnings per share information must be disclosed as if compensation expense had been recognized
over the vesting period of stock options.   For SFAS 123 purposes, the fair
value of each option grant and stock purchase right has been estimated as of the date of grant using the Black-Scholes option pricing model and assumptions described above.

Using these assumptions, the fair value of the stock options granted in 1996 and 1995 was estimated to be approximately $1,209,000 and $1,239,000, respectively, which, under SFAS 123, would be amortized as compensation expense over the vesting period of the options. Had compensation cost been recorded consistent with SFAS 123 utilizing the assumptions detailed above, the Company's pro forma net earnings (loss) and net earnings (loss) per share would have been as follows for the years ended December 31 (in thousands, except per share data).

                                           1996        1995
                                           ----        ----
Net earnings (loss):
As reported                            $   (361) $    2,277
Pro forma                                  (541)      1,828

Net earnings (loss) per common and
common equivalent share:
As reported                            $  (0.05) $     0.36
Pro forma                                 (0.07)       0.29

     401(k) Plan

In 1985, the Company established The Fischer Imaging Employee Capital Accumulation Plan, which is governed by Section 401(k) of the Internal Revenue Code. Employees with a minimum of six months of service are eligible for the plan. The Company makes discretionary contributions which vest over a four-year period. Total Company contributions were approximately $0, $120,000, and $0, for the years ended December 31, 1996, 1995, and 1994, respectively.


     Incentive Compensation Plan

The Company has an incentive compensation plan under which management employees, including the Company's executive officers, receive cash bonuses. The amounts of such bonuses are determined based upon the Company's sales growth, profitability, and employees' performances as compared to performance objectives established by the Board of Directors. During the years ended 1996, 1995, and 1994, the Company accrued bonuses of approximately $0, $110,000, and $144,000, respectively, under this plan.


(9) RELATED PARTY TRANSACTIONS

The Company leases its manufacturing and administrative facility from JN Properties (a general partnership whose partners include the Company's chairman/chief executive officer and another stockholder/director of the Company). The lease, which expires in July 2012, provides for adjustments of base rent in 1995, 2000, 2005, and 2010, based on the then fair market rental value of the premises. The increases are subject to a 7% maximum increase in each adjustment year. Effective January 1, 1996, the annual rent increased from $696,000 to $744,000. All taxes, insurance, and maintenance expenses of the facility are the responsibility of the Company.

In the second quarter of 1995, the Company issued 1,333,333 shares of Series D Convertible Preferred Stock to GEMS (see Note 7), currently representing a 16% ownership interest in the Company. GEMS is also a significant customer, providing revenues to the Company of approximately $10.0 million or 12.9% and $7.9 million or 10.3% of total revenues, in 1996 and 1995, respectively.

(10) FOREIGN OPERATIONS

The Company operates in a single industry segment with operations in the U.S., Europe, and Australia. The following is a summary of the Company's foreign operations (in thousands):

                                          1996          1995          1994
                                       ----------    ----------    ----------
Revenues:
  U. S. Operations:
    Domestic                           $   61,087    $   58,548    $   56,267
    Export (primarily Europe)              11,041        13,939         9,958
  Foreign Operations:
    Europe                                  2,482         2,829         1,399
    Australia                               2,898         1,434           849
  Transfers between geographic areas        4,123         2,796         1,634
  Eliminations                             (4,123)       (2,796)       (1,634)
                                       ----------    ----------    ----------
  Total                                $   77,508    $   76,750    $   68,473
                                       ==========    ==========    ==========
Earnings (loss) from operations:
  U.S                                  $      841    $    3,629    $   (3,293)
  Europe                                     (569)         (682)         (674)
  Australia                                  (122)         (103)         (323)
  Eliminations                               (100)           50           (47)
                                       ----------    ----------    ----------
  Total                                $       50    $    2,894    $   (4,337)
                                       ==========    ==========    ==========
Identifiable Assets:
  U.S                                  $   63,105    $   56,924    $   47,544
  Europe                                    1,581         2,214         1,667
  Australia                                 1,797         1,062           885
  Eliminations                             (6,051)       (4,550)       (3,207)
                                       ----------    ----------    ----------
  Total                                $   60,432    $   55,650    $   46,889
                                       ==========    ==========    ==========

Transfers between geographic areas are recorded on the basis of intercompany prices established by the Company.


(11) INVESTMENTS AND ACQUISITIONS

     Tetrad Corporation

The Company owns 526,191 shares of common stock of Tetrad Corporation ("Tetrad"), an interoperative diagnostic ultrasound system manufacturer. The shares, which are not readily marketable, were acquired in a March 1993 purchase. The investment is accounted for at cost, which, including the Company's participation in a 1995 bridge financing, amounts to $550,000 as of December 31, 1996. During September 1995, due to continuing softness in the market for minimally invasive surgical equipment , Tetrad was reorganized. The terms of the reorganization included the surrender of shares held by all outside investors other than the Company and voluntary reduction in bank debt in exchange for an equity interest. The Company's ownership position remainded approximately the same as a result of the reorganization. The Company believes that development contracts should provide Tetrad with the financial capacity to continue the development and commercialization of its technology base. Therefore, although near term developments could prove otherwise, the Company believes its investment in Tetrad is not impaired and, accordingly, has not provided any reserve for the possible reduction in the long-term value of its investment.

     Fischer Midwest Minority Interest

During the first quarter of 1996, the Company acquired the 45% minority interest of Fischer Imaging Midwest, Inc., its domestic marketing subsidiary, in exchange for shares of the Company's stock. The Company accounted for this transaction as a purchase, acquiring the minority interest with a net book value of approximately $331,000, and recording goodwill of approximately $270,000, which will be amortized on a straight-line basis over 15 years.

(12) COMMITMENTS AND CONTINGENCIES

The Company leases buildings (Note 9) and equipment under various operating lease agreements which provide for the following minimum future lease payments (in thousands):

          1997         $1,747
          1998          1,671
          1999          1,587
          2000          1,596
          2001          1,633
          Thereafter    8,328
                       -------
            Total     $16,562
                      =======


Total rent expense was $1,825,000, $1,705,000, and $1,635,000 in 1996, 1995,
and 1994, respectively.

The Company is subject to periodic inspections by the Food and Drug Administration ("FDA") whose primary purpose is to audit the Company's compliance with Good Manufacturing Practices ("GMPs"), which include testing, quality control and documentation procedures. In March 1995, the Company was issued a Warning Letter concerning documentation and other deficiencies at its Denver facility. The Company rectified these deficiencies and resolved the matter with the FDA in June 1995. In September 1995, the Company received a Warning Letter from the FDA with respect to documentation and other deficiencies at its Chicago facility. The Company corrected these deficiencies, obtained third-party certification of its corrections, and was notified by the FDA that these actions resolved the matter.

In December 1996, following an inspection, the FDA issued Inspectional Observations Form 483 ("Form 483") regarding manufacturing practices at its Denver facility. Subsequently, the FDA issued a warning letter concerning deficiencies noted during the December 1996 inspection. The FDA has requested a written response to the Warning Letter by early April 1997 regarding the Company's planned corrective actions and, by August 1, 1997, a favorable third-party certification of the Company's manufacturing and quality systems. Until oustanding GMP concerns are resolved, the Company will be unable to receive an award of a federal government contract or new marketing or export clearance for products manufactured at its Denver facility. Failure to correct the noted deviations, to obtain third-party certification , and/or other ongoing FDA concerns could also result in FDA enforcement actions which could include, among other things, seizure, injunction, and/or ciminal or civil proceedings being initiated without further notice. The Company also expects separate correspondance from the Center for Device Evaluation and Research ("CDRH") regarding violations of the Electronic Product Radiation Control Performance Standard. The Company believes that it will be able to correct the deficiencies noted in the Form 483, the FDA Warning Letter, and the anticipated communication from the CDRH, although no assurance can be given that the corrections can be accomplished in a timely manner, if at all. Although the Company strives to operate within the requirements imposed by the FDA, there can be no assurances that these deficiencies can be corrected or that the Company will be able to satisfy FDA compliance concerns in the future. These ongoing compliance reviews and/or related delays in future product clearances could have a material adverse effect on the Company.

The Company has entered into an agreement with a vendor for the development and production of certain components to be used in one of the Company's new products. In order to retain exclusive rights to the technology developed, the Company must order a minimum quantity of units or pay approximately $680,000. Should the minimum quantity be ordered, the total commitment through 1999 would approximate $7.7 million.

In the normal course of business, the Company enters into various long-term commitments with vendors to provide customized materials for use in the Company's products. Purchase commitments under these agreements approximate $1.1 million at December 31, 1996.

In December 1995, the Board of Directors adopted a Retention Bonus Plan (the "Plan"). Under the Plan, the Company will vest all options to purchase shares of Common Stock and will make payments to executive officers and other key employees of the Company (the "Participants") in the event of a change of control of the Company. A "change of control" under the Plan is defined to include acquisition of 35% or more of the Company's outstanding Common Stock, certain changes in the composition of the Board of Directors, a consolidation or merger in which the Company is not the surviving corporation, the sale or other transfer of 50% or more of the assets or earnings power of the Company, the adoption of a plan of liquidation or dissolution of the Company, or certain other similar events. Payments made to a Participant under the Plan will not exceed an amount equal to his or her annual base salary in effect immediately prior to the change of control. The Participants, which presently include the executive officers of the Company, are selected by the Board of Directors, who may select additional Participants in the future.

The Company is also actively contesting various lawsuits in which it has been named as defendant. In management's opinion, the effect of these disputes, if any, will not have a significant effect on the accompanying consolidated financial statements.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                             (Amounts in thousands)


                                Balance at    Charges                 Balance at
                                Beginning   (Credits)to                End of
         Description             of Year      Expense     Deductions     Year
         -----------            ----------  -----------   ----------    --------
Year ended December 31, 1994
accounts receivable
allowances                        $  919      $  246       $ (269)      $  896

Year ended December 31, 1995
accounts receivable
allowances                           896        (494)          47          449

Year ended December 31, 1996
accounts receivable
allowances                           449         358         (166)         641

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not Applicable.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required by this Item is incorporated by reference to the Company's 1997 Proxy Statement to be filed on or prior to April 30, 1997.

ITEM 11.  EXECUTIVE COMPENSATION

          The information required by this Item is incorporated by reference to the Company's 1997 Proxy Statement to be filed on or prior to April 30, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required by this Item is incorporated by referen ce to the Company's 1997 Proxy Statement to be filed on or prior to April 30, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this Item is incorporated by reference to the Company's 1997 Proxy Statement to be filed on or prior to April 30, 1997.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K


(a) Documents filed as part of this report:

     1.   Financial Statements.

               See page F-0 of this Form 10-K.

     2.   Financial Statement Schedules.

               See page F-0 of this Form 10-K.

     3.   Exhibits.

               The following are filed as part of this report:


EXHIBIT
NUMBER              DESCRIPTION OF EXHIBIT
-------  ----------------------------------------------------------------------
 3.1      Certificate of Incorporation of the Company (1)

 3.2      Bylaws of the Company (1)

 4.1 Amended and Restated Rights Agreement, dated as of November 3, 1994, between the Company and American Securities Transfer, Inc. which includes the Certificate of Designation for the Series C Junior
          Participating Preferred Stock as Exhibit A and the form of Right
          Certificate as Exhibit B (8)

 4.2      Certificate of Designation for the Series D Convertible Preferred
          Stock (8)

10.1 Works Contract and Manufacturing Agreement, dated October 28, 1988, between the Company and Storz Medical AG, as amended on January 21, 1991.(2)

10.2      Agreement, dated October 5, 1990, between the Company and Dornier
          Medizintechnik GmbH (1)

10.3      Cooperative Research and Development Agreement, dated September 24,
          1993, between the Company and The Regents of the University of California (7)

EXHIBIT
NUMBER             DESCRIPTION OF EXHIBIT
-------  ---------------------------------------------------------------------
10.4      Purchase Agreement, dated October 2, 1993, between the Company and
          Varian Associates Inc. (6)

10.5      Purchase Agreement, dated August 29, 1994, between the Company and
          General Electric Company on behalf of GE Medical Systems (8)

10.6 Royalty Agreement, dated as of April 18, 1980, between the Company and Jesse T. Littleton, M.D. (1)

10.7      Nonemployee Director Stock Option Plan (5)

10.8      Stock Option Plan (1)

10.9      Employee Stock Purchase Plan (3)

10.10     Retention Bonus Plan (7)

10.11 Lease Agreement, dated as of June 12, 1992, between the Company and the Teachers' Retirement System of the State of Illinois (6)

10.12     Lease Agreement, dated July 31, 1992, between the Company and JN
          Properties (4)

10.13     Stock Purchase Agreement, dated as of June 20, 1995, between the
          Company and General Electric Company, acting through its GE Medical
          Systems Division ("GEMS") (8)

10.14     Registration Rights Agreement, dated as of June 20, 1995, between the
          Company and GEMS (8)

10.15 Manufacturing and License Agreement, dated as of June 20, 1995, between the Company and GEMS (8)

10.16 Amendment, dated as of June 20, 1995, to Purchase Agreement, dated as of August 29, 1994, between the Company and GEMS (8)

   23     Consent of Arthur Andersen LLP (9)

   27     Financial Data Schedule (9)

(1) Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 33-41537, as filed with the Securities and Exchange Commission (the "Commission") on July 3, 1991.

(2) Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 33-41537, as filed with the Commission on July 18, 1991.

(3) Incorporated by reference to the Company's Registration Statement on Form S-8, File No. 33-44599, as filed with the Commission on December 3, 1991.

(4) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1992, as filed with the Commission.

(5) Incorporated by reference to the Company's Registration Statement on Form S-8, File No. 33-64032, as filed with the Commission on June 8, 1993.

(6) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1993, as filed with the Commission.

(7) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1994, as filed with the Commission on April 14, 1995.

(8) Incorporated by reference to the Company's Form 8-K, as filed with the Commission on July 3, 1995.

(9)       Filed herewith.

b)        Reports on Form 8-K

          None

(c)       Exhibits

          See Item 14(a)(3) of this Form 10-K.

(d)       Financial Statement Schedules

          See F-0 of this Form 10-K.

                                  SIGNATURES


                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     Fischer Imaging Corporation



Date:   March 28, 1997               By:    /S/ Morgan W. Nields
                                        --------------------------------
                                          Morgan W. Nields
                                          Chairman of the Board, Chief Executive
                                          Officer, and Director


                Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.


/S/ Morgan W. Nields                            Chairman of the Board,                  March 28, 1997
-------------------------------                 Chief Executive Officer,
Morgan W. Nields                                Principal Executive Officer

/S/ James A. Newcomb                            Chief Financial Officer,                 March 28, 1997
-------------------------------                 Principal Financial Officer and
James A. Newcomb                                Accounting Officer

/S/ David G. Bragg, M.D.                        Director                                 March 28, 1997
-------------------------------
David G. Bragg, M.D.

                                                Director
-------------------------------
Thomas J. Cable

/s/ Kinney L. Johnson                           Director                                 March 28, 1997
-------------------------------
Kinney L. Johnson

/S/Frank W. T. LaHaye                           Director                                 March 28, 1997
-------------------------------
Frank W. T. LaHaye

/S/Lawrence A. Lehmkuhl                         Director                                 March 28, 1997
-------------------------------
Lawrence A. Lehmkuhl


                              INDEX TO EXHIBITS

EXHIBIT
NUMBER              DESCRIPTION
-------  ----------------------------------------------------------------------
 3.1      Certificate of Incorporation of the Company (1)

 3.2      Bylaws of the Company (1)

 4.1 Amended and Restated Rights Agreement, dated as of November 3, 1994, between the Company and American Securities Transfer, Inc. which includes the Certificate of Designation for the Series C Junior
          Participating Preferred Stock as Exhibit A and the form of Right
          Certificate as Exhibit B (8)

 4.2      Certificate of Designation for the Series D Convertible Preferred
          Stock (8)

10.1 Works Contract and Manufacturing Agreement, dated October 28, 1988, between the Company and Storz Medical AG, as amended on January 21, 1991.(2)

10.2      Agreement, dated October 5, 1990, between the Company and Dornier
          Medizintechnik GmbH (1)

10.3      Cooperative Research and Development Agreement, dated September 24,
          1993, between the Company and The Regents of the University of California (7)

10.4      Purchase Agreement, dated October 2, 1993, between the Company and
          Varian Associates Inc. (6)

10.5      Purchase Agreement, dated August 29, 1994, between the Company and
          General Electric Company on behalf of GE Medical Systems (8)

10.6 Royalty Agreement, dated as of April 18, 1980, between the Company and Jesse T. Littleton, M.D. (1)

10.7      Nonemployee Director Stock Option Plan (5)

10.8      Stock Option Plan (1)

10.9      Employee Stock Purchase Plan (3)

10.10     Retention Bonus Plan (7)

10.11 Lease Agreement, dated as of June 12, 1992, between the Company and the Teachers' Retirement System of the State of Illinois (6)

10.12     Lease Agreement, dated July 31, 1992, between the Company and JN
          Properties (4)

10.13     Stock Purchase Agreement, dated as of June 20, 1995, between the
          Company and General Electric Company, acting through its GE Medical
          Systems Division ("GEMS") (8)

10.14     Registration Rights Agreement, dated as of June 20, 1995, between the
          Company and GEMS (8)

10.15 Manufacturing and License Agreement, dated as of June 20, 1995, between the Company and GEMS (8)

10.16 Amendment, dated as of June 20, 1995, to Purchase Agreement, dated as of August 29, 1994, between the Company and GEMS (8)

   23     Consent of Arthur Andersen LLP (9)

   27     Financial Data Schedule (9)

(1) Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 33-41537, as filed with the Securities and Exchange Commission (the "Commission") on July 3, 1991.

(2) Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 33-41537, as filed with the Commission on July 18, 1991.

(3) Incorporated by reference to the Company's Registration Statement on Form S-8, File No. 33-44599, as filed with the Commission on December 3, 1991.

(4) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1992, as filed with the Commission.

(5) Incorporated by reference to the Company's Registration Statement on Form S-8, File No. 33-64032, as filed with the Commission on June 8, 1993.

(6) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1993, as filed with the Commission.

(7) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1994, as filed with the Commission on April 14, 1995.

(8) Incorporated by reference to the Company's Form 8-K, as filed with the Commission on July 3, 1995.

(9)       Filed herewith.