Form 10-Q
period 1997-03-31
FISCHER IMAGING CORP
filed 1997-05-15
CIK 750901

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For The Quarter Ended March 31, 1997


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

       Registrant's telephone number, including area code: (303) 452-6800


Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing
requirements for the past 90 days.    Yes X   No
                                         ---     ---
                                                      Shares Outstanding as of
      Title of Class                                       March 31, 1997
------------------------------                        ------------------------

Common Stock,  $0.01 par value                             6,941,798

                           FISCHER IMAGING CORPORATION


                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                                         PAGE



         Item 1.  Consolidated Financial Statements

                  Consolidated Balance Sheets -
                  March 31, 1997 and December 31, 1996                   3

                  Consolidated Statements of Operations -
                  Three months ended  March 31, 1997 and 1996            4

                  Consolidated Statements of Cash Flows -
                  Three months ended  March 31, 1997 and  1996           5

                  Notes to Consolidated Financial Statements             6


         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    9


PART II. OTHER INFORMATION



         Item 6.  Exhibits and Reports on Form 8-K                      14

                           FISCHER IMAGING CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands except share data)

                                                                                                  March 31,    December 31,
                                                                                                    1997           1996
                                                                                                 -----------   -------------

                                                                 ASSETS                          (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                                     $   5,335      $   3,289
    Trade accounts receivable, net of allowance for doubtful accounts of approximately $670 and $641 at March 31, 1997 and
       December 31, 1996, respectively                                                               12,985         18,600
    Inventories                                                                                      21,375         23,692
    Deferred income taxes                                                                             2,267          2,267
    Prepaid expenses and other current assets                                                         1,265          1,289
                                                                                                    -------        -------
              Total current assets                                                                   43,227         49,137
                                                                                                    -------        -------

PROPERTY AND EQUIPMENT (at cost):
    Manufacturing equipment                                                                           8,830          8,198
    Office equipment and leasehold improvements                                                       5,147          4,666
                                                                                                    -------        -------
                                                                                                     13,977         12,864
    Less- Accumulated depreciation and amortization                                                   8,556          8,294
                                                                                                    -------        -------
              Property and equipment, net                                                             5,421          4,570
                                                                                                    -------        -------

INTANGIBLE ASSETS, net                                                                                4,147          4,327
DEFERRED INCOME TAXES                                                                                   346            346
DEFERRED COSTS AND OTHER ASSETS                                                                       1,894          2,052
                                                                                                    -------        -------
              TOTAL ASSETS                                                                        $  55,035      $  60,432
                                                                                                    =======        =======

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
    Trade accounts payable                                                                        $   3,443      $   5,155
    Notes payable and current maturities of long-term debt                                              274            283
    Accrued salaries and wages                                                                        2,227          2,160
    Deferred service revenue                                                                            830            805
    Other current liabilities                                                                         3,433          3,587
                                                                                                    -------        -------
              Total current liabilities                                                              10,207         11,990

LONG-TERM DEBT                                                                                           83            149

OTHER NONCURRENT LIABILITIES                                                                            489            488
                                                                                                    -------        -------
              TOTAL LIABILITIES                                                                      10,779         12,627
                                                                                                    -------        -------

STOCKHOLDERS' INVESTMENT:
    Common Stock, $.01 par value, 25,000,000 shares authorized, 6,941,798 and 6,920,335 shares issued and outstanding at March 31, 1997 and
       December 31, 1996, respectively                                                                   69             69
    Preferred Stock, 5,000,000 shares authorized:
       Series C Junior Participating Preferred Stock, $.01 par value, 500,000 shares
          authorized, no shares issued and outstanding                                                    -              -
       Series D Convertible Preferred Stock, $.01 par value, 1,333,333 shares authorized, issued and outstanding at March 31, 1997 and
          December 31, 1996; liquidation preference of $10,000,000                                       13             13
    Additional paid-in capital                                                                       49,203         49,093
    Accumulated deficit                                                                              (5,267)        (1,388)
    Cumulative translation adjustment                                                                   238             18
                                                                                                    -------        -------
              TOTAL STOCKHOLDERS' INVESTMENT                                                         44,256         47,805
                                                                                                    -------        -------
              TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                                       $ 55,035      $  60,432
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

                           FISCHER IMAGING CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands except per share data)
                                   (Unaudited)

                                                                    Three Months Ended
                                                            ---------------------------------
                                                              March 31,            March 31,
                                                                1997                 1996
                                                             -----------          -----------
NET REVENUES                                                 $ 12,302             $ 20,073

COST OF SALES                                                   8,552               11,588
                                                               ------              -------
             Gross profit                                       3,750                8,485

OPERATING EXPENSES:
      Research and development                                  1,512                1,464
      Selling, marketing and service                            4,676                4,358
      General and administrative                                1,161                1,131
                                                               ------              -------
                    Total operating expenses                    7,349                6,953
                                                               ------              -------

(LOSS) EARNINGS FROM OPERATIONS                                (3,599)               1,532

      Interest expense                                            (73)                (220)
      Interest income                                              61                    9
      Other (expense) income, net                                (268)                 102
                                                               ------              -------
(LOSS) EARNINGS BEFORE INCOME TAXES                            (3,879)               1,423
      Provision for income taxes                                   --                  350
                                                               ------              -------
NET (LOSS) EARNINGS                                          $ (3,879)            $  1,073
                                                               ======              =======

NET (LOSS) EARNINGS PER COMMON AND
COMMON EQUIVALENT SHARE                                      $   (.47)            $   0.15
                                                               ======              =======

WEIGHTED AVERAGE COMMON
AND COMMON EQUIVALENT
SHARES OUTSTANDING                                             8,275                 7,211
                                                               ======              =======







   The accompanying notes are an integral part of these financial statements.

                           FISCHER IMAGING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                                 Three Months Ended
                                                                                              -------------------------
                                                                                              March 31,       March 31,
                                                                                                1997             1996
                                                                                              ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net (loss) earnings                                                                  $    (3,879)    $    1,073
                                                                                             ----------      ---------
       Adjustments to reconcile net (loss) earnings to net cash
       provided by (used in) operating activities-
          Depreciation                                                                              440            386
          Amortization of intangible assets                                                         180            187
          Provision for doubtful accounts                                                             2             29
          Sales and retirements of assets                                                            30             (7)
          Other changes in current assets and liabilities-
              Decrease in trade accounts receivable                                               5,613            738
              Decrease (Increase) in inventories                                                  2,317         (1,955)
              Decrease in deferred income taxes                                                      --            159
              Decrease (Increase) in prepaid expenses and other current assets                       24           (327)
              Decrease (Increase) in deferred costs and other assets                                158           (176)
              Decrease in disbursements in transit                                                   --           (363)
              Decrease in trade accounts payable                                                 (1,712)          (646)
              Increase in accrued salaries and wages                                                 67             55
              Increase (Decrease) in deferred service revenue                                        25           (255)
              Decrease in other current liabilities                                                (154)          (319)
          Other                                                                                       1            (18)
                                                                                             ----------      ---------
                 Total adjustments                                                               (6,991)        (2,512)
                                                                                             ----------      ---------
                 Net cash provided by (used in) operating activities                              3,112         (1,439)
                                                                                             ----------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                                                                      (1,321)          (407)
       Other                                                                                         --            (48)
                                                                                             ----------      ---------
                  Net cash used in investing activities                                          (1,321)          (455)
                                                                                             ----------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from sales of common stock                                                          110            369
       Net borrowings under line of credit agreement                                                 --          1,327
       Repayments of long-term debt                                                                 (75)          (219)
                                                                                             ----------      ---------
                  Net cash provided by financing activities                                          35          1,477
                                                                                             ----------      ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                              220             29
                                                                                             ----------      ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                              2,046           (388)
CASH AND CASH EQUIVALENTS, beginning of period                                                    3,289            968
                                                                                             ----------      ---------
CASH AND CASH EQUIVALENTS, end of period                                                    $     5,335     $      580
                                                                                             ==========      =========

   The accompanying notes are an integral part of these financial statements.

                           FISCHER IMAGING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. GENERAL

In the opinion of management, the accompanying unaudited consolidated balance sheets and statements of operations and cash flows contain all adjustments, consisting only of normal recurring items, necessary to present fairly the financial position of Fischer Imaging Corporation (the "Company") at March 31, 1997, its results of operations for the three months ended March 31, 1997 and 1996 and cash flows for the three months ended March 31, 1997 and 1996.

The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by generally accepted accounting principles. The financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest annual report on Form 10-K for the year ended December 31, 1996.

The Company typically closes its first three fiscal quarters as of the Sunday closest to the end of March, June and September. In 1997, to more evenly distribute the days between quarters, the first three fiscal quarters are being closed as of the Monday closest to the end of the respective months, or March 31, June 30, and September 29, respectively.

2. INVENTORIES

Inventories include costs of materials, direct labor and manufacturing overhead. Inventories are priced at the lower of cost (using primarily the last-in, first-out ("LIFO") method of valuation) or market. Writedowns for excess or obsolete inventories are charged to expense in the period in which conditions giving rise to the writedowns are first recognized.

Inventories consisted of the following components (in thousands):

                                              March 31,           December 31,
                                                1997                  1996
                                           ----------------   ------------------
FIFO cost-
     Raw materials                           $ 14,023              $ 16,244
     Work in process and finished goods        13,268                13,467
LIFO valuation adjustment                        (893)                 (893)
                                               ------                ------
     Total before valuation reserves           26,398                28,818
Less valuation reserves                        (5,023)               (5,126)
                                               ------                ------
Inventories, net                             $ 21,375              $ 23,692
                                               ======                ======

3.  OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following (in thousands):

                                              March 31,           December 31,
                                                1997                  1996
                                           ----------------   ------------------

Customer  deposits                           $  1,400              $  1,058
Accrued warranty and  installation costs        1,333                 1,408
Other                                             700                 1,121
                                               ------                ------
Total other current liabilities              $  3,433              $  3,587
                                                =====                 =====

4. NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consisted of the following (in thousands):


                                               March 31,          December 31,
                                                 1997                 1996
                                            ----------------   -----------------

Capitalized lease obligations                 $    310             $     382
Other                                               47                    50
                                                -------               -------
                                                   357                   432
Less--Current maturities                          (274)                 (283)
                                                -------               -------
Long-term debt                                $     83             $     149
                                                =======               =======

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

6.  NET EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

Net earnings (loss) per share is computed based on the weighted average number of common and convertible preferred shares and, if dilutive, other common equivalent shares outstanding during each of the periods. The Company uses the treasury stock method for determining the effect of outstanding stock options on earnings per share.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings per Share", which is to be effective December 15, 1997. This statement establishes standards for computing and presenting earnings per share. Had this statement been adopted as of March 31, 1997, (loss) earnings per share would have been as follows:
                                             March 31,            March 31,
                                               1997                 1996
                                         ------------------   ------------------

Basic (loss) earnings per share               $(.56)                $.18
Diluted (loss) earnings per share              (.47)                 .15


7.  FISCHER MIDWEST MINORITY INTEREST

During the first quarter of 1996, the Company acquired the 45% minority interest of Fischer Imaging Midwest, Inc., its domestic marketing subsidiary, in exchange for shares of the Company's stock. The Company accounted for this transaction as a purchase, acquiring the minority interest with a net book value of approximately $331,000 and recording goodwill of approximately $270,000, which will be amortized on a straight-line basis over 15 years.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of results of operations and financial condition contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "expects", "anticipates", "plans", "estimates", and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements include statements about the size and growth of the Company's markets, the Company's future operating results including revenues and expenses, the success of its cost-cutting measures, the effects of outsourcing and transferring certain production from the Company's Addison, Illinois facility, sales under its OEM agreements and otherwise, marketing arrangements for its Mammotest products and other products, development of new products, submissions to the FDA and receipt of FDA approvals and clearances, resolutions of deficiencies noted by the FDA, the availability of sources of liquidity and capital financing, and other matters. These forward-looking statements involve risks and uncertainties. The actual results that the Company achieves may differ materially from those discussed in such forward-looking statements due to the risks and uncertainties described in this Form 10-Q, in the Business section of the Company's Form 10-K for the year ended December 31, 1996 (the "Form 10-K") under the "Risks Associated with OEM Agreements", "Risks of Technological Change and New Products", "Risks of New Product Development and Market Acceptance", "Manufacturing and Operating Risks", "Government Regulation", and "Product Liability, Market Withdrawal, and Product Recalls" headings, in the Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") section of the Form 10-K and elsewhere in the Form 10-K, as well as in the "Risk Factors" section of the Company's Registration Statement on Form S-2 that was declared effective on June 27, 1996.

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

The Company experienced substantial losses for the three months ended March 31, 1997 and break-even operating results in 1996, with losses in the second half of the year. The Company cannot predict when it will return to profitability, although it has taken significant steps to reduce costs and improve sales during 1997. Improvement in the Company's results of operations will depend on many factors including, among other things, demand for the Company's products and the ability of the Company to maintain or increase gross margins, control manufacturing and other costs, enter into distribution agreements for its Mammotest products and other products, implement its marketing and sales strategies in the United States and internationally, maintain orders under OEM agreements, renew OEM agreements on favorable terms and develop and introduce new products that compete successfully.
                                        8

The Company experienced decreases in the sales of its Mammotest systems in the first quarter of 1997. Sales of Mammotest systems during the last six months of 1996 were flat when compared to the comparable six month period of 1995. The Company is facing, and expects to continue to face, aggressive and successful competition within the surgical stereotactic core needle breast biopsy market from U.S. Surgical Corporation. The Company may not regain momentum in this market until it enters into a distribution partnership that adequately addresses this market.

The Company also experienced significantly lower sales under its OEM arrangements during the fourth quarter of 1996 and the first quarter of 1997 than in comparable prior periods, primarily due to decreased shipments of Tilt-C systems to GE Medical Systems.

The Company believes that improving factory utilization and further reducing operating expenses will be key elements in its efforts to return to acceptable levels of profitability. The Company intends to seek, through outsourcing and transferring the production of certain components of its products during the upcoming quarters, to significantly reduce production at its Addison, Illinois facility as a means of reducing its overall manufacturing costs. However, due to the potential severance and other expenses associated with outsourcing and transferring production, as well as other factors, there can be no assurance as to the timing or ultimate success of such efforts.

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

The Company is subject to periodic inspections by the Food and Drug Administration ("FDA") whose primary purpose is to audit the Company's compliance with Good Manufacturing Practices ("GMPs"), which include testing, quality control and documentation procedures. Following a December 1996 inspection, the FDA issued Inspectional Observations Form 483 ("Form 483") and a Warning Letter regarding manufacturing practices at its Denver facility. As requested, the Company has responded to the Warning Letter regarding planned corrective actions. By August 1, 1997, the Company must also obtain third-party certification of the Company's manufacturing and quality systems. Until outstanding GMP concerns are resolved, the Company will be unable to receive an award of a federal government contract or new marketing or export clearance for products manufactured at its Denver facility. Failure to correct the noted deviations, to obtain third-party certification, and/or other ongoing FDA concerns could also result in FDA enforcement actions which could include, among other things, seizure, injunction, and/or criminal or civil proceedings being initiated without further notice. The Company has also received a Non-Compliance Declaration from the Center for Device Evaluation and Research ("CDRH") regarding violations of the Electronic Product Radiation Control Performance Standard. The Company has responded to the Non-Compliance Declaration describing planned corrective actions as to some matters and requesting exemption as to others. The Company believes that it will be able to correct the deficiencies noted in the Form 483, the FDA Warning Letter, and the CDRH Non-Compliance Declaration, although no assurance can be given that the corrections can be accomplished in a timely manner, if at all.

Although the Company strives to operate within the requirements imposed by the FDA, there can be no assurances that these deficiencies can be corrected or that the Company will be able to satisfy FDA compliance concerns in the future. These ongoing compliance reviews and/or related delays in future product clearances could have a material adverse effect on the Company.

RESULTS OF OPERATIONS

The Company's net revenues and net loss were $12,302,000 and $3,879,000, respectively, for the first quarter of 1997, as compared to revenues of $20,073,000 and net earnings of $1,073,000 for the first quarter of 1996. The most significant factor in the decline in revenues as compared to the first quarter of 1996 was a greater than 50% decline in OEM shipments, principally sales of Tilt-C systems to GE Medical Systems. Sales of Mammotest breast biopsy systems also declined, as did shipments of general and specialty purpose x-ray systems. The Company's operating results for the first quarter were negatively affected by these decreased sales and by lower absorption of its fixed manufacturing costs, which declined primarily as a result of lower levels of production activity in anticipation of lower shipments and as a result of planned reductions in inventory levels. See "Overview" for a further discussion of the recent decline in the Company's sales and the Company's efforts to reduce its manufacturing costs.

The following table sets forth the percentage of net revenues represented by certain data included in the Company's statements of operations for the periods indicated:

                                               Three Months Ended
                                      -------------------------------------
                                          March 31,            March 31,
                                            1997                 1996
                                          ---------            ---------

    Net revenues                            100.0 %             100.0 %

    Gross profit                             30.5                42.3

    Research and development                 12.3                 7.3

    Selling, marketing and service           38.0                21.7

    General and administrative                9.4                 5.6

    (Loss) Earnings from operations         (29.3)                7.6

    Provision for income taxes                 --                 1.7

    Net (loss) earnings                     (31.5)                5.3


Net Revenues. First quarter net revenues were $12,302,000, a decrease of 39% from first quarter 1996 net revenues of $20,073,000. The Company's decrease in revenues for the three months ended March 31, 1997 compared to the same period in 1996 principally reflects a strong decrease in OEM shipments (primarily the Tilt-C system sold to GE Medical Systems) but also a significant reduction in sales of Mammotest systems, sold through direct and dealer channels, as well as reductions in general and specialty purpose x-ray systems. For the three months ended March 31, 1997, international revenues were approximately 30% lower than the comparable three months of 1996, principally due to the impact of the strong dollar on export sales to Europe.

Gross Profit. For the first quarter of 1997, gross profit expressed as a percentage of net revenues was 30.5%, as compared to the 42.3% for the first quarter of 1996. The decline in gross profit as a percentage of revenues was due to an increase in unfavorable manufacturing variances, as a result of a substantial decline in production caused by the reduction in OEM and other shipments and by the Company's successful efforts to reduce inventory levels. The effects of increased unfavorable manufacturing variances were partly offset by a shift in product mix from OEM shipments to proprietary products and service revenues, which generally have higher margins.

Research and Development Expenses. Research and development expenses for the first quarter of 1997 and 1996 were $1,512,000 and $1,464,000, respectively. The higher level of research and development expenses over last year is primarily attributable to engineering efforts temporarily assigned to product enhancement and other production activities in the first quarter of 1996. As a percentage of net revenues, first quarter 1997 and 1996 research and development expenses were 12.3% and 7.3%, respectively. The increase as a percentage of net revenues is due to the impact of research and development efforts temporarily assigned to production activities in 1996 and to lower net revenues in the first quarter of 1997.

Selling, Marketing and Service Expenses. Selling, marketing and service expenses for the first quarter of 1997 and 1996 were $4,676,000 and $4,358,000, respectively, or 38.0% and 21.7%, respectively, of net revenues. The increase in selling, marketing and service expense for the three months ended March 31, 1997 as compared to the same three months of 1996 and as a percentage of net revenues reflects increases in expenses relating to sales through the direct sales channel, for which the Company incurs commissions, warranty and installation expenses.

General and Administrative Expenses. General and administrative expenses for the first quarter of 1997 and 1996 were essentially unchanged at $1,161,000 and $1,131,000, respectively. As a percentage of net revenues, general and administrative expenses increased from 5.6% to 9.4% from the first quarter of 1996 to the first quarter of 1997. The increase in general and administrative expenses as a percentage of net revenues is primarily due to the change in net revenues, which decreased significantly in 1997 as compared to 1996.

Interest Expense / Interest Income. Interest expense for the first quarter of 1997 and 1996 was $73,000 and $220,000, respectively. Interest income for the first quarter of 1997 and 1996 was $61,000 and $9,000, respectively. The reduction in interest expense is principally related to changes in outstanding borrowings under the Company's revolving line of credit and other borrowing arrangements. The Company's borrowings under its line of credit have been primarily a function of working capital requirements, which have decreased as a result of lower revenues and the use of proceeds from sales of Company stock to repay existing indebtedness under the line of credit. The increase in interest income is primarily due to average cash and cash equivalent borrowings, which have increased as a result of the investment in short-term, investment grade securities of the proceeds from the sale of common stock that were not utilized to repay existing indebtedness in 1996. (See Note 5.)

Net (Loss) Earnings. The Company's net loss for the first quarter of 1997 was $3,879,000 as compared to net earnings of $1,073,000 for the first quarter of 1996. For the three month period ended March 31, 1997, operating results were unfavorably impacted by the reductions in gross margin resulting from lower sales and higher unfavorable manufacturing variances, marketing and service expenses associated with sales through the direct sales channel, and the unfavorable effects of foreign translation losses caused by the strengthening U.S. dollar as comparable period in 1996.

INCOME TAXES

The Company's estimated effective tax rate for the year ended December 31, 1997 is currently 0%. Accordingly, no income tax benefit has been provided for the three months ended March 31, 1997. This rate was determined based upon the anticipated 1997 results of operations of companies in the domestic consolidated tax return and upon projected net temporary differences between operating results reflected in the financial statements and those required to be reflected in the domestic consolidated tax return for 1997. As of December 31, 1996, the Company had approximately $2,613,000 of net deferred tax assets, which represents credits that are more likely than not to be realized against taxable income of future years. The amount of net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income do not materialize.

No income tax provisions have been recognized for foreign tax jurisdictions and no income tax benefits have been recognized for subsidiary losses outside the domestic consolidated return because they are not expected to reverse in the foreseeable future.
                                       12

LIQUIDITY AND CAPITAL RESOURCES


Net cash provided by operating activities for the three months ended March 31, 1997 was $3.1 million compared to $1.4 million used in operations in the comparable period of 1996. The generation of cash flow from operations was primarily due to a decrease in working capital. This decrease in working capital was the result of $5.6 million in net collections of trade accounts receivable and a reduced investment in inventories of $2.3 million, partially offset by a $1.7 million reduction in trade accounts payable. The decrease in working capital investment was partially offset by a net loss before depreciation and amortization of $3.7 million.

Net cash used in investing activities was $1.3 million for the three months ended March 31, 1997, compared to $0.5 million for the same period in 1996. The increase was principally related to capital equipment investments related to digital mammography.

Net cash provided by financing activities for the three months ended March 31, 1997 was $0, compared to $1.5 million for the same period in 1996. The amount provided from financing activities for the three months ended March 31, 1996 was primarily due to net borrowings under the Company's line of credit, which were related to increased working capital requirements during that period. During the comparable period of 1997, no financing was required, due primarily to reductions in required investment in working capital.

As of March 31, 1997, the Company had $5.3 million in cash and cash equivalents and working capital of $33.0 million. As of March 31, 1997, the Company had no outstanding borrowings under any line of credit arrangements. The Company is currently negotiating a working capital line of credit. The borrowings under the line of credit are expected to be secured by accounts receivable, inventory and fixed assets and to be subject to borrowing base restrictions. The Company expects its long-term liquidity needs to be satisfied principally from cash flows generated from operations. The Company believes that its short-term liquidity needs can be satisfied through cash provided from operations and current cash and cash equivalent balances if a working capital line of credit is not finalized or finalization is delayed.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(A)  EXHIBITS

               Exhibits filed with this report:
`
               EXHIBIT NO.                                  DESCRIPTION

                    27                              Financial Data Schedule

(B)  REPORTS ON FORM 8-K

               None



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 FISCHER IMAGING CORPORATION


                                                 /S/ JAMES A. NEWCOMB
                                                 -------------------------------
                                                 James A. Newcomb
                                                 Vice President Finance /
                                                 Chief Financial Officer
                                                 (Principal Financial
                                                  and Accounting Officer)


May 15, 1997

                                  EXHIBIT INDEX


EXHIBIT NO.                                              DESCRIPTION
   27                                                    Financial Data Schedule