Form 10-Q
period 1997-06-30
FISCHER IMAGING CORP
filed 1997-08-06
CIK 750901

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For The Quarter Ended June 30, 1997


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


Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]

                                               SHARES OUTSTANDING AS OF
      TITLE OF CLASS                                  JUNE 30, 1997

Common Stock,  $0.01 par value                          6,948,648

                           FISCHER IMAGING CORPORATION


                                TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION                                        PAGE

     Item 1.   Consolidated Financial Statements

               Consolidated Balance Sheets -
               June 30, 1997 and December 31, 1996                        3

               Consolidated Statements of Operations -
               Three and six months ended  June 30, 1997 and 1996         4

               Consolidated Statements of Cash Flows -
               Six months ended  June 30, 1997 and  1996                  5

               Notes to Consolidated Financial Statements                 6


     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        8


PART II.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K                          15

                           FISCHER IMAGING CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands except share data)

                                                                                             June 30,     December 31,
                                                                                               1997           1996
                                                                                            -----------   -------------
                                ASSETS                                                      (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                               $   5,122       $  3,289
    Trade accounts receivable, net of allowance for doubtful accounts of approximately $644 and $641 at June 30, 1997 and
        December 31, 1996, respectively                                                        13,993         18,600
    Inventories                                                                                18,497         23,692
    Deferred income taxes                                                                       2,267          2,267
    Prepaid expenses and other current assets                                                   1,366          1,289
                                                                                             --------        -------
          Total current as                                                                     41,245         49,137
                                                                                             --------        -------
PROPERTY AND EQUIPMENT (at cost):
    Manufacturing equipment                                                                     9,345          8,198
    Office equipment and leasehold improvements                                                 5,143          4,666
Similar Product Sales                                                                        --------        -------
                                                                                               14,488         12,864
    Less- Accumulated depreciation and amortization                                             8,710          8,294
                                                                                             --------        -------
          Property and equipment, net                                                           5,778          4,570
                                                                                             --------        -------
INTANGIBLE ASSETS, net                                                                          3,968          4,327
DEFERRED INCOME TAXES                                                                             346            346
DEFERRED COSTS AND OTHER ASSETS                                                                 1,678          2,052
                                                                                             --------        -------
          TOTAL ASSETS                                                                      $  53,015       $ 60,432
                                                                                             ========        =======

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
    Trade accounts payable                                                                  $   3,679       $  5,155
    Notes payable and current maturities of long-term debt                                        148            283
    Accrued salaries and wages                                                                  1,838          2,160
    Deferred service revenue                                                                      803            805
    Other current liabilities                                                                   3,030          3,587
                                                                                             --------        -------
          Total current liabilities                                                             9,498         11,990

LONG-TERM DEBT                                                                                     65            149

OTHER NONCURRENT LIABILITIES                                                                      489            488
                                                                                             --------        -------
          TOTAL LIABILITIES                                                                    10,052         12,627
                                                                                             --------        -------

STOCKHOLDERS' INVESTMENT:
   Common Stock, $.01 par value, 25,000,000 shares authorized, 6,948,648 and 6,920,335 shares issued and outstanding at June 30, 1997 and
       December 31, 1996, respectively                                                             69             69
   Preferred Stock, 5,000,000 shares authorized:
       Series C Junior Participating Preferred Stock, $.01 par value, 500,000 shares
          authorized, no shares issued and outstanding                                              -              -
       Series D Convertible Preferred Stock, $.01 par value, 1,333,333 shares authorized, issued and outstanding at June 30, 1997 and
          December 31, 1996; liquidation preference of $10,000,000                                 13             13
   Additional paid-in capital                                                                  49,235         49,093
   Accumulated deficit                                                                         (6,679)         (1,388)
   Cumulative translation adjustment                                                              325             18
                                                                                             --------        -------
          TOTAL STOCKHOLDERS' INVESTMENT                                                       42,963         47,805
          TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                                    $  53,015       $ 60,432
                                                                                             ========        =======

   The accompanying notes are an integral part of these financial statements.

                           FISCHER IMAGING CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands except per share data)
                                   (Unaudited)

                                                 THREE MONTHS ENDED                      SIX MONTHS ENDED
                                            JUNE 30,             JUNE 30,           JUNE 30,           JUNE 30,
                                              1997                 1996               1997               1996

NET REVENUES                               $  15,151           $  21,906            $ 27,453           $ 41,979

COST OF SALES                                  9,808              13,021              18,360             24,609
                                            --------            --------            --------            -------
     Gross profit                              5,343               8,885               9,093             17,370

OPERATING EXPENSES:
     Research and development                  1,554               1,745               3,066              3,209

     Selling, marketing and service            4,040               4,467               8,716              8,825

     General and administrative                1,081               1,142               2,242              2,273
                                            --------            --------            --------            -------
          Total operating expenses             6,675               7,354              14,024             14,307
                                            --------            --------            --------            -------
(LOSS) EARNINGS FROM OPERATIONS               (1,332)              1,531              (4,931)             3,063

     Interest expense                            (12)               (200)                (49)              (420)
     Interest income                             103                   5                 128                 14
     Other (expense) income, net                (171)                (80)               (439)                22
                                            --------            --------            --------            -------
(LOSS) EARNINGS BEFORE INCOME TAXES           (1,412)              1,256              (5,291)             2,679
     Provision for income taxes                   --                 310                  --                660
                                            --------            --------            --------            -------
NET (LOSS) EARNINGS                        $  (1,412)          $     946           $  (5,291)          $  2,019
                                            ========            ========            ========            =======
NET (LOSS) EARNINGS PER COMMON AND
COMMON EQUIVALENT SHARE                    $   (0.17)          $    0.13           $    (.64)          $   0.27
                                            ========            ========            ========            =======

WEIGHTED AVERAGE COMMON
AND COMMON EQUIVALENT
SHARES OUTSTANDING                             8,282               7,344               8,282              7,346
                                            ========            ========            ========            =======


   The accompanying notes are an integral part of these financial statements.

                           FISCHER IMAGING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                              SIX MONTHS ENDED
                                                                                           June 30,       June 30,
                                                                                             1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) earnings                                                                    $  (5,291)      $  2,019
                                                                                           --------        -------
   Adjustments to reconcile net (loss) earnings to net cash
   provided by (used in) operating activities-
      Depreciation                                                                              904            808
      Amortization of intangible assets                                                         359            369
      Provision for doubtful accounts                                                            31             96
      Sales and retirements of assets                                                            49             21
      Other changes in current assets and liabilities-
          Decrease (Increase) in trade accounts receivable                                    4,576         (1,691)
          Decrease (Increase) in inventories                                                  5,195         (4,138)
          Decrease in deferred income taxes                                                      --            159
          Increase in prepaid expenses and other current assets                                 (77)          (561)
          Decrease (Increase) in deferred costs and other assets                                374           (208)
          Decrease in trade accounts payable                                                 (1,476)          (273)
          Decrease in accrued salaries and wages                                               (322)           (92)
          Decrease in deferred service revenue                                                   (2)           (97)
          (Decrease) Increase in other current liabilities                                     (557)           161
      Other                                                                                       1             79
                                                                                           --------        -------
             Total adjustments                                                                9,055         (5,367)
                                                                                           --------        -------
             Net cash provided by (used in) operating activities                              3,764         (3,348)
                                                                                           --------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                      (2,161)          (895)
   Other                                                                                         --            (48)
                                                                                           --------        -------
              Net cash used in investing activities                                          (2,161)          (943)
                                                                                           --------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sales of common stock                                                          142            445
   Net borrowings under line of credit agreement                                                 --          3,713
   Repayments of long-term debt                                                                (219)          (450)
                                                                                           --------        -------
              Net cash (used in) provided by financing activities                               (77)         3,708
                                                                                           --------        -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                         307             81
                                                                                           --------        -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          1,833           (502)
CASH AND CASH EQUIVALENTS, beginning of period                                                3,289            968
                                                                                           --------        -------
CASH AND CASH EQUIVALENTS, end of period                                                  $   5,122       $    466
                                                                                           ========        =======

   The accompanying notes are an integral part of these financial statements.

                           FISCHER IMAGING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. GENERAL

In the opinion of management, the accompanying unaudited consolidated balance sheets and statements of operations and cash flows contain all adjustments, consisting only of normal recurring items, necessary to present fairly the financial position of Fischer Imaging Corporation (the "Company") at June 30, 1997, its results of operations for the three and six months ended June 30, 1997 and 1996 and cash flows for the six months ended June 30, 1997 and 1996.

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

Inventories consisted of the following components (in thousands):


                                            June 30,       December 31,
                                              1997             1996
                                          -----------     --------------
FIFO cost-
   Raw materials                            $12,539         $ 16,244
   Work in process and finished goods        11,943           13,467
LIFO valuation adjustment                      (893)            (893)
                                             ------         --------
   Total before valuation reserves           23,589           28,818
Less valuation reserves                      (5,092)          (5,126)
                                             ------          -------
Inventories, net                            $18,497        $  23,692
                                             ======          =======

3.  OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following (in thousands):


                                              June 30,     December 31,
                                                1997          1996
                                             ----------   -------------
Customer  deposits                            $ 1,309       $  1,058
Accrued warranty and  installation costs        1,197          1,408
Other                                             524          1,121
                                                -----        -------
Total other current liabilities              $  3,030       $  3,587
                                              =======        =======

4. NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consisted of the following (in thousands):



                                   June 30,     December 31,
                                     1997          1996
                                 -----------    ------------

Capitalized lease obligations      $   168       $   382
Other                                   45            50
                                   -------        ------
                                       213           432
Less--Current maturities              (148)         (283)
                                   -------        ------
Long-term debt                    $     65       $   149
                                   =======        ======

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

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings per Share", which is to be effective December 15, 1997. This statement establishes standards for computing and presenting earnings per share. Had this statement been adopted as of January 1, 1997, (loss) earnings per share would have been as follows:

                                        Three Months Ended             Six Months Ended
                                      ----------------------       ----------------------
                                       June 30,     June 30,        June 30,    June 30,
                                         1997         1996            1997        1996
                                      ----------  ----------       ----------- ----------

Basic (loss) earnings per share        $ (.20)        $.16           $(.76)       $.34
Diluted (loss) earnings per share        (.17)         .13            (.64)        .27


7.  FISCHER MIDWEST MINORITY INTEREST

During the first quarter of 1996, the Company acquired the 45% minority interest of Fischer Imaging Midwest, Inc., its domestic marketing subsidiary, in exchange for shares of the Company's stock. The Company accounted for this transaction as a purchase, acquiring the minority interest with a net book value of approximately $331,000 and recording goodwill of approximately $270,000, which is being amortized on a straight-line basis over 15 years.

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

Revenues for the second quarter ended June 30, 1997 were $15,151,000, a $2,849,000 or 23%, increase as compared to the first quarter of 1997. The revenue increase was in all product areas, lead by a 42% increase in sales of mammography systems. The resulting increase in gross margin, combined with a $674,000 reduction in operating expenses, caused the operating loss for the three months ended June 30, 1997 to be reduced from $3,879,000, or $.47 per share, in the first quarter of 1997, to $1,412,000, or $.17 per share.

The Company experienced substantial losses for the six months ended June 30, 1997 and break-even operating results in 1996, with losses in the second half of the year. The Company cannot predict when it will return to profitability, although it has taken significant steps to reduce costs and improve sales during 1997. Improvement in the Company's results of operations will depend on many factors including, among other things, demand for the Company's products and the ability of the Company to maintain or increase gross margins, control manufacturing and other costs, enter into distribution agreements for its Mammotest products and other products, implement its marketing and sales strategies in the United States and internationally, maintain orders under OEM agreements, renew OEM agreements on favorable terms and develop and introduce new products that compete successfully.

The Company experienced decreases in the sales of its Mammotest systems in the first six months of 1997. Sales of Mammotest systems during the last six months of 1996 were flat when compared to the comparable six month period of 1995. The Company is facing, and expects to continue to face, aggressive and successful competition within the surgical stereotactic core needle breast biopsy market from U. S. Surgical Corporation. The Company may not regain momentum in this market until it enters into a distribution partnership that adequately addresses this market.

The Company also experienced significantly lower sales under its OEM arrangements during the fourth quarter of 1996 and the first six months of 1997 than in comparable prior periods, primarily due to decreased shipments of Tilt-C systems to GE Medical Systems.

The Company believes that improving factory utilization and further reducing operating expenses will be key elements in its efforts to return to acceptable levels of profitability. The Company intends to seek, through outsourcing and transferring the production of certain components of its products during upcoming quarters, to significantly reduce or cease production at its Addison, Illinois facility as a means of reducing its overall manufacturing costs. Plans have not yet been finalized. Due to the potential costs associated with outsourcing and transferring production, as well as other factors, there can be no assurance as to the timing or ultimate success of such efforts.

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

The  Company  is  subject  to  periodic   inspections   by  the  Food  and  Drug
Administration ("FDA") whose primary purpose is to audit the Company's compliance with Current Good Manufacturing Practices ("CGMPs"), as set forth in the Quality System Regulation. This regulation establishes standards for design, testing, quality control and documentation procedures. Following a December 1996 inspection, the FDA issued Inspectional Observations Form 483 ("Form 483") and a Warning Letter regarding manufacturing practices at its Denver facility. As requested, the Company has responded to the Warning Letter regarding planned corrective actions. By November 1, 1997 (extended from the original August 1, 1997 deadline), the Company must also obtain third-party certification of the Company's manufacturing and quality systems. Until outstanding GMP concerns are resolved, the Company will be unable to receive an award of a federal government contract or new marketing or export clearance for products manufactured at its Denver facility. Failure to correct the noted deviations, to obtain third-party certification, and/or other ongoing FDA concerns could also result in FDA enforcement actions which could include, among other things, seizure, injunction, and/or criminal or civil proceedings being initiated without further notice. The Company has also received a Non-Compliance Declaration from the Center for Device Evaluation and Research ("CDRH") regarding violations of the Electronic Product Radiation Control Performance Standard. The Company has responded to the Non-Compliance Declaration describing planned corrective actions as to some matters and requesting exemption as to others. The Company believes that it will be able to correct the deficiencies noted in the Form 483, the FDA Warning Letter, and the CDRH Non-Compliance Declaration, although no assurance can be given that the corrections can be accomplished in a timely manner, if at all.

Although the Company strives to operate within the requirements imposed by the FDA, there can be no assurances that these deficiencies can be corrected or that the Company will be able to satisfy FDA compliance concerns in the future. These ongoing compliance reviews and/or related delays in future product clearances could have a material adverse effect on the Company.

RESULTS OF OPERATIONS

The Company's net revenues and net loss were $15,151,000 and $1,412,000, respectively, for the second quarter of 1997, as compared to revenues of $21,906,000 and net earnings of $946,000 for the second quarter of 1996. The most significant factor in the decline in revenues as compared to the second quarter of 1996 was an approximately 50% decline in OEM shipments, principally sales of Tilt-C systems to GE Medical Systems. Sales of Mammotest breast biopsy systems also declined, as did shipments of general and specialty purpose x-ray systems. The Company's operating results for the second quarter were negatively affected by these decreased sales and by lower absorption of its fixed manufacturing costs, which declined primarily as a result of lower levels of production activity in anticipation of lower shipments and as a result of planned reductions in inventory levels.

See "Overview" for a further discussion of the recent decline in the Company's sales and the Company's efforts to reduce its manufacturing costs.

The following table sets forth the percentage of net revenues represented by certain data included in the Company's statements of operations for the periods indicated:

                                                        Three Months Ended                       Six Months Ended
                                                  -----------------------------           -----------------------------

                                                     June 30,         June 30,              June 30,         June 30,
                                                       1997             1996                  1997             1996
                                                  --------------    ------------          -------------    ------------

    Net revenues                                      100.0%          100.0 %                100.0%          100.0%

    Gross profit                                       35.3            40.6                   33.1            41.4

    Research and development                           10.3             8.0                   11.2             7.6

    Selling, marketing and service                     26.7            20.4                   31.7            21.0

    General and administrative                          7.1             5.2                    8.2             5.4

    (Loss) Earnings from operations                    (8.8)            7.0                  (18.0)            7.3

    Provision for income taxes                          ---             1.4                    ---             1.6

    Net (loss) earnings                                (9.3)            4.3                  (19.3)            4.8



Net Revenues. Second quarter net revenues were $15,151,000, a decrease of 31% from second quarter 1996 net revenues of $21,906,000. Net revenues for the six months ended June 30, 1997 were $27,453,000, a 35% decrease from net revenues of $41,979,000 for the comparable six month period of 1996. The Company's decrease in revenues for the three and six months ended June 30, 1997 compared to the same periods in 1996 principally reflects a strong decrease in OEM shipments (primarily the Tilt-C system sold to GE Medical Systems) but also a significant reduction in sales of Mammotest systems, sold through direct and dealer channels, as well as reductions in general and specialty purpose x-ray systems. International revenues were also unfavorably impacted for the three and six months ended June 30, 1997 compared to the same periods of 1996, due in large part to the impact of the strong dollar on export sales to Europe and Australia.

Gross Profit. For the second quarter of 1997, gross profit expressed as a percentage of net revenues was 35.3%, as compared to the 40.6% for the second quarter of 1996. For the six months ended June 30, 1997, gross profit expressed as a percentage of revenues was 33.1%, as compared to 41.4% for the same six month period of 1996. The decline in gross profit as a percentage of revenues was due to an increase in unfavorable manufacturing variances, as a result of a substantial decline in production caused by the reduction in OEM and other shipments and by the Company's successful efforts to reduce inventory levels. The effects of increased unfavorable manufacturing variances were partly offset by a shift in product mix from OEM shipments to proprietary products and service revenues, which generally have higher margins.

Research and Development Expenses. Research and development expenses for the second quarter of 1997 and 1996 were $1,554,000 and $1,745,000, respectively. The lower level of research and development expenses over last year is primarily attributable to efforts to narrow the focus of engineering efforts and eliminate marginal engineering efforts. As a percentage of net revenues, second quarter 1997 and 1996 research and development expenses were 10.3% and 8.0%, respectively. The increase as a percentage of net revenues is due to lower net revenues in the second quarter of 1997.

For the six months ended June 30, 1997 and 1996, research and development expenses were $3,066,000, or 11.2% of net revenues, and $3,209,000, or 7.6% of net revenues, respectively. The reduction is expense level is the result of efforts to eliminate marginal engineering efforts; whereas, the reduction in research and development as a percentage of net revenues is due to lower net revenues for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. The Company's primary area of focus remains the continuing development of digital imaging products for mammography.

Selling, Marketing and Service Expenses. Selling, marketing and service expenses for the second quarter of 1997 and 1996 were $4,040,000 and $4,467,000, respectively, or 26.7% and 20.4%, respectively, of net revenues. For the six months ended June 30, 1997 and 1996, selling, marketing and service expenses were $8,716,000 and $8,825,000, respectively, or 31.7% and 21.0%, respectively, of net revenues. The decrease in selling, marketing and service expense for the three and six months ended June 30, 1997 as compared to the same periods of 1996 is the result of lower net revenues. The increase as a percentage of net revenues for both the three and six months periods of 1997 as compared to the same periods of 1996 is due to the shift in mix from OEM sales to sales of proprietary products, for which the Company generally incurs commissions, warranty and installation expenses.

General and Administrative Expenses. General and administrative expenses for the second quarter of 1997 and 1996 were essentially unchanged at $1,081,000 and
$1,142,000, respectively. As a percentage of net revenues, general and administrative expenses increased from 5.2% to 7.1% from the second quarter of 1996 to the second quarter of 1997. For the six months ended June 30, 1997, general and administrative expenses were $2,242,000, or 8.2% of net revenues, as compared to $2,273,000, or 5.4% of net revenues for the comparable period of 1996. The increase in general and administrative expenses as a percentage of net revenues is primarily due to the change in net revenues, which decreased significantly in 1997 as compared to 1996.

Interest Expense / Interest Income. Interest expense for the second quarter of 1997 and 1996 was $12,000 and $200,000, respectively. Interest income for the second quarter of 1997 and 1996 was $103,000 and $5,000, respectively. For the six months ended June 30, 1997, interest expense was $49,000, as compared to $420,000 for the six months ended June 30, 1996. Interest income for the six months ended June 30, 1997 and 1996 was $128,000 and $14,000, respectively. The reduction in interest expense for both the three and six month periods ended June 30, 1997 as compared to the same periods of 1996 is principally related to reduced borrowings under the Company's revolving line of credit and other borrowing arrangements. The Company's borrowings under its line of credit have been reduced as a result of lower working capital requirements and as a result of the use of proceeds from sales of Company stock to repay existing indebtedness under the line of credit. The increase in interest income for the three and six month periods ended June 30, 1997 as compared to the same periods of 1996 is primarily due to average cash and cash equivalent borrowings, which have increased as a result of the investment in short-term, investment grade securities of the proceeds from the sale of common stock that were not utilized to repay existing indebtedness in 1996. (See Note 5 to Notes to Consolidated Financial Statements.)

Net (Loss) Earnings. The Company's net loss for the second quarter of 1997 was $1,412,000 as compared to net earnings of $946,000 for the second quarter of 1996. For the six months ended June 30, 1997, the net loss was $5,291,000, as compared to net earnings of $2,019,000 for the comparable six month period of 1996. For the three and six month periods ended June 30, 1997, operating results as compared to the same periods in 1996 were unfavorably impacted by the reductions in gross margin resulting from lower sales, higher unfavorable manufacturing variances, marketing and service expenses associated with sales through the direct sales channel, and the unfavorable effects of foreign translation losses caused by the strengthening U. S. dollar.

INCOME TAXES

The Company's estimated effective tax rate for the year ended December 31, 1997 is currently 0%. Accordingly, no income tax benefit has been provided for the three and six month periods ended June 30, 1997. This rate was determined based upon the anticipated 1997 results of operations includable in the domestic consolidated tax return and upon projected net temporary differences between operating results reflected in the financial statements and those required to be reflected in the domestic consolidated tax return for 1997. As of December 31, 1996, the Company had approximately $2,613,000 of net deferred tax assets, which represents credits that are more likely than not to be realized against taxable income of future years. The amount of net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income do not materialize.

No income tax provisions have been recognized for foreign tax jurisdictions and no income tax benefits have been recognized for subsidiary losses outside the domestic consolidated return because they are not expected to reverse in the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the six months ended June 30, 1997 was $3.8 million compared to $3.3 million used in operations in the comparable period of 1996. The generation of cash flow from operations was primarily due to a decrease in working capital. This decrease in working capital was the result of $4.6 million in net collections of trade accounts receivable and a reduced investment in inventories of $5.2 million, partially offset by a $1.5 million reduction in trade accounts payable. The decrease in working capital investment was partially offset by a net loss before depreciation and amortization of $4.0 million.

Net cash used in investing activities was $2.2 million for the six months ended June 30, 1997, compared to $0.9 million for the same period in 1996. The increase was principally related to capital equipment investments related to digital mammography.

Net cash used in financing activities for the six months ended June 30, 1997 was $0.1 million, compared to $3.7 million provided by financing activities for the same period in 1996. The amount used in financing activities for the six months ended June 30, 1997 was primarily due to repayments of long-term debt. The amount provided by financing during the comparable period of 1996 was primarily due to borrowings under the Company's line of credit, which were related to increased working capital requirements during the period.

As of June 30, 1997, the Company had $5.1 million in cash and cash equivalents and working capital of $31.7 million. As of June 30, 1997, the Company had no outstanding borrowings under any line of credit arrangements. The Company is currently negotiating a working capital line of credit. The borrowings under the line of credit are expected to be secured by accounts receivable, inventory and fixed assets and to be subject to borrowing base restrictions. The Company expects its long-term liquidity needs to be satisfied principally from cash flows generated from operations. The Company believes that its short-term liquidity needs can be satisfied through cash provided from operations and current cash and cash equivalent balances if a working capital line of credit is not finalized or finalization is delayed.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a)  EXHIBITS

               Exhibits filed with this report:

               EXHIBIT NO.                                  DESCRIPTION

                     27                              Financial Data Schedule

(b)  REPORTS ON FORM 8-K

               None



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 FISCHER IMAGING CORPORATION


                                                 /S/ WILLIAM C. FEE
                                                 William C. Fee
                                                 Vice President  /
                                                 Chief Accounting Officer
                                                 (Principal  Accounting Officer)


August 6, 1997

                                  EXHIBIT INDEX


EXHIBIT NO.                                             DESCRIPTION
    27                                                  Financial Data Schedule





                                                                    EXHIBIT 27