Form 10-Q
period 1997-09-29
FISCHER IMAGING CORP
filed 1997-11-14
CIK 750901

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For The Quarter Ended September 29, 1997


[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

       Registrant's telephone number, including area code: (303) 452-6800


Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing
requirements for the past 90 days. Yes X      No
                                      ----       ----

                                            Shares Outstanding as of
       Title of Class                           September 29, 1997
------------------------------              ------------------------
Common Stock,  $0.01 par value                       6,948,648

                           FISCHER IMAGING CORPORATION


                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                                            PAGE

         Item 1.  Consolidated Financial Statements

                  Consolidated Balance Sheets -
                  September 29, 1997 and December 31, 1996                   3

                  Consolidated Statements of Operations -
                  Three and nine months ended  September 29, 1997
                  and September 30, 1996                                     4

                  Consolidated Statements of Cash Flows -
                  Nine months ended  September 29, 1997
                  and  September 30, 1996                                    5

                  Notes to Consolidated Financial Statements                 6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        9


PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                           16

                           FISCHER IMAGING CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands except share data)

                                                                    September 29,     December 31,
                                                                        1997              1996
                                                                   ---------------- ---------------
                               ASSETS                                (Unaudited)

CURRENT ASSETS:
  Cash and cash equivalents                                          $   6,536         $  3,289
  Trade accounts receivable, net of allowance for doubtful
     accounts of approximately $728 and $641 at September 29,
     1997 and December 31, 1996, respectively                           13,621           18,600
  Inventories                                                           17,569           23,692
  Deferred income taxes                                                  2,267            2,267
  Prepaid expenses and other current assets                              1,526            1,289
                                                                      --------          -------
              Total current assets                                      41,519           49,137
                                                                      --------          -------

PROPERTY AND EQUIPMENT (at cost):
  Manufacturing equipment                                                9,443            8,198
  Office equipment and leasehold improvements                            5,510            4,666
                                                                      --------          -------
                                                                        14,953           12,864
  Less- Accumulated depreciation and amortization                        8,909            8,294
                                                                      --------          -------
              Property and equipment, net                                6,044            4,570
                                                                      --------          -------

INTANGIBLE ASSETS, net                                                   3,787            4,327
DEFERRED INCOME TAXES                                                      346              346
DEFERRED COSTS AND OTHER ASSETS                                          1,672            2,052
                                                                      --------          -------
              TOTAL ASSETS                                           $  53,368         $ 60,432
                                                                      ========          =======


                    LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Trade accounts payable                                             $   4,392         $  5,155
  Notes payable and current maturities of long-term debt                   256              283
  Accrued salaries and wages                                             2,110            2,160
  Accrued restructuring costs                                            1,600               --
  Deferred service revenue                                                 647              805
  Other current liabilities                                              3,203            3,587
                                                                      --------          -------
              Total current liabilities                                 12,208           11,990

LONG-TERM DEBT                                                             342              149

ACCRUED RESTRUCTURING AND OTHER NONCURRENT LIABILITIES                   1,586              488
                                                                      --------          -------
               TOTAL LIABILITIES                                        14,136           12,627
                                                                      --------          -------

STOCKHOLDERS' INVESTMENT:
  Common Stock, $.01 par value,  25,000,000 shares  authorized,
    6,948,648 and 6,920,335 shares issued and outstanding at
    September 29, 1997 and December 31, 1996, respectively                  69               69
  Preferred Stock, 5,000,000 shares authorized:
     Series C Junior Participating Preferred Stock, $.01 par
     value, 500,000 shares authorized, no shares issued and
     outstanding                                                             -                -
   Series D Convertible Preferred Stock, $.01 par value,
     1,333,333 shares authorized, issued and outstanding at
     September 29, 1997 and December 31, 1996; liquidation
     preference of $10,000,000                                              13               13
  Additional paid-in capital                                            49,235           49,093
  Accumulated deficit                                                  (10,563)          (1,388)
  Cumulative translation adjustment                                        478               18
                                                                      --------          -------
              TOTAL STOCKHOLDERS' INVESTMENT                            39,232           47,805
                                                                      --------          -------
              TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT         $  53,368         $ 60,432

                                                                      ========          =======

   The accompanying notes are an integral part of these financial statements.

                           FISCHER IMAGING CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands except per share data)
                                   (Unaudited)


                                                Three Months Ended                       Nine Months Ended
                                      -------------------------------------    -------------------------------------
                                       September 29,       September 30,        September 29,        September30,
                                            1997                1996                 1997                1996
                                       -------------       -------------        -------------        ------------

NET REVENUES                              $ 14,636            $ 20,886            $ 42,089             $ 62,865

COST OF SALES                                9,439              12,953              27,799               37,562
                                          --------             -------             -------              -------
     Gross profit                            5,197               7,933              14,290               25,303

OPERATING EXPENSES:
  Research and development                   1,327               1,816               4,393                5,025
  Selling, marketing and service             3,487               4,489              12,203               13,347
  General and administrative                 1,248               1,265               3,490                3,538
  Restructuring provision                    2,900                  --               2,900                   --
                                          --------             -------             -------              -------
      Total operating expenses               8,962               7,570              22,986               21,910
                                          --------             -------             -------              -------

(LOSS) EARNINGS FROM OPERATIONS
                                            (3,765)                363              (8,696)               3,393

      Interest expense                         (19)                (99)                (68)                (519)
      Interest income                           69                  75                 197                   90
      Other (expense) income, net             (169)                (13)               (608)                  41
                                          --------             -------             -------              -------
(LOSS) EARNINGS BEFORE
INCOME TAXES                                (3,884)                326              (9,175)               3,005
      Provision for income taxes                                    85                  --                  745
                                          --------             -------             -------              -------
NET (LOSS) EARNINGS                      $  (3,884)           $    241           $  (9,175)            $  2,260
                                          ========             =======            ========              =======

NET (LOSS) EARNINGS PER COMMON AND
COMMON EQUIVALENT SHARE                  $   (0.47)           $   0.03           $   (1.11)            $   0.30
                                          ========             =======            ========              =======

WEIGHTED AVERAGE COMMON
AND COMMON EQUIVALENT
SHARES OUTSTANDING                           8,282               8,331               8,282                7,659
                                          ========             =======            ========              =======


   The accompanying notes are an integral part of these financial statements.

                           FISCHER IMAGING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                         Nine Months Ended
                                                                    ----------------------------
                                                                    September 29,  September 30,
                                                                         1997           1996
                                                                    -------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) earnings                                                $   (9,175)     $   2,260
                                                                      ---------       --------
  Adjustments to reconcile net (loss) earnings
    to net cash provided by (used in) operating
    activities-
      Restructuring provision                                             2,900             --
      Depreciation                                                        1,398          1,191
      Amortization of intangible assets                                     540            553
      Provision for doubtful accounts                                       112            263
      Sales and retirements of assets                                       152             76
      Other changes in current assets and liabilities-
        Decrease (Increase) in trade accounts receivable                  4,867         (2,731)
        Decrease (Increase) in inventories                                6,123         (3,259)
        Decrease in deferred income taxes                                    --            159
        Increase in prepaid expenses and other current assets              (237)          (509)
        Decrease (Increase) in deferred costs and other assets              380           (115)
        Decrease in trade accounts payable                                 (763)        (2,802)
        (Increase) Decrease in accrued salaries and wages                   (50)           123
        Decrease in deferred service revenue                               (158)          (388)
        Decrease in accrued restructuring charges                          (200)            --
        (Decrease) Increase in other current liabilities                   (384)           849
      Other                                                                  (2)            79
                                                                       --------       --------
            Total adjustments                                            14,678         (6,511)
                                                                       --------       --------
            Net cash provided by (used in) operating activities           5,503         (4,251)
                                                                       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                   (2,497)        (1,062)
  Other                                                                      --            (48)
                                                                       --------       --------
             Net cash used in investing activities                       (2,497)        (1,110)
                                                                       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sales of common stock                                       142         13,586
  Net repayments under line of credit agreement                              --         (2,643)
  Repayments of long-term debt                                             (361)        (1,553)
                                                                       --------       --------
             Net cash (used in ) provided by financing activities          (219)         9,390
                                                                       --------       --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                     460             75
                                                                       --------       --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      3,247          4,104

CASH AND CASH EQUIVALENTS, beginning of period                            3,289            968
                                                                       --------       --------
CASH AND CASH EQUIVALENTS, end of period                              $   6,536      $   5,072
                                                                       ========       ========

   The accompanying notes are an integral part of these financial statements.

                           FISCHER IMAGING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
1. GENERAL

In the opinion of management, the accompanying unaudited consolidated balance sheets and statements of operations and cash flows contain all adjustments consisting, with the exception of the restructuring provision, only of normal recurring items, necessary to present fairly the financial position of Fischer Imaging Corporation (the "Company") at September 29, 1997, its results of operations for the three and nine months ended September 29, 1997 and September 30, 1996 and cash flows for the nine months ended September 29, 1997 and September 30, 1996.

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

The Company typically closes its first three fiscal quarters as of the Sunday closest to the end of March, June and September. In 1997, to more evenly distribute the days between quarters, the first three fiscal quarters were closed as of the Monday closest to the end of the respective months, or March 31, June 30, and September 29, respectively.

2. INVENTORIES

Inventories include costs of materials, direct labor and manufacturing overhead. Inventories are priced at the lower of cost (using primarily the last-in, first-out ("LIFO") method of valuation) or market. Writedowns for excess or obsolete inventories are charged to expense in the period in which conditions giving rise to the writedowns are first recognized.

Inventories consisted of the following components (in thousands):

                                            September 29,         December 31,
                                               1997                  1996
                                          ------------------  -----------------
FIFO cost-
     Raw materials                             $10,977             $16,244
     Work in process and finished goods         12,142              13,467
LIFO valuation adjustment                         (714)               (893)
                                                ------              ------
     Total before valuation reserves            22,405              28,818
Less valuation reserves                         (4,836)             (5,126)
                                                ------              ------
Inventories, net                               $17,569             $23,692
                                                ======              ======

3.  OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following (in thousands):

                                              September 29,      December 31,
                                                  1997               1996
                                             ----------------  ----------------

Customer  deposits                               $1,329             $1,058
Accrued warranty and  installation costs          1,164              1,408
Other                                               710              1,121
                                                  -----              -----
Total other current liabilities                  $3,203             $3,587
                                                  =====              =====

4. NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consisted of the following (in thousands):


                                        September 29,         December 31,
                                            1997                  1996
                                       ---------------       --------------

  Capitalized lease obligations            $ 555                  $ 382
  Other                                       43                     50
                                            ----                   ----
                                             598                    432
  Less--Current maturities                  (256)                  (283)
                                            ----                   ----
  Long-term debt                           $ 342                  $ 149
                                            ====                   ====

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

6.  NET (LOSS) EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

Net (loss) earnings per share is computed based on the weighted average number of common and convertible preferred shares and, if dilutive, other common equivalent shares outstanding during each of the periods. The Company uses the treasury stock method for determining the effect of outstanding stock options on earnings per share.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings per Share", which is to be effective December 15, 1997. This statement establishes standards for computing and presenting earnings per share. Had this statement been adopted as of January 1, 1997, (loss) earnings per share would have been as follows:

                                               Three Months Ended                        Nine Months Ended
                                      --------------------------------------    -------------------------------------
                                        September 29,       September 30,        September 29,       September 30,
                                            1997                 1996                 1997                1996
                                      ------------------   -----------------    -----------------   -----------------

Basic (loss) earnings per share           $ (.56)                $.03              $(1.32)                $.36
Diluted (loss) earnings per share           (.47)                 .03               (1.11)                 .30


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

8.  RESTRUCTURING PROVISION

During the third quarter of 1997, the Company decided to close its Addison, Illinois manufacturing facility. Therefore, the Company, in the third quarter, recorded a $2.9 million restructuring provision for estimated facility closing costs, the shortfall between required lease and anticipated sublease payments during the facility's remaining lease term, severance and certain other non-recurring costs associated with this decision. The Company estimates that the closure of the facility will be completed by early 1998. However, the lease on the Addison facility runs through May 2002. During the third quarter, the Company spent approximately $200,000 for severance and facility closing costs.

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

Revenues for the third quarter ended September 29, 1997 were $14,636,000, a $515,000 or 3%, decrease as compared to the second quarter of 1997. The revenue decrease was the result of a continuing decrease in OEM shipments, partially offset by an significant increase in sales of electrophysiology products and a modest improvement in sales of mammography systems. The resulting decrease in gross margin was more than offset by a $613,000 reduction in operating expenses, causing the third quarter 1997 net loss before the restructuring provision to be reduced from $1,412,000, or $.17 per share, in the second quarter of 1997, to $984,000, or $.12 per share.

The Company experienced substantial losses for the nine months ended September 29, 1997 and break-even operating results in 1996, with losses in the second half of the year. The Company cannot predict when it will return to profitability, although it has taken significant steps to reduce costs and improve sales during 1997. Improvement in the Company's results of operations will depend on many factors including, among other things, demand for the Company's products and the ability of the Company to maintain or increase gross margins, control manufacturing and other costs, enter into and effectively implement distribution agreements for its Mammotest products and other products, implement its marketing and sales strategies in the United States and internationally, maintain orders under OEM agreements, renew OEM agreements on favorable terms and develop and introduce new products that compete successfully.

The Company experienced significantly lower sales under its OEM arrangements during the fourth quarter of 1996 and the first nine months of 1997 than in comparable prior periods, primarily due to decreased shipments of Tilt-C systems to GE Medical Systems.

The Company also experienced decreases in the sales of its Mammotest systems in the first nine months of 1997. Sales of Mammotest systems during the last six months of 1996 were flat when compared to the comparable six month period of 1995. The Company is facing, and expects to continue to face, aggressive and successful competition within the surgical stereotactic core needle breast biopsy market from U. S. Surgical Corporation. In October 1997, the Company entered into distribution partnerships with Johnson and Johnson's Ethicon Endo Surgery Division and with Imagyn Medical Technologies that it believes will help it more adequately address this market.

The Company believes that improving factory utilization and further reducing operating expenses will be key elements in its efforts to return to acceptable levels of profitability. The Company has announced that it intends to close its Addison, Illinois manufacturing facility and outsource or transfer Addison production, as a means of reducing its overall manufacturing costs. Accordingly, the Company recorded a $2.9 million restructuring provision in the third quarter, to provide for estimated facility closing costs, the shortfall between required lease and anticipated sublease payments during the facility's remaining lease term, severance and certain other non-recurring costs associated with this decision. The Company anticipates additional one-time costs associated with this closing. Due to the potential costs associated with outsourcing and transferring production, as well as other factors, there can be no assurance as to the timing or ultimate success of such efforts.

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

The Company is attempting to expand international sales and marketing efforts, which can be expected to result in losses from international operations until international revenues reach sufficient levels. Additionally, the Company's exposure to the risks of international business, including foreign currency risks, may increase as its international business grows. The Company attempts to minimize these risks through measures including, but not limited to, requiring payments in U.S. dollars and the use of dollar-denominated letters of credit. There can be no assurance, however, that the Company will be successful in its international sales efforts or in minimizing any associated risks.

The  Company  is  subject  to  periodic   inspections   by  the  Food  and  Drug
Administration ("FDA") whose primary purpose is to audit the Company's compliance with Current Good Manufacturing Practices ("CGMPs"), as set forth in the Quality System Regulation. This regulation establishes standards for design, testing, quality control and documentation procedures. Following a December 1996 inspection, the FDA issued Inspectional Observations Form 483 ("Form 483") and a Warning Letter regarding manufacturing practices at its Denver facility. As requested, the Company has responded to the Warning Letter regarding planned corrective actions. The Company must also obtain third-party certification of the Company's manufacturing and quality systems. This certification is expected to be submitted to the FDA during November 1997. Until outstanding GMP concerns are resolved, the Company will be unable to receive an award of a federal government contract or new marketing or export clearance for products manufactured at its Denver facility. Failure to correct the noted deviations, to obtain third-party certification, and/or other ongoing FDA concerns could also result in FDA enforcement actions which could include, among other things, seizure, injunction, and/or criminal or civil proceedings being initiated without further notice. The Company has also received a Non-Compliance Declaration from the Center for Device Evaluation and Research ("CDRH") regarding violations of the Electronic Product Radiation Control Performance Standard. The Company has responded to the Non-Compliance Declaration describing planned corrective actions as to some matters and requesting exemption as to others. The Company believes that it will be able to correct the deficiencies noted in the Form 483, the FDA Warning Letter, and the CDRH Non-Compliance Declaration, although no assurance can be given that the corrections can be accomplished in a timely manner, if at all.

Although the Company strives to operate within the requirements imposed by the FDA, there can be no assurances that these deficiencies can be corrected or that the Company will be able to satisfy FDA compliance concerns in the future. These ongoing compliance reviews and/or related delays in future product clearances could have a material adverse effect on the Company.

RESULTS OF OPERATIONS

The Company's net revenues and net loss, excluding the restructuring provision, were $14,636,000 and $984,000, respectively, for the third quarter of 1997, as compared to revenues of $20,886,000 and net earnings of $241,000 for the third quarter of 1996. The most significant factor in the decline in revenues as compared to the third quarter of 1996 was a more than 50% decline in OEM shipments, principally sales of Tilt-C systems to GE Medical Systems. Sales of general and special purpose x-ray systems also declined as compared to the third quarter of 1996. These declines were partially offset by an increase in mammography systems. The resulting decline in gross margins was partially offset by operating expense reductions totaling $1,508,000.

Including the $2.9 million restructuring provision, the third quarter net loss was $3,884,000. The restructuring provision relates to the Company's decision to close its Addison, Illinois manufacturing facility. See Note 8 to Notes to Consolidated Financial Statements.

See "Overview" for a further discussion of the recent decline in the Company's sales and the Company's efforts to reduce its manufacturing costs.

The following table sets forth the percentage of net revenues represented by certain data included in the Company's statements of operations for the periods indicated:



                                             Three Months Ended                             Nine Months Ended
                                     September 29,       September 30,            September 29,        September 30,
                                  --------------------------------------       ---------------------------------------
                                        1997                 1996                    1997                 1996
                                  ------------------   -----------------       ------------------   ------------------

Net revenues                            100.0%             100.0%                  100.0%               100.0%

Gross profit                             35.5               38.0                    34.0                 40.2

Research and development                  9.1                8.7                    10.4                  8.0

Selling, marketing and service           23.8               21.5                    29.0                 21.2

General and administrative                8.5                6.1                     8.3                  5.6

Restructuring provision                  19.8                ---                     6.9                  ---

(Loss) Earnings from Operations         (25.7)               1.7                   (20.7)                 5.4

Provision for income taxes                ---                 .4                     ---                  1.2

Net (loss) earnings                     (26.5)               1.2                   (21.8)                 3.6


Net Revenues. Third quarter net revenues were $14,636,000, a decrease of 30% from third quarter 1996 net revenues of $20,886,000. Net revenues for the nine months ended September 29, 1997 were $42,089,000, a 33% decrease from net revenues of $62,865,000 for the comparable nine month period of 1996. The Company's decrease in revenues for the three and nine months ended September 29, 1997 compared to the same periods in 1996 principally reflects a strong decrease in OEM shipments (primarily the Tilt-C system sold to GE Medical Systems). The revenue decrease for the three month periods also reflects reductions in general and specialty x-ray equipment, partly offset by improved sales of mammography products. For the nine month periods, the decline in revenues was also caused by reductions in mammography product sales. For both the three and nine month periods, the declines were reflected across dealer and direct channels of distribution, both domestically and internationally. International revenues were unfavorably impacted for the three and nine months ended September 29, 1997 compared to the same periods of 1996, due in large part to the impact of the strong dollar on export sales to Europe and Australia.

Gross Profit. For the third quarter of 1997, gross profit expressed as a percentage of net revenues was 35.5%, as compared to the 38.0% for the third quarter of 1996. For the nine months ended September 29, 1997, gross profit expressed as a percentage of revenues was 34.0%, as compared to 40.2% for the same nine month period of 1996. The decline in gross profit as a percentage of revenues was due to an increase in unfavorable manufacturing variances, as a result of a substantial decline in production caused by the reduction in OEM and other shipments and by the Company's successful efforts to reduce inventory levels. The effects of increased unfavorable manufacturing variances were partly offset by a shift in product mix from OEM shipments to proprietary products and service revenues, which generally have higher margins.

Research and Development Expenses. Research and development expenses for the third quarter of 1997 and 1996 were $1,327,000 and $1,816,000, respectively. The lower level of research and development expenses over last year is primarily attributable to efforts to narrow the focus of engineering efforts and eliminate marginal engineering efforts, as well as reductions due to the transfer of engineering activities from the Company's Addison, Illinois location. As a percentage of net revenues, third quarter 1997 and 1996 research and development expenses were 9.1% and 8.7%, respectively. The increase as a percentage of net revenues is due to lower net revenues in the third quarter of 1997.

For the nine months ended September 29, 1997 and September 30, 1996, research and development expenses were $4,393,000, or 10.4% of net revenues, and $5,025,000, or 8.0% of net revenues, respectively. The reduction in expense level is the result of efforts to eliminate marginal engineering efforts; whereas, the reduction in research and development as a percentage of net revenues is due to lower net revenues for the nine months ended September 29, 1997 as compared to the nine months ended September 30, 1996. The Company's primary area of focus remains the continuing development of digital imaging products for mammography.


Selling, Marketing and Service Expenses. Selling, marketing and service expenses for the third quarter of 1997 and 1996 were $3,487,000 and $4,489,000, respectively, or 23.8% and 21.5%, respectively, of net revenues. For the nine months ended September 29, 1997 and 1996, selling, marketing and service expenses were $12,203,000 and $13,347,000, respectively, or 29.0% and 21.2%, respectively, of net revenues. The decrease in selling, marketing and service expense for the three and nine months ended September 29, 1997 as compared to the same periods of 1996 is primarily the result of lower net revenues and is also due to the reduced scope of marketing activities. The increase as a percentage of net revenues for both the three and nine month periods of 1997 as compared to the same periods of 1996 is primarily due to the shift in mix from OEM sales to sales of proprietary products, for which the Company generally incurs commissions, warranty and installation expenses.

General and Administrative Expenses. General and administrative expenses for the third quarter of 1997 and 1996 were essentially unchanged at $1,248,000 and $1,265,000, respectively. As a percentage of net revenues, general and administrative expenses increased from 6.1% to 8.5% from the third quarter of 1996 to the third quarter of 1997. For the nine months ended September 29, 1997, general and administrative expenses were $3,490,000, or 8.3% of net revenues, as compared to $3,538,000, or 5.6% of net revenues for the comparable period of 1996. The increase in general and administrative expenses as a percentage of net revenues is primarily due to the change in net revenues, which decreased significantly in 1997 as compared to 1996.

Interest Expense / Interest Income. Interest expense for the third quarter of 1997 and 1996 was $19,000 and $99,000, respectively. Interest income for the third quarter of 1997 and 1996 was $69,000 and $75,000, respectively. For the nine months ended September 29, 1997, interest expense was $68,000, as compared to $519,000 for the nine months ended September 30, 1996. Interest income for the nine months ended September 29, 1997 and 1996 was $197,000 and $90,000, respectively.

The reduction in interest expense for both the three and nine month periods ended September 29, 1997 as compared to the same periods of 1996 is principally related to reduced borrowings under the Company's revolving line of credit and other borrowing arrangements. The Company's borrowings under its line of credit have been reduced as a result of lower working capital requirements and as a result of the use of proceeds from sales of Company stock to repay existing indebtedness under the line of credit. The increase in interest income for the nine month period ended September 29, 1997 as compared to the same period of 1996 is primarily due to average cash and cash equivalent balances, which have increased as a result of the investment in short-term securities of the proceeds from the sale of common stock that were not utilized to repay existing indebtedness in 1996. (See Note 5 to Notes to Consolidated Financial Statements.)


Net (Loss) Earnings. The Company's net loss for the third quarter of 1997, excluding the restructuring provision (see Note 8 to Notes to Consolidated Financial Statements), was $984,000 as compared to net earnings of $241,000 for the third quarter of 1996. For the nine months ended September 29, 1997, the net loss, excluding the restructuring provision, was $6,275,000, as compared to net earnings of $2,260,000 for the comparable nine month period of 1996. For the three and nine month periods ended September 29, 1997, operating results as compared to the same periods in 1996 were unfavorably impacted by the reductions in gross margin resulting from lower sales, higher unfavorable manufacturing variances, marketing and service expenses associated with sales through the direct sales channel, and the unfavorable effects of foreign translation losses caused by the strengthening U. S. dollar.

Net loss from operations, including the restructuring provision, was $3,884,000 and $9,175,000, respectively, for the three and nine months ended September 29, 1997.

INCOME TAXES

The Company's estimated effective tax rate for the year ended December 31, 1997 is currently 0%. Accordingly, no income tax benefit has been provided for the three and nine month periods ended September 29, 1997. This rate was determined based upon the anticipated 1997 results of operations includable in the domestic consolidated tax return and upon projected net temporary differences between operating results reflected in the financial statements and those required to be reflected in the domestic consolidated tax return for 1997. As of December 31, 1996, the Company had approximately $2,613,000 of net deferred tax assets, which represents credits that are more likely than not to be realized against taxable income of future years. The amount of net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income do not materialize.

No income tax provisions have been recognized for foreign tax jurisdictions and no income tax benefits have been recognized for subsidiary losses outside the domestic consolidated return because they are not expected to reverse in the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES


Net cash provided by operating activities for the nine months ended September 29, 1997 was $5.5 million compared to $4.3 million used in operations in the comparable period of 1996. The generation of cash flow from operations was primarily due to a decrease in working capital. This decrease in working capital was the result of $4.9 million in net collections of trade accounts receivable and a reduced investment in inventories of $6.1 million, partially offset by a $0.8 million reduction in trade accounts payable. The decrease in working capital investment was partially offset by a net loss before non-cash restructuring, depreciation, and amortization provisions of $4.3 million.

Net cash used in investing activities was $2.5 million for the nine months ended September 29, 1997, compared to $1.1 million for the same period in 1996. The increase was principally related to capital equipment investments related to digital mammography.

Net cash used in financing activities for the nine months ended September 29, 1997 was $0.2 million, compared to $9.4 million provided by financing activities for the same period in 1996. The amount used in financing activities for the nine months ended September 29, 1997 was primarily due to repayments of long-term debt. The amount provided by financing during the comparable period of 1996 was primarily due to proceeds from the issuance of Common Stock (See Note 5 to Notes to Consolidated Financial Statements, offset by repayments under the Company's line of credit and other debt agreements.)

As of June 30, 1997, the Company had $6.5 million in cash and cash equivalents and working capital of $29.3 million. As of September 29, 1997, the Company had no outstanding borrowings under any line of credit arrangements. The Company is currently negotiating a working capital line of credit. The borrowings under the line of credit are expected to be secured by accounts receivable, inventory and fixed assets and to be subject to borrowing base restrictions. The Company expects its long-term liquidity needs to be satisfied principally from cash flows generated from operations. The Company believes that its short-term liquidity needs can be satisfied through cash provided from operations and current cash and cash equivalent balances if a working capital line of credit is not finalized or finalization is delayed.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(A)  EXHIBITS

               Exhibits filed with this report:
`
               Exhibit No.                                  Description

                     27                              Financial Data Schedule
(B)  REPORTS ON FORM 8-K

               None



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 29, 1997 to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 FISCHER IMAGING CORPORATION


                                                 /s/ WILLIAM C. FEE
                                                 -------------------------------
                                                 William C. Fee
                                                 Vice President  /
                                                 Chief Accounting Officer
                                                 (Principal  Accounting Officer)


November 13, 1997

                                  EXHIBIT INDEX


EXHIBIT NO.                                      DESCRIPTION
   27                                            Financial Data Schedule