Form 10-K
period 1997-12-31
FISCHER IMAGING CORP
filed 1998-03-31
CIK 750901

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[XX]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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


      The aggregate market value of the common equity held by non-affiliates of the Registrant as of March 2, 1998 was approximately $25,349,000.

      The number of shares of Registrant's Common Stock outstanding on March 2, 1998 was 6,980,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

      PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR ITS 1998 ANNUAL MEETING OF STOCKHOLDERS TO BE FILED ON OR PRIOR TO APRIL 30, 1998, ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K.

                           FISCHER IMAGING CORPORATION
                                TABLE OF CONTENTS

PART I                                                                    PAGE

            Item 1.     Business                                           1

            Item 2.     Properties                                        24
            Item 3.     Legal Proceedings                                 24
            Item 4.     Submission of Matters to a Vote of
                        Security Holders                                  24

PART II

            Item 5.     Market for Registrant's Common Equity
                        and Related Stockholder Matters                   25
            Item 6.     Selected Consolidated Financial Data              27
            Item 7.     Management's Discussion and Analysis of
                        Financial Condition and Results of
                        Operations                                        28
            Item 8.     Financial Statements and Supplementary
                        Data                                              F-0
            Item 9.     Changes in and Disagreements with
                        Accountants on Accounting and Financial
                        Disclosure                                        35

PART III

            Item 10.    Directors and Executive Officers of the
                        Registrant                                        35
            Item 11.    Executive Compensation                            35
            Item 12.    Security Ownership of Certain Beneficial
                        Owners and Management                             35
            Item 13.    Certain Relationships and Related
                        Transactions                                      35

PART IV

            Item 14.    Exhibits, Financial Statement Schedules,
                        and Reports on Form 8-K                           36

                        Signatures

                                     PART I

ITEM 1.                            BUSINESS

     Fischer Imaging Corporation, incorporated in the State of Delaware in 1991, (the "Company") designs, manufactures and markets specialty and general purpose medical imaging systems for the diagnosis and treatment of disease. The Company's newest products are directed towards medical specialties (such as the diagnosis and treatment of breast cancer, heart disease and vascular disease) in which image-guided, minimally invasive therapies are replacing open surgical procedures. The Company also designs and manufactures specialty x-ray imaging components and subsystems for several leading medical products companies as an Original Equipment Manufacturer ("OEM") and sells general radiology systems for use in hospitals, clinics and physicians' offices.


PRODUCTS AND MARKETS

        The Company's current proprietary products include specialty imaging systems that serve image-guided, minimally-invasive markets, and general radiology products. Major markets served include: Breast Cancer Screening and Biopsy, Electrophysiology, Endovascular and Interventional, and General Radiology. The Company also designs and manufactures specialty x-ray imaging components and subsystems as an OEM for several leading medical equipment manufacturers, including GE Medical Systems, a division of General Electric Company, Varian Associates, Inc. ("Varian"), Storz Medical AG ("Storz"), Picker International, Inc. ("Picker") and Dornier Medizintechnik (Medtech) GmbH ("Dornier").

        BREAST CANCER IMAGING AND BIOPSY MARKETS

        MARKET OVERVIEW

        Breast cancer is the leading cause of cancer death among the 27 million women in the United States between the ages of 40 and 55 and the second leading cause of cancer death among all women in the United States. According to the American Cancer Society, approximately 185,000 new cases of breast cancer are diagnosed and 45,000 women die annually from the disease. The incidence of breast cancer increases with age, rising from about 100 cases per 100,000 women starting at age 40 to about 400 cases per 100,000 women at the age of 65. Thus, the Company believes that the large number of aging baby boomers coupled with increased breast cancer screening rates and education will lead to an increase in the number of breast cancer screening and diagnostic procedures.

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

        If the results of a diagnostic mammogram are indeterminate, a breast biopsy is typically performed. The Company believes that approximately 1.0 million biopsies are performed annually, 70% to 90% of which result in a benign diagnosis. The most common forms of biopsy procedures are open surgical, stereotactic core needle and ultrasound-guided core needle biopsies.

        Open Surgical Biopsy. Open surgical biopsy has been the most commonly used method of diagnosing breast cancer for many years. Although open surgical biopsy typically provides the tissue sample necessary for a definitive diagnosis, the procedure has several disadvantages: (1) it must generally be performed in an operating room with general anesthesia, (2) it takes approximately one hour and requires one to two days of recuperation at home, (3) the skin incision and large amount of tissue removed may be disfiguring, (4) internal tissue scars can impair the ability of subsequent mammograms to detect potentially cancerous lesions, and (5) the aggregate cost, including surgical fees and operating room charges, is believed to currently range from approximately $2,500 to $5,000.

        Stereotactic Core Needle Biopsy. Stereotactic core needle biopsy was pioneered by the Company and a group of radiologists with the development of the Company's Mammotest(R) system in the late 1980s. As an alternative to open surgical biopsy, stereotactic core needle biopsy offers a less-invasive procedure, lower cost and minimal scarring of the breast, while maintaining accuracy in cancer detection. Stereotactic core needle biopsies using systems such as the Company's Mammotest system can be performed in a physician's office, breast imaging center or hospital. Initially performed by radiologists, the procedure is now being more widely adopted by surgeons as they become aware of the accuracy and less-invasive nature of the procedure. The typical billing for the procedure is believed to currently range from $750 to $1,200.

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

       The Company believes that the number of stereotactic core needle biopsy procedures performed in 1990 was approximately 500, but has grown, in recent years, to approximately 200,000 procedures annually. The increased acceptance and use of core needle biopsy techniques has been driven by the clinical and cost advantages of core needle biopsies, as well as improvements in tissue removal systems such as the Mammotome(TM) device from Biopsys Medical, Inc. (a Johnson & Johnson company), which can be used in conjunction with the Company's Mammotest system. Several television programs aired since 1993 on the benefits of stereotactic core needle biopsy have increased awareness of women and managed care organizations as to the cost savings and less-invasive nature of the procedure. Finally, failure to diagnose breast cancer on a timely basis is currently the leading cause of malpractice lawsuits against physicians, which the Company believes is causing more biopsies to be requested.

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

        There are a number of new and developing technologies, such as digital mammography and magnetic resonance imaging, that may be used to detect, diagnose, and enhance post-diagnostic treatment of breast cancer. The Company has products under development using both technologies:

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

        MAMMOTEST(R)/MAMMOVISION(R). The Company's Mammotest stereotactic core needle biopsy system, first introduced in 1989, is designed expressly for core needle biopsy of the breast and represents substantial improvements over open surgical biopsy for most patients requiring diagnosis for breast cancer. The Mammotest system consists primarily of an elevating, prone position table, a mammographic x-ray imaging system and a stereotactic needle guidance system. The Company is one of only two manufacturers worldwide of prone position tables. In 1992, the Company introduced Mammovision, the first charge coupled device ("CCD") imaging system cleared by the U.S. Food and Drug Administration ("FDA") that permits near real time imaging of breast tissue. With the aid of proprietary software for the Mammovision computer, coordinates of the lesion can be quickly calculated using a computer trackball. These coordinates are then sent via a computer interface to the Autoguide, a motor driven needle holder assembly that precisely aims the biopsy needle directly at the lesion. Mammovision has become a standard for providing computer based imaging for the Mammotest system.

        Since 1990, approximately 600 Mammotest systems have been installed worldwide, with the vast majority in the United States. The list price of the Mammotest system with Mammovision is $225,000. A Mammovision sold separately has a list price of $95,000.

        MAMMOTEST PLUS(TM)/MAMMOVISION PLUS(TM). The Company introduced Mammotest Plus and Mammovision Plus in November 1995. The Mammotest Plus system permits its operator 360 degree access to the breast and incorporates the software and hardware features of Target on Scout(TM) and Lateral Arm that allow small breasts (compressed to less than 2.5cm) and breasts with lesions located near the axilla or very posterior to the chest wall to be biopsied more easily. Mammovision Plus is a new CCD imaging system that provides an optional expanded field of view (10 x 5cm versus 5 x 5cm) as well as the ability to remove the camera from the Mammotest table. This feature permits the operator to install the Mammovision Plus camera on the Company's HFX diagnostic mammography system. Thus, near real time digital imaging can be performed in conjunction with standard diagnostic mammography. As a result, the cost of the system can be amortized across a larger number of procedures thus potentially expanding the Company's market for Mammotest Plus and Mammovision Plus systems. The list price of a Mammotest Plus system with Mammovision Plus is approximately $225,000.

        MAMMOTEST PLUS "S"(TM) SURGICAL SYSTEM. The Mammotest Plus "S" Surgical System was introduced in February 1998 in support of the Company's surgical alliance with Ethicon Endo-Surgery, Inc., a Johnson & Johnson company ("Ethicon Endo-Surgery"). This enhancement of the Company's Mammotest Plus prone biopsy system is designed to support the more advanced techniques performed in the surgical market segment. The list price of the Mammotest Plus "S" system is approximately $280,000.

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

        HFX PLUS(TM) MAMMOGRAPHY SYSTEM. The HFX Plus has all the benefits and capabilities of the HFX with the addition of digital spot imaging. The HFX Plus can accept the removable CCD camera from the Mammotest Plus stereotactic table, which allows communication with a Mammovision Plus digital workstation. Problematic dense tissue or thin, low absorption tissue areas can be evaluated on the digital camera. Digital technology gives a wider range of contrast controls, providing enhanced visualization of faint lesions over that of conventional film screen imaging. The list price of the HFX Plus Mammography System is $62,000.

        SENOSCAN(TM) DIGITAL MAMMOGRAPHY SYSTEM. The Company is a leader in the development of full-field digital mammography systems. Digital mammography provides a number of advantages over film screen mammography, including an improved ability to image dense breast tissue, reduced radiation dosage to the patient, real time imaging and the ability to store images in a digital format which may be transmitted over high-speed telecommunication networks, thus allowing remote diagnosis. The Company believes that its SENOSCAN full-field digital mammography system, which was introduced as a prototype in late 1995, will offer all of these advantages.

        The Company believes there is a large potential market for digital mammography. The Company's SENOSCAN digital mammography system currently under development may represent a significant technological advance in the imaging of breast tissue, especially in younger women. Current film screen mammography technology is limited in its ability to image the dense breast tissue of younger women. As reported by the American Cancer Society, women under age 50 experience significant incidence of breast cancer, with more than 20% of breast cancer cases detected in women under that age.

        The Company has installed SENOSCAN systems in five locations, three of which are performing clinical testing on approximately 500 patients. This clinical testing will image patients for a study comparing results of film screen and digital mammography (an "agreement study"). The Company plans to submit a 510(k) application, together with the results of these clinical trials, to the FDA during 1998, which is later than originally anticipated due to start-up equipment issues and patient acquisition delays. See "Business-Government Regulation."

        While the Company expects that its SENOSCAN system may cost more than conventional film screen mammography systems, it believes that the increased benefits from improved imaging will more than offset the increased capital costs.

       PROTOTYPE MR BIOPSY SYSTEM. The Company has designed and manufactured a prototype MR biopsy system that is compatible with the GE Medical Systems' Signa 1.5T magnetic resonance imaging system, which constitutes a significant portion of the 4,000 installed magnetic resonance imaging systems believed to be in operation in the United States. Although clinical trials of the prototype system, designed to further test the system's ability to reliably biopsy breast lesions using magnetic resonance imaging as its guidance modality, have not yet begun, the Company believes these trials will commence in the near future. The Company believes that the primary use of Breast MR, combined with biopsy capabilities, will be to stage known cancers, providing the physician and patient with additional information concerning the appropriateness of lumpectomy as opposed to mastectomy.

       The Company experienced decreases in its sales of its Mammotest systems in the second half of 1996 and in 1997. See "Competition." In October 1997, the Company entered into a marketing partnership with Ethicon Endo-Surgery and a distribution agreement with Imagyn Medical Technologies, Inc. ("Imagyn") that it believes will help it more adequately address this market. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview".


        ELECTROPHYSIOLOGY MARKETS

        MARKET OVERVIEW

        The Company estimates that of the 550,000 annual heart attack deaths in the United States, more than 350,000 are related to ventricular tachycardia (very rapid heartbeat) or other cardiac arrhythmias that may induce sudden death. Cardiac arrhythmias are irregular heartbeats that arise when the normal pattern of conduction of electrical impulses in the heart is disrupted. Cardiac arrhythmias can range from isolated premature contractions to tachycardia that may lead to life-threatening episodes of ventricular fibrillation.

        Atrial fibrillation is a common, normally non-life threatening form of atrial tachycardia. Currently, approximately 2.2 million people in the United States are believed to have this condition. Atrial fibrillation is normally treated by cardioversion, a procedure in which an external electrical shock is applied to the chest to restore a normal pattern of conduction of electrical impulses in the heart. Episodes of atrial fibrillation are a frequent cause of strokes due to emboli (clots) formed in the heart dislodging and blocking cerebral arteries. An industry source estimates that atrial fibrillation causes 75,000 strokes each year.

        The treatment of arrhythmia patients typically involves a diagnostic EP study and the prescription of an anti-arrhythmic drug, corrective open heart surgery, the implantation of an implantable cardiovertor defibrillator ("ICD") or interventional therapy such as radio frequency ("RF") ablation. The Company estimates that approximately 200,000 EP studies are performed annually.

        EP studies, which are performed by inducing arrhythmias in patients, are increasingly being undertaken in a dedicated electrophysiology laboratory ("EP Lab"). The arrhythmia is generally induced by electrostimulation of the heart through the percutaneous introduction of catheters into veins leading into the heart. Tilt table testing is also performed to observe presence or absence of transient fainting when the patient is moved to a natural, upright position. If it is determined that the patient might benefit from a surgical or other interventional procedure, the electrical activity in the patient's heart is generally mapped in an effort to locate the precise area of the heart that is causing the arrhythmia or tachycardia. EP x-ray imaging positioners, tilt-tables, stimulators and recording devices are used during these procedures, all of which the Company manufactures.

        The Company expects the EP market to continue to expand over the next several years based on the increased use of ICD implantation and the development of RF ablation and new catheter-based technologies for the treatment of ventricular tachycardia and atrial fibrillation. ICDs are typically implanted in patients who have experienced ventricular tachycardia and are diagnosed to be at risk of ventricular fibrillation and sudden cardiac death. The Company expects continued growth in the use of ICDs as a result of studies indicating that ICDs may provide a more effective therapy for ventricular fibrillation than existing drug therapies. The development of transvenous leads for ICDs and smaller device sizes that allow pectoral implantation will allow ICDs to be implanted in outpatient dedicated device implantation suites which can be operated less expensively than standard operating rooms. The Company believes growing use of pectoral implantation of ICDs will provide an expanding market opportunity for dedicated device implantation suites which will require x-ray imaging equipment.

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

        Until recently, most EP procedures were performed in cardiac catheterization laboratories or performed with mobile fluoroscopic systems. The Company, with the cooperation of the University of Colorado Health Sciences Center, developed the first dedicated EP system in 1985, and since that time has sold over 100 dedicated EP systems, primarily to teaching hospitals in the United States.

        EP/X(TM). In 1995, the Company introduced the EP/X system, an economical, state of the art single plane x-ray imaging system. The EP/X system meets most general purpose EP requirements for both community and teaching hospitals. The EP/X is offered optionally with the Company's patented automatic pulse progressive fluoroscopy system. The list price of the system ranges from $300,000 to $380,000. As a result of healthcare industry cost containment pressures, the majority of the Company's EP system orders have recently included the EP/X system.

        EP/X2(TM). The EP/X2 is a cost-effective, ceiling suspended, bi-plane fluoroscopy system. The Company believes that bi-plane imaging will be increasingly required for new, developing EP procedures such as catheter treatment for ventricular tachycardia or atrial fibrillation. The Company believes the flexibility of the ceiling suspended system will allow versatile use of the bi-plane x-ray system whether in a dedicated EP laboratory or in a surgical suite. EP/X2 complements the Company's existing, more expensive, bi-plane Cardiac CX/Pegasus imaging system. The EP/X2 carries a list price significantly below the lowest priced competitive systems currently available. The Company both received 510(k) clearance for the EP/X2 from the FDA and began shipments during 1997. EP/X2 is now installed in several leading EP laboratories throughout the United States. The list price of the EP/X2 is $800,000.

        CARDIAC CX/PEGASUS(TM). The Cardiac CX/Pegasus is a fully-integrated bi-plane system for cardiac special procedures laboratories. The Cardiac CX/Pegasus has a list price of $1,200,000.

        EPIC(R). EPIC is a computerized image management system used to integrate and display x-ray images and electrocardiogram ("ECG") signals during an EP procedure. The EPIC can handle both bi-plane and single plane images and provides the ability to display three ECG signals from the EPACE recording system on the x-ray imaging system in both the control room and the procedure room.

        EPACE(TM). The EPACE product is a computer-based 32 channel recording system. It is also the foundation for the Company's integrated EP Lab, in which EPACE is linked by a computer interface to the EPIC imaging computer and the EP/Stim(TM) computer controlled stimulator under development.

        EP STIMULATORS. The Company currently markets the DTU-215 EP Stimulator, a four-channel stimulator for use in EP labs and has under development the EP/Stim, a computer controlled stimulator that would allow direct communication with the Company's EPACE product. The DTU-215 EP Stimulator lists for $22,000. During 1997, the Company continued work towards a 510(k) notification for the EP/Stim to the FDA, and now believes this submission will occur during 1998.

        Competitors in the EP market such as GE Medical Systems, Philips Electronics ("Philips"), Siemens A.G. ("Siemens"), and Toshiba America Medical Systems, Inc. ("Toshiba") provide single-plane systems for the EP Lab at prices ranging from $500,000 to $600,000. The Company's dedicated EP systems are designed specifically for the requirements of the electrophysiologist and are offered at prices under the competition for the EP/X single-plane system.

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

        Percutaneous catheter techniques have been used for over a decade to treat a significant number of vascular disorders. These procedures, which are guided by high performance x-ray imaging, are significantly less-invasive and less costly than open surgical procedures. The procedures were initially developed by cardiologists and radiologists and performed in cardiac catheterization or angiographic laboratories in hospital cardiology or radiology departments.

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

        AAAs are vascular enlargements which are difficult to treat and, if left untreated, increasingly susceptible to rupture, usually resulting in death. Several companies have developed stent grafts which are deployed across the aneurysm following percutaneous catheter introduction. The x-ray imaging requirements for percutaneous AAA repair are demanding and typically cannot be met by the capabilities of mobile c-arm intensifier systems. The Company believes that stent grafts will eventually provide a less-invasive method of treating the estimated 190,000 AAAs diagnosed yearly in the United States. Currently, only an estimated 45,000 patients undergo open surgery annually in large part due to the high mortality and morbidity associated with the procedure.

        In addition, the use of laparoscopic cholecystectomy (minimally-invasive gall bladder removal) procedures has grown dramatically over the last several years. These procedures normally require the use of x-ray systems in the operating room to perform intraoperative cholangiograms (x-ray studies of the gallbladder). The Company believes that continued growth in the use of laparoscopic and other minimally-invasive procedures will increase the demand for dedicated x-ray systems in the operating room.

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

        PRODUCTS

        2000 AND 2001 SERIES. The 2000 and new 2001 Series products include dedicated specialized x-ray imaging systems designed for installation in an operating room. These systems include a ceiling suspended isocentric c-arm x-ray imaging system with state of the art angiographic and digital image management capabilities, and a surgical table with motorized control for rotation, tilting and elevation. An unobstructed 80 inch cantilevered carbon fiber table top supports the patient and permits full body x-ray imaging of patients. The surgical table provides full capability for the performance of open surgical procedures, including open heart operations. The 2001 provides increased x-ray tube heat capacity and the capability to add a 12 inch image intensifier.

        The 2000/2001 Series systems include high line variable frame rate progressive fluoroscopy for x-ray dose reduction of up to 80% with no loss in image quality. The Company believes this feature is very important because the 2000/2001 Series systems are frequently used by many non-radiology trained specialists to perform procedures such as catheter placements, pacemaker implantation and general orthopedics.

        The Company is not aware of any other company making dedicated x-ray imaging systems for surgery with similar features to the 2000/2001 Series systems. A number of manufacturers provide less expensive mobile c-arm intensifier systems to meet x-ray imaging requirements in surgery. However, the 2000/2001 Series systems incorporate improved image quality, ease and speed of positioning, x-ray dose reduction and on-line angiographic image processing, thus providing unique advantages over a mobile c-arm. The Company believes these product features are important to surgeons who perform endovascular procedures in the operating room. Since 1991, the Company's 2000/2001 Series systems have been distributed by International Surgical Systems ("ISS") under an OEM agreement. ISS's list price for the 2000/2001 Series products is approximately $499,000.

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

        GENERAL RADIOLOGY PRODUCTS

        In addition to breast cancer, electrophysiology and OEM products, the Company sells other diagnostic x-ray imaging systems and other products used for general x-ray procedures. These systems are sold domestically and internationally through direct and dealer distribution channels for use in hospitals, clinics and physician's offices for general radiographic and fluoroscopic screening.

        Traumex(R). The Company's Traumex x-ray imaging system provides unique positioning capabilities which require minimal patient movement, making it well suited for emergency room applications. It also serves as a versatile general radiographic system for hospitals. The list price of the Company's Traumex system ranges from $140,000 to $200,000.

        RAD DX. The Company also manufactures and sells Rad DX and other general radiographic systems to hospitals and clinics. The Rad DX product line includes x-ray imaging products for use in clinics and physicians' offices, which generally sell for approximately $35,000, and systems for hospitals which generally sell in the range of $80,000 to $120,000.

        RF-X SERIES. The Company's RF-X Series systems are composed of fluoroscopic tables used in conjunction with generators and imaging chains and are sold through direct, dealer and OEM channels. These are radiographic and fluoroscopic systems designed for real time x-ray imaging which are sold to both clinics and hospitals with list prices ranging from $175,000 to $250,000.

        OEM AGREEMENTS

        The Company also designs and manufactures specialty x-ray imaging components and subsystems for several leading medical products companies as an OEM. Sales under OEM contracts constituted approximately 31% of the Company's 1997 total revenues. These OEM relationships provide the Company with opportunities to share the cost of development and use of new technologies, and to achieve manufacturing cost savings through higher volumes for components and subsystems used in other products while, in most cases, maintaining an ownership interest in product designs. These OEM contracts expire on various dates between 1998 and 2001 but, under some circumstances, provide that orders under these contracts may be reduced or terminated earlier than the applicable contract's expiration date. The Company's sales under its OEM agreements have fluctuated significantly in the past and may continue to do so in the future.

        GE Medical Systems. GE Medical Systems, currently the holder of a 16% interest in the Company, is a major customer, accounting for approximately 7.5% of the Company's 1997 total revenues. Under its OEM contract, GE Medical Systems is required to purchase certain minimum annual quantities of Tilt C positioners from the Company. The Tilt C positioner is a multi-purpose 90 degree tilting table with a cantilevered table top and sophisticated positioner controls. These multi-purpose systems are used in biopsies and other interventional procedures, as well as in general imaging studies. The OEM contract expires in December 1999. The Company may also independently sell systems incorporating its Imager III version of the Tilt C system.

        Varian. The Company provides a line of x-ray generators and imaging systems to Varian for incorporation into Varian's Ximatron radiotherapy simulator system. The Company has provided Varian with imaging systems since 1983 and is currently working under a multi-year contract which expires in October 1998.

        Storz. Under a ten-year agreement with Storz which expires in 1998, the Company has designed and manufactures the c-arm x-ray imaging system used with Storz Medical's Modulith SLX lithotripter (a non-invasive system for breaking kidney stones). The Modulith SLX is sold worldwide, including the United States since its clearance by the FDA in 1995.

        Picker. The Company supplies Picker with a complete line of radiographic and fluoroscopic systems which includes the Company's x-ray generator, imaging chain, table and tube stand. The Company's agreement with Picker expired in February 1997, although deliveries will continue through the first quarter of 1998. In March 1997, the Company and Picker entered into a master agreement whereby Picker may purchase certain cardiac catheterization systems from the Company over the next several years. Negotiations for additional products that will be included under the master agreement are on-going.

        Dornier. The Company supplies Dornier with x-ray imaging systems for sale with Dornier's lithotripter systems. Dornier systems are sold worldwide, and have been sold in the United States since 1995 when FDA clearance was received. The agreement expires in December 2001.

        ISS. The Company sells its 2000 and 2001 Series specialty x-ray imaging system to ISS under an OEM agreement. Under this agreement, ISS is responsible for sales and marketing of these systems, while the Company is responsible for installation, applications training and service for 2000/2001 Series systems sold by ISS. ISS currently has five direct sales people selling the 2000/2001 Series in the United States. Both companies are permitted to market the product outside of North America. This agreement expires in December 1998.

        RISKS ASSOCIATED WITH OEM AGREEMENTS

        Many of the Company's OEM customers are also competitors and have larger installed customer bases and far greater financial, management, manufacturing, sales and marketing and other resources than the Company. The business strategies and manufacturing practices of the Company's OEM customers are subject to change and such changes may result in decisions by these customers to seek other sources for products currently manufactured by the Company or to manufacture these products internally. Additionally, these OEM customers have increasingly sought to obtain price concessions from the Company or the pass through of cost savings achieved by the Company in the form of lower prices. The Company's OEM contracts are usually non-exclusive. OEM customers generally may modify, limit or terminate the contract or purchase orders under the contract on short notice with modest or no penalties. OEM customer orders may be influenced by factors relating to the OEM customer's business such as sales of the product, changes in product or marketing strategy, changes in components of the end product manufactured by others and development of new products. Additionally, the timing of product orders under these OEM contracts has fluctuated and is likely to continue to fluctuate on a quarterly or annual basis. Under these OEM contracts, the Company is required to design, develop and manufacture its products to meet the specifications of the OEM customers and from time to time the Company may be required to correct deficiencies identified in these products. The Company's OEM agreements involve complex products, and changing product specifications and requirements that may lead to the renegotiation of these agreements from time to time. These negotiations may result in disagreements which could adversely affect relationships with OEM customers. For example, in late 1997 and early 1998, the Company was involved in litigation over pricing under an OEM contract. Although a favorable outcome was obtained in this instance, there can be no assurance that this or other OEM relationships and revenues will not be adversely affected in any future negotiations or disagreements. Moreover, order rates under the Company's OEM contracts can decline over the term of the agreement and may not be renewed upon expiration, causing revenues to decline significantly. The Company may not be able to replace revenues lost in such situations. There can be no assurance that the Company will be able to maintain its existing, or establish new, OEM relationships and the loss of any of its OEM relationships could have a material adverse effect on the Company's business and profitability.

SALES AND MARKETING

       In the United States, the Company currently markets its products through its direct sales force and certain dealers. Direct sales offer the Company higher margins, more central control over the sales process and customer contacts, and ongoing service revenues. The Company believes that more sophisticated products such as certain breast cancer, EP and endovascular systems require a focused and dedicated sales force. As a result, the majority of the Company's sales of Mammotest and EP systems are made through its direct sales force. The Company believes that general radiology systems are more appropriately sold by dealers because such products require broader distribution and more competitive pricing. Accordingly, the Company markets its general radiology systems through its dealer organization. Certain of the Company's dealers market the Company's entire product line, while others focus exclusively on the general radiology market. As of December 31, 1997, the Company had 24 direct sales people whose territories primarily cover large metropolitan areas and approximately 30 independent dealers which cover the remainder of the United States. The Company also expects to benefit from recently announced marketing alliances with Ethicon Endo-Surgery and Sterling Diagnostic Imaging, Inc. ("Sterling"). Both organizations have direct sales organizations and marketing resources substantially larger than those of the Company. See "Strategic Alliances."

        Historically, the Company has focused its marketing efforts in the United States. In recent years, however, the Company has expanded its international marketing efforts to support the Company's expansion into the European, Asian and Latin American markets. The Company formed subsidiaries in Australia (1984), Europe (1993), and China (1996) to manage its sales and its dealer networks in Asia and Europe, respectively. International sales are also made through a network of dealers in Latin America and the Middle East. As of December 31, 1997, the Company had 10 direct sales people and approximately 45 dealers conducting the Company's international sales efforts.

        The Company's key marketing activities include trade shows, professional journal advertising, telemarketing and the organization and administration of seminars, conferences and physician training programs. The marketing group develops sales leads and assesses both customer satisfaction with the Company's products and direct and dealer service performance.

        The Company's service organization is responsible for installing the Company's products and providing warranty service. Company products sold by the direct sales force carry limited warranties covering parts and labor for periods ranging from six to twelve months. Company products sold through dealers and to OEM customers carry limited warranties with terms ranging from six to twelve months which cover only parts or components supplied by the Company. Service personnel provide maintenance service under contracts or at hourly rates from several locations in the United States.

The Company's direct service organization services its products in some foreign countries. In other foreign countries, the Company services its products through dealers and third parties. As of December 31, 1997, the Company employed 41 field and technical support engineers and 14 administrative and management personnel in its U.S. service organization.

INTERNATIONAL OPERATIONS

        Revenues from customers based outside the United States accounted for 18.7% and 21.2% of the Company's total revenues in 1997 and 1996, respectively. These revenues included sales to foreign OEM customers of 11.5% and 11.7% of the Company's 1997 and 1996 total revenues, respectively. In addition, the Company has OEM contracts with several foreign and multinational companies that distribute the Company's products internationally and within the United States. Risks of doing business outside the U.S. include: the expense and difficulty of establishing, expanding, and managing international operations; the uncertainty of market acceptance of the Company's products; the difficulty of enforcing agreements, collecting receivables, and protecting intellectual property in foreign countries; the potential imposition by foreign countries of additional withholding taxes, income taxes, tariffs, or other restrictions on foreign trade; and potential difficulties in obtaining U. S. export licenses. The Company, in 1997, did experience reductions in its international business. There can be no assurance that this market will improve in 1998, that the Company's international business will grow in the future, or that any of the foregoing risks will not result in a material adverse effect on the Company. See Note 10 "Foreign Operations", of Notes to Consolidated Financial Statements for additional information.

STRATEGIC ALLIANCES

        During 1997, the Company announced several strategic marketing and distribution alliances which it believes will allow it to compete more effectively in the markets where its products are used.

        Ethicon Endo-Surgery, Inc., a Johnson & Johnson company. In October 1997, the Company entered into a marketing partnership with Ethicon Endo-Surgery for the marketing and sale of Mammotest Plus "S", a version of the Company's Mammotest Plus prone biopsy system designed for the requirements of the surgical market. This system has a list price of $280,000. In order to realize any significant increase in revenues under this arrangement, the Company will be required to attain and sustain the manufacturing capacity necessary to meet any additional demand generated by this marketing partnership. Under the terms of this relationship, in the event the Company is unable to meet its product delivery obligations, Ethicon Endo-Surgery may acquire the right to obtain a license to manufacture and sell certain Company products. Any such license would give the Company specified royalty rights on each sale.

        Imagyn Medical Technologies, Inc. Also announced in October 1997, was the Company's distribution agreement with Imagyn for the sale of the Company's Mammotest Plus prone biopsy systems with Imagyn's Percutaneous Breast Biopsy device.

        Sterling Diagnostic Imaging, Inc. In November 1997, the Company entered into an alliance with Sterling Diagnostic Imaging, Inc. ("Sterling") under which the Company will develop specific digital radiographic systems utilizing Sterling's FDA-cleared DirectRay(TM) digital image detector technology with the Company's positioning and x-ray components. Potential clinical benefits of digital image acquisition over film-based imaging include fewer retakes, faster diagnosis, remote image interpretation, image integration with other patient records, reduced film and other supply costs, and higher equipment utilization. The Company will manufacture complete systems, which will be marketed and sold by both companies. The Company will perform installation, service, and support functions. The first system expected to be developed is a dedicated digital chest system, with a list price of approximately $350,000. Shipment of the first prototype chest system is expected in the second quarter of 1998, with production units expected to begin delivery in the second half of 1998.

BACKLOG

        The Company's backlog generally includes only product orders for which delivery is requested within the succeeding twelve month period. Although the Company has multi-year agreements with several OEM customers and occasionally has other orders with longer than twelve month lead times, such orders are included in backlog only at the time when the requested delivery date falls within the twelve month period.

        As of December 31, 1997 and 1996, the Company's backlog was approximately $24.2 million and $19.4 million, respectively. Backlog as of any particular date should not be relied upon as being indicative of the Company's net revenues for any future period.

RESEARCH AND DEVELOPMENT

        The Company has a number of potential new products in various stages of development. Currently, the Company's research and development efforts are focused on the development of SENOSCAN, its full field digital mammography system employing CCD imaging technology. In addition, the Company is expending significant research efforts on EP systems, advanced image processing and high frequency generator design. Research and development expenditures totaled $6.0 million, $6.7 million and $6.7 million in 1997, 1996 and 1995, respectively, a portion of which expenditures was shared by the Company's OEM customers.

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

        The Company believes that its ability to develop technical innovations and apply them to new products designed for targeted clinical applications has been and continues to be important to its success. The Company's key areas of engineering expertise include digital image processing, structural mechanical design, microprocessor control of servo systems, high voltage x-ray generator design and high resolution video systems. As of December 31, 1997, the Company employed 57 engineers and technicians in research and development.

        RISKS OF TECHNOLOGICAL CHANGE AND NEW PRODUCTS

        The market for the Company's products is characterized by rapid and significant changes in competitive technologies, evolving medical industry standards and the frequent introduction of new products. Competing core needle biopsy systems and other products competitive with the Company's products have recently been introduced which could adversely affect the Company's sales, profitability and market share. For example, a major surgical supply company continues to aggressively market a large diameter core needle biopsy device with a competitor's breast biopsy table. Alternative surgical procedures or technologies or new medications may also be developed and marketed. For example, products based on new technologies could replace or reduce the importance of current procedures that utilize the Company's products and render these products noncompetitive. Accordingly, the Company's success will depend in part on its ability to respond quickly to new product introductions, marketing campaigns and medical and technological changes through the development of new products. There can be no assurance that the Company will be able to develop new products in the future on a timely or cost-effective basis, if at all, or that the Company's current products will not be rendered obsolete or noncompetitive.

        RISKS OF NEW PRODUCT DEVELOPMENT AND MARKET ACCEPTANCE

        The Company has a number of potential new products in various stages of development. Currently, the Company's research and development efforts are focused on the development of a full-field digital mammography system known as SENOSCAN which is in clinical trials but has not yet received clearance or approval from the FDA. In addition, significant efforts are being expended on EP systems, advanced image processing and high frequency generator design. These products involve technological innovation and require significant planning, design, development and testing at the technological, product and manufacturing process levels. These activities require significant investments in research and development, equipment, inventory, manufacturing and marketing by the Company. Lengthy and expensive clinical trials could also be required prior to submission to the FDA and to obtaining FDA clearance or approval. There can be no assurance that the Company will be able to successfully design, manufacture and market these new products or that the new products will receive FDA clearance or approval. In addition, the Company's newest products may be used with minimally-invasive surgical procedures and the Company believes that it must demonstrate to physicians and managed healthcare organizations the clinical benefits, safety, efficacy and cost-effectiveness of its products for such procedures. In particular, the Company must demonstrate that its products are an attractive alternative to other products and methods that may be widely accepted. There can be no assurance that surgeons will embrace such techniques as replacements for open surgical procedures or that hospitals will be willing to invest in and utilize the Company's products. Lack of widespread acceptance of these products could have a material adverse effect on the Company's future revenues and earnings. See "- Research and Development."

COMPETITION

        The Company encounters and expects to continue to encounter intense competition in the sale of its products. The Company believes that it maintains, with respect to each of its products, distinct competitive advantage in one or more of these areas: the clinical aspects of the products, product features, speed of introduction of new products utilizing changes in technologies, performance and quality, upgrade flexibility, price and customer service. The Company's competitors include large multinational corporations and their operating units, including GE Medical Systems, Siemens, Philips, Toshiba, Shimadzu Precision Systems, Inc. Medical Systems Division ("Shimadzu") and Picker, as well as a number of other companies such as Trex Medical Corporation ("Trex Medical"). These companies typically have a larger installed base and far greater financial, management, manufacturing, sales and marketing, and other resources than the Company. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, manufacture, promotion and sale of their products than the Company.

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

        The Company's Mammotest system principally competes with the prone-positioning breast biopsy system manufactured by Lorad ("Lorad"), a division of Trex Medical, which Lorad has aggressively priced and marketed. Many larger companies, including GE Medical Systems, Philips and Siemens, also offer stereotactic add-on systems. During 1996, U.S. Surgical Corporation ("U.S. Surgical") introduced a 20 millimeter (0.78 inch) diameter tissue removal system which is sold with a stereotactic table manufactured for U.S. Surgical by Lorad on a private label basis. U.S. Surgical is competing aggressively and successfully within the surgical stereotactic core needle biopsy market, adversely affecting the Company's sales of its Mammotest systems. See Item 3 "Legal Proceedings" for a discussion of the Company's patent infringement litigation against Lorad.

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

        FDA regulations require manufacturers of medical devices to adhere to "Good Manufacturing Practices" ("GMPs"), which include testing, quality control and documentation procedures. The Company's manufacturing facilities are subject to periodic inspection by the FDA. In March 1995, the Company was issued a Warning Letter by the FDA concerning documentation and other deficiencies at its Denver facility. The Company rectified these deficiencies and resolved this matter with the FDA in June 1995. In September 1995, the Company received a Warning Letter from the FDA with respect to documentation and other deficiencies at its Chicago facility. The Company corrected these deficiencies, obtained third-party certification of its corrections, and was notified by the FDA that these actions resolved the matter. In December 1996, following an inspection, the FDA issued Inspectional Observations Form 483 ("Form 483") regarding manufacturing practices at its Denver facility. Subsequently, the FDA issued a Warning Letter concerning deficiencies noted during the December 1996 inspection. The FDA requested a written response to the Warning Letter regarding the Company's planned corrective actions and a favorable third-party certification of the Company's manufacturing and quality systems. The Company has completed these actions, including the receipt and submission to the FDA of a favorable third-party certification, and believes it has resolved the FDA's GMP concerns. Failure to satisfy FDA requirements can result in the Company's inability to receive awards of federal government contracts, to receive new marketing or export clearances for products manufactured at its Denver facility, or FDA enforcement actions including, among other things, product seizure, injunction, and/or criminal or civil proceedings being initiated by the FDA without further notice. The Company also received separate correspondence from the Center for Device Evaluation and Research ("CDRH") regarding violations of the Electronic Product Radiation Control Performance Standard. The Company believes that it has been able to correct the deficiencies noted in the Form 483, the FDA Warning Letter, and the communication from the CDRH, although no assurance can be given to that the corrections will be sufficient. Although the Company strives to operate within the requirements imposed by the FDA, there can be no assurances that these deficiencies can be corrected or that the Company will be able to satisfy FDA compliance concerns in the future. These ongoing FDA compliance reviews and/or related delays in future product clearances could have a material adverse effect on the Company.

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

        Each of the Company's products is required to receive FDA clearance or approval prior to commercialization. To date, all of the Company's products have been classified by the FDA as Class II medical devices and have been eligible for FDA marketing clearance pursuant to the FDA's 510(k) premarket notification process, which is generally less time consuming than the more involved PMA approval process for Class III medical devices. The Company believes that most of its currently anticipated future products and substantial modifications to existing products will be eligible for the 510(k) premarket notification process. However, the FDA has not yet classified full-field digital imaging mammography systems like the SENOSCAN system being developed by the Company. During 1996, the FDA released a memorandum suggesting that clearance for full-field digital imaging mammography systems may be obtained through a 510(k) notification with clinical trials involving approximately 500 subjects. The Company is now acquiring patients for its clinical trials and plans to submit a 510(k) notification for SENOSCAN and the results of the clinical trials to the FDA during 1998. This is later than originally anticipated due to start-up equipment issues and patient acquisition delays encountered in late 1996 and in 1997. If the FDA indicates that a PMA is required for any of the Company's new products, the application will require extensive clinical studies, manufacturing information and most likely a review by a panel of experts outside the FDA. Clinical studies would need to be conducted in accordance with FDA requirements. Failure to comply with FDA requirements could result in the FDA's refusal to accept the data or the imposition of regulatory sanctions. FDA review of a PMA application can take significantly longer than that for a 510(k) premarket notification and could take several years to complete. There can be no assurance that the necessary applications clearances or approvals for any of the Company's new products, including SENOSCAN, will be made or obtained on a timely basis, if at all. Failure to obtain necessary regulatory approvals, the restriction, suspension or revocation of existing approvals, or any failure to comply with regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

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

        The Company is also subject to other Federal, state, local and international laws and regulations related to worker health and safety, environmental protection and export controls. The Company believes it is in compliance in all material respects with these other laws and regulations and that maintaining such compliance will not have a material financial impact on the Company's capital expenditures, earnings or competitive position.

GOVERNMENT REIMBURSEMENT

        Medicare reimbursement for hospitals represents about 30% of all hospital revenues. Since 1983, Medicare reimbursement has been based on a fixed amount for admitting a patient with a specific diagnosis. Hospital profit margins have been reduced significantly since the introduction of fixed reimbursement amounts based on specific diagnoses (Diagnosis Related Groups, or "DRGs"). Therefore, hospitals have incentive to use less costly treatment methods. If a new technology is considered to be more cost effective, hospitals will frequently make capital expenditures to provide cost savings. Frequently, DRG reimbursement is reduced to reflect the adoption of a new procedure or technique and, as a result, hospitals are generally willing to implement new cost saving technologies before these downward adjustments in DRG rates become effective. The Company believes that since minimally invasive surgical techniques are generally less expensive than open or conventional surgery, its stereotactic breast biopsy, electrophysiology and endovascular systems provide hospitals the opportunity to reduce costs and, therefore, in the context of a fixed reimbursement structure, the Company may benefit from cost containment programs.

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

        While the Company cannot predict what effect the polices of government entities and other third party payers will have on future sales of the Company's products, there can be no assurance that such policies would not have a material adverse impact on the business of the Company.

MANUFACTURING

        The Company's products are manufactured at its manufacturing facilities in Denver, Colorado and Addison, Illinois. Production processes at the facilities include machining, fabrication, printed circuit board assembly and testing, subassembly, system assembly and final testing. The Company has invested in various automated and semi-automated equipment for the fabrication and machining of parts and assemblies incorporated in its products. The Company may from time to time further invest in such equipment when cost-justified. The Company's quality assurance program includes various quality control measures from inspection of raw materials, purchased parts and assemblies through on-line inspection.

        The Company's manufacturing processes are, for the most part, vertically integrated, although selective outsourcing is employed to take advantage of economies of scale at outside manufacturing facilities and to alleviate manufacturing bottlenecks. The Company purchases materials and components from various suppliers that are either standard products or built to Company specifications. Certain components used in existing products of the Company, as well as products under development, are frequently purchased from single sources. The Company believes that alternative sources for such components may generally be obtained when necessary, although the need to change suppliers or to alternate between suppliers might cause material delays in delivery or significantly increase the Company's costs and, moreover, there can be no assurance, however, that the Company will be able to timely obtain components from alternate sources and on commercially reasonable terms, if at all, and that the Company would not suffer a material adverse effect as a result.

        During the third quarter of 1997, the Company decided to close its Addison manufacturing facility. The Company presently expects that the closure of this facility will be completed in early 1998. See "-Other Developments" for additional discussion of the Company's closure of the Addison facility.

        MANUFACTURING AND OPERATING RISKS

        The scope of the product lines offered by the Company and the need for product customization require a number of separate manufacturing processes and components and significant management and engineering time and expertise. Additionally, as the Company develops new products it will be required to refine the prototypes of these products and develop new processes to manufacture these products in commercial quantities. The Company has encountered and may continue to encounter difficulties involving inventory supply, length of production cycles and shortages of manufacturing personnel. Due to the shifting demand for the Company's products and the high fixed costs associated with manufacturing these products, the Company may encounter difficulty managing its operating costs. There can be no assurance that the Company will be able to reliably or efficiently manufacture its existing or new products at commercially reasonable costs on a timely basis, if at all. Failure to effectively manage the development and manufacture of its products could adversely affect the Company.

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

        While the Company has numerous U.S. and foreign issued patents and pending patent applications covering various aspects of its products, there can be no assurance that the Company's patents, and any patents that may be issued in the future, will not be challenged, invalidated or circumvented, or that the rights thereunder will provide the Company with significant competitive advantages. In addition, the laws of some foreign countries do not protect the Company's proprietary rights in its products to the same extent as do the laws of the United States. The Company anticipates that any attempt to enforce its patents would be time consuming and costly. In addition, the Company could be found to have infringed on patents of others and could be required to alter its products or processes or acquire licensing rights, which may not be available to the Company on commercially reasonable terms, if at all, or cease making and selling any infringing products and pay damages for past infringement.

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

        The Company from time to time has technology license agreements under which it pays nominal royalties in connection with the sale of products using a third party's technology. Under one such agreement, which expires in April 1998, the Company pays royalties relating to the Traumex system.

        In connection with the June 1995 sale of Series D Convertible Preferred Stock to GE Medical Systems, the Company granted contingent access to the technology of, and rights to manufacture, an OEM product. These rights are contingent upon GE Medical Systems' continued ownership of all of the Series D Convertible Preferred Stock and upon a change in control of the Company. See also "-Strategic Alliances" for a discussion of potential license rights granted to Ethicon Endo-Surgery.

        As described more fully under Item 3 "Legal Proceedings," the Company continues to vigorously pursue its claims of patent infringement against Lorad covering certain features of the Company's stereotactic breast biopsy system.

        Fischer(R), Fischer Imaging(R), Mammotest(R), EPIC(R), Mammovision(R), and TRAUMEX(R) are registered trademarks of, and Mammotest Plus(TM), Mammotest Plus "S"(TM), MAMMOVISION PLUS(TM), HFX(TM), HFX PLUS(TM), SENOSCAN(TM), CARDIAC CX/PEGASUS(TM), Target on Scout(TM), EPACE(TM), EP/Stim(TM), EP/X(TM) and EP/X2(TM) are trademarks of the Company.

EMPLOYEES

        As of December 31, 1997, the Company had 416 employees, including 221 in manufacturing, 57 in engineering, 107 in sales, marketing and service and 31 in administration. None of the Company's employees are parties to a collective bargaining agreement. The Company considers relations with its employees to be good.
        RISK OF DEPENDENCE ON KEY PERSONNEL

        The Company's future performance is partially dependent on the services of Morgan W. Nields, the Company's Chairman, Chief Executive Officer and largest common stockholder. The Company has no employment agreement with Mr. Nields. The Company carries $5 million of key man life insurance on Mr. Nields. In addition, the continued success of the Company will depend heavily on its ability to attract and retain highly qualified engineering, management, manufacturing, marketing and sales personnel. There can be no assurance that the Company will be able to continue to attract and retain such people. Failure to hire and retain such personnel could have a material adverse effect on the Company.

OTHER DEVELOPMENTS

During the third quarter of 1997, the Company decided to close its Addison, Illinois manufacturing facility and, accordingly, recorded a $2.9 million restructuring provision for the anticipated shortfall between required lease payments and estimated sublease payments during the facility's remaining lease term (which runs through June 2002), estimated facility closing costs, severance and certain other non-recurring costs associated with this decision. The Company expects that the closure of the facility will be completed in the near future.

MEDICAL ADVISORY BOARD

        The Company maintains a Medical Advisory Board to provide advice to the Company with respect to new developments in the medical field. The Company seeks the advice of its Medical Advisory Board members for opinions on the relative importance of new techniques in medicine, as well as the impact of new and developing procedures on the Company, particularly in the fields of radiology and cardiology. From time to time, members of this board or their institutions may purchase products from the Company. Members receive no compensation from the Company other than reimbursement of expenses and nominal honoraria. One of the Medical Advisory Board members, David G. Bragg, M.D., is also a director of the Company.


   Member                                  Affiliation

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

                             Special Assistant to the Director,
                             Diagnostic Imaging Program
                             National Cancer Institute
                             Bethesda, Maryland

Joseph P. Galichia, M. D.    Galichia Cardiovascular Cardiology Group P. A.
                             Wichita, Kansas

William R. Hendee, Ph. D.    Senior Associate Dean for Research
                             Medical College of Wisconsin
                             Milwaukee, Wisconsin

Philip Z. Israel, M. D.      Member of the staff,
                             Breast Center,
                             Marietta, Georgia

Spencer B. King, M. D.       Director of Interventional Cardiology
                             Emory Hospital
                             Atlanta, Georgia

David S. Robinson, M. D.     Associate Professor
                             St. Luke's Hospital of Kansas City
                             Kansas City, Missouri

Wende Logan-Young, M. D.     Breast Clinic of Rochester
                             Rochester, New York

William M. Thompson, M. D.   Professor and Chairman of Radiology
                             University of Minnesota
                             Minneapolis, Minnesota

ITEM 2.                            PROPERTIES

        The Company maintains leased office and manufacturing facilities in Denver, Colorado and Addison, Illinois. The Denver facilities include approximately 125,000 square feet of office and manufacturing space and are leased from a partnership whose general partners are Morgan W. Nields, the Company's Chairman of the Board and Chief Executive Officer, and Kinney L. Johnson, a member of the Company's Board of Directors. The Denver facilities include the Company's headquarters. The Illinois facilities consist of approximately 150,000 square feet of office and manufacturing space. The Company's general radiology systems are manufactured at the Illinois facility. All other products are manufactured in Denver. The Company also leases office space in Denmark, Germany, Australia and China. The Company believes its facilities, with planned capital improvements, will provide the capacity to accommodate several years of growth.

        During the third quarter of 1997, the Company decided to close its Addison manufacturing facility. It presently expects that the closure of this facility will be completed in the near future. See also Item 1, "Current Developments".

ITEM 3.                       LEGAL PROCEEDINGS

       The Company is a defendant in various lawsuits incident to the operation of its business. Management believes that there are no pending legal proceedings against the Company that would have a material adverse effect on the consolidated financial position of the Company.

       In April 1992, the Company filed a patent infringement lawsuit against Lorad in the United States District Court for the District of Colorado. The Company owns patent No. 5,078,142, covering certain features of its Mammotest stereotactic breast biopsy system and believes that Lorad has infringed certain claims of its patent with the introduction of its mammographic biopsy system. The action seeks to enjoin Lorad and its agents from the manufacture, use and sale of the allegedly infringing stereotactic breast biopsy system. The Company is also seeking treble damages and attorney's fees. The District Court had previously delayed the litigation pending a decision in a case before the U.S. Supreme Court, Werner-Jenkinson Company, Inc. v Hilton Davis Chemical Co. The Supreme Court rendered a decision in the Werner-Jenkinson case on March 3, 1997. The Company expects a trial for its litigation against Lorad to begin in 1998, with a starting date to be set in the near future.

       The Company has received notice from the holder of a U.S. patent alleging infringement by certain of the Company's products and offering the Company a license to use the patent on terms that are not acceptable to the Company. The Company believes that only one former product and one current product could potentially be implicated by the patent. Based on the foregoing, the Company believes that, if required to take a license to the patent, any license fees payable would not have a material adverse effect on the Company's financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               Not Applicable.

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

        The Company's Common Stock trades on the Nasdaq Stock Market under the symbol "FIMG". The following table sets forth, for each of the periods indicated, the high and low closing sale prices per share of the Common Stock as reported by the Nasdaq Stock Market.

           1996                                          High     Low
             First Quarter...........................  $14.75  $10.25
             Second Quarter..........................   15.00   12.25
             Third Quarter...........................   13.88    5.63
             Fourth Quarter..........................    8.88    5.63


           1997
             First Quarter...........................   $7.75   $5.00
             Second Quarter..........................    7.88    3.25
             Third Quarter...........................    8.00    5.63
             Fourth Quarter..........................    6.25    4.81


        As of March 1, 1998, there were 264 recordholders of the Company's Common Stock. The Company believes that it has in excess of 1,500 beneficial owners.

        The Company has not paid any cash dividends on its Common Stock and intends to retain future earnings to finance the growth of the Company's business rather than to pay cash dividends. The Company is subject to restrictions on the paying of dividends under terms of its revolving credit agreement and under state law.

        RISK OF PRICE VOLATILITY OF COMMON STOCK

        The market price of the Common Stock could be subject to significant fluctuations in response to variations in quarterly operating results and other factors. In addition, the securities markets have experienced significant price and volume fluctuations from time to time in recent years that have often been unrelated or disproportionate to the operating performance of particular companies. These broad fluctuations may adversely affect the market price of the Common Stock.

        RISKS ASSOCIATED WITH SHARES ELIGIBLE FOR FUTURE SALE

        Sales of a substantial number of shares of Common Stock, or the perception that such sales could occur, could have a material adverse effect on the market price of the Company's Common Stock and could impair its ability to raise capital through the sale of equity securities. As of March 2, 1998 the Company had approximately 6,980,000 shares of Common Stock outstanding, and there were 842,000 shares reserved for issuance upon exercise of outstanding stock options, 267,000 of which were then exercisable. Additionally, 1,333,333 shares of the Company's Convertible Preferred Stock, which are convertible at any time into an equivalent number of shares of Common Stock, are outstanding. GE Medical Systems, the holder of the Convertible Preferred Stock, has certain demand registration rights with respect to this stock, as well as certain piggyback registration rights.

        Future sales of shares of Common Stock under Rule 144 of the Securities Act by existing stockholders of Common Stock (through the exercise of registration rights or otherwise) or through the issuance of shares of Common Stock upon the exercise of options or otherwise could have an adverse effect on the price of the Common Stock.

        RISKS ASSOCIATED WITH CONTROL BY MANAGEMENT AND CERTAIN STOCKHOLDERS

        The Company's officers and directors beneficially own, in the aggregate, approximately 1,347,000 shares, or 23%, of the Company's Common Stock. As a result, the officers and directors will be able to exercise significant influence on the election of the Company's Board of Directors and thereby direct the policies of the Company.

        Additionally, GE Medical Systems owns 1,333,333 shares of the Company's Series D Convertible Preferred Stock (the "Convertible Preferred Stock") that is convertible at any time, at the option of the holder, into an equivalent number of shares of Common Stock. Although the Convertible Preferred Stock is non-voting, except as required by law, if GE Medical Systems were to convert the Convertible Preferred Stock into Common Stock, it would own approximately 16% of the Company's outstanding stock. GE Medical Systems would therefore be able to significantly influence the policies of the Company.

        CERTAIN ANTI-TAKEOVER EFFECTS

        The Company's Certificate of Incorporation and Bylaws include provisions that may be deemed to have anti-takeover effects and may delay, defer or prevent a takeover attempt that stockholders might consider in their best interests. These provisions include the ability of the Board of Directors to issue shares of preferred stock in one or more series with such rights, obligations and preferences as the Board of Directors may provide, a "fair price" provision, a provision that requires stockholder action to be taken at meetings and not by written consent, a provision under which only the Board of Directors may call meetings of stockholders, certain advance notice procedures for nominating candidates for election to the Board of Directors and staggered terms for its Board of Directors.

        In November 1994, the Company's Board of Directors adopted a stockholder rights plan and, pursuant thereto, issued preferred stock purchase rights ("Rights") to the holders of its common stock. The Rights have certain anti-takeover effects. If triggered, the Rights would cause substantial dilution to a person or group of persons (other than certain exempt persons, including Morgan W. Nields, one of the Company's founders and its Chairman of the Board and Chief Executive Officer, Kinney L. Johnson, one of the Company's founders and a director, and GE Medical Systems) who acquires more than 15% of the Common Stock on terms not approved by the Board of Directors. Additionally, in connection with the Company's sale of Convertible Preferred Stock to GE Medical Systems in June 1995, GE Medical Systems has the right to convert the Convertible Preferred Stock for 1,333,333 shares of Common Stock, or approximately 16% of the Company's outstanding Common Stock. In connection with this transaction, GE Medical Systems also received certain contingent rights, including rights to use a manufacturing license for the Company's Tilt-C technology, in return for cancellation of the Convertible Preferred Stock in the event of a change of control of the Company or certain other events. The Rights and the Company's agreements with GE Medical Systems could discourage or make more difficult a tender offer, acquisition, merger or other similar transaction, even if favorable to the Company's stockholders. See Note 12, "Commitments and Contingencies", of Notes to Consolidated Financial Statements for information regarding the Company's Retention Bonus Plan.

        ITEM 6.          SELECTED CONSOLIDATED FINANCIAL DATA

        The following table contains certain selected consolidated financial data and is qualified by the detailed Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. The consolidated balance sheet data as of December 31, 1997 and 1996 and the consolidated statement of operations data for each of the three years in the period ended December 31, 1997 have been derived from the Company's Consolidated Financial Statements, which have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their report included elsewhere herein. The consolidated balance sheet data as of December 31, 1995, 1994 and 1993 and the consolidated statement of operations data for both of the two years in the period ended December 31, 1994 are derived from the Company's Consolidated Financial Statements which have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their reports, which statements are not included herein.

                                                         YEAR ENDED DECEMBER 31,
                                              1997      1996      1995      1994      1993
                                                (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues                                    $56,908   $77,508   $76,750   $68,473   $73,332
Cost of sales                                39,252    47,073    46,905    44,526    43,741
                                             ------    ------    ------    ------    ------
  Gross profit                               17,656    30,435    29,845    23,947    29,591
                                             ------    ------    ------    ------    ------
Operating expenses:
  Research and development                    6,043     6,746     6,690     5,595     6,176
  Selling, marketing and service             16,323    18,776    15,461    15,573    16,641
  General and administrative                  4,988     4,863     4,800     4,697     5,321
  Restructuring provisions                    2,900        --        --     2,419       796
                                             ------    ------    ------    ------    ------
       Total operating expenses              30,254    30,385    26,951    28,284    28,934
                                             ------    ------    ------    ------    ------
(Loss) earnings from operations             (12,598)       50     2,894    (4,337)      657
Interest expense                               (181)     (595)     (678)   (1,247)     (933)
Interest income                                 271       138        62        15         9
Other income (expense), net                    (760)     (163)       (1)      (71)       68
                                             ------    ------    ------    ------    ------
(Loss) earnings before income taxes         (13,268)     (570)    2,277    (5,640)     (199)
Benefit for income taxes                         --       209        --        --       199
                                             ------    ------    ------    ------    ------
Net earnings (loss)                        $(13,268)  $  (361)    2,277    (5,640)       --
                                             ======    ======    ======    ======    ======
Net (loss) earnings per common share
    Basic                                   $  (191)     (.06)     $.41   $ (1.02) $     --
                                             ======    ======    ======    ======    ======
    Diluted                                 $ (1.91)     (.06)      .36     (1.02)       --
                                             ======    ======    ======    ======    ======
Shares used to calculate  (loss) earnings
  per share
    Basic                                     6,949     6,299     5,561     5,526     5,495
                                             ======    ======    ======    ======    ======
    Diluted                                   6,949     6,299     6,331     5,526     5,495
                                             ======    ======    ======    ======    ======
BALANCE SHEET DATA (AT END OF PERIOD):
Working capital                             $25,179  $ 36,187   $23,635   $12,057   $19,408
Total assets                                 49,144    60,432    55,650    46,889    56,551
Total debt                                      533       432     4,722     9,441    11,582
Total stockholders' investment               35,185    47,805    33,584    21,643    27,033

ITEM 7.              MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the results of operations and financial condition should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K. This Form 10-K, including the information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "expects", "anticipates", "plans", "estimates", and similar words and expressions are intended to identify such statements. These forward-looking statements include statements concerning the size and growth of the Company's markets, future operating results including revenues and expenses, the success of its cost-cutting measures including the closure of the Company's Addison, Illinois manufacturing facility, sales under the Company's strategic alliances, OEM agreements and otherwise, marketing arrangements for its Mammotest products and other products, development of SenoScan and other new products, availability of raw materials and components, manufacturing capabilities, submissions to the FDA and receipt of FDA approvals and clearances, resolutions of deficiencies noted by the FDA, the Company's assessment of costs of modifications required to become Year 2000 compliant, and other matters. These forward-looking statements involve risks and uncertainties. The actual results that the Company achieves may differ materially from those discussed in such forward-looking statements due to the risks and uncertainties described in the Business section of this Form 10-K under the headings "Risks Associated with OEM Agreements", "International Operations," "Strategic Alliances", "Risks of Technological Change and New Products," "Risks of New Product Development and Market Acceptance," "Manufacturing and Operating Risks," "Competition," "Government Regulation," "Government Reimbursement," "Patents and Intellectual Property," "Risk of Dependence on Key Personnel," and "Product Liability, Market Withdrawal, and Product Recalls", in the Market for Registrant's Common
Equity and Related Stockholder Matters section under the headings "Risk of Price Volatility of Common Stock," "Risks Associated with Shares Eligible for Future Sale," "Risks Associated with Control by Management and Certain Stockholders," and "Certain Anti-Takeover Effects," in the Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") section under the "Overview" heading, elsewhere in the Business and MD&A sections and other sections of this Form 10-K, as well as in the Company's Quarterly Reports on Form 10-Q.

OVERVIEW

        The Company designs, manufactures and markets specialty and general purpose medical imaging systems for the diagnosis and treatment of disease. The Company's newest products are directed towards medical specialties in which image-guided, minimally invasive therapies are replacing open surgical procedures. These products are used primarily in the diagnosis and treatment of breast cancer, heart disease and vascular disease. The Company also designs and manufactures specialty x-ray imaging components and subsystems for several leading medical product companies as an OEM and sells general radiology systems for use in hospitals, clinics and physicians' offices.

       The Company experienced significant losses during the second half of 1996 and during 1997. The Company cannot predict when it will return to profitability, although it has taken significant steps to reduce costs and improve sales during 1997 including the distribution partnership, announced in October 1997, with Ethicon Endo-Surgery for the marketing and sale of Mammotest breast biopsy systems. Improvement in the Company's results of operations will depend on many factors, including demand for the Company's products and the ability of the Company to maintain or increase gross margins, control manufacturing and other costs, effectively transfer production from the Company's Addison, Illinois manufacturing facility, enter into and effectively implement distribution arrangements for its Mammotest and other products, implement its marketing and sales strategies in the United States and internationally, maintain orders under OEM agreements, renew OEM agreements on favorable terms and develop and introduce new products that compete successfully.

        The Company believes that improving factory utilization will be a key factor in returning to acceptable levels of profitability. As a means of reducing its overall manufacturing costs, the Company announced, in the third quarter of 1997, its intention to close its Addison, Illinois manufacturing facility and outsource or transfer Addison production. Accordingly, the Company recorded a $2.9 million restructuring provision in the third quarter, for the anticipated shortfall between required lease payments and estimated sublease payments during the facility's remaining lease term (which runs through June
2002), estimated facility closing costs, severance, and certain other non-recurring costs associated with this decision. The Company expects that the Addison closure will be completed in the near future, although no assurance can be given to that effect.

        The Company has experienced and is likely to continue to experience significant quarterly and annual fluctuations in revenues, operating results and net income, depending on such factors as the timing of large system shipments, the timing of orders under OEM contracts and related manufacturing and shipment scheduling, new product introductions and new marketing programs by the Company and its competitors, delays in development projects, the effect of economic conditions on the Company's markets, the effects of managed healthcare on capital expenditures and reimbursement, increases in marketing, research, and other costs in relation to sales, regulatory clearance of new products, seasonal purchasing patterns of hospitals and the timing of purchasing decisions by customers. Additionally, because the timing of the occurrence of such factors is difficult to anticipate and many of the Company's costs are fixed, the Company may not be able to sufficiently reduce its costs in periods when its revenues are less than anticipated and may suffer unexpected losses or lower income in these periods.

        The Company continues to attempt to expand its international sales and marketing efforts, which can be expected to result in losses from its international operations until its international revenues reach sufficient levels. Additionally, the Company's exposure to foreign currency and other risks of international business may increase as its international business grows. The Company attempts to minimize these risks through measures including, but not limited to, generally requiring payments in U.S. dollars and using letters of credit. There can be no assurance, however, that the Company will be successful in its international sales efforts or in minimizing any associated risks. The Company experienced a 35% decline in revenues from customers outside the United States in 1997.

        The Company's sales of its Mammotest breast biopsy systems were lower in 1997 as compared to 1996, although Mammotest sales during the second half of 1997 were higher than the comparable six month period of 1996. The Company continues to face aggressive and successful competition within the surgical stereotactic core needle breast biopsy market from U.S. Surgical Corporation. In October 1997, the Company entered into a marketing partnership with Ethicon Endo-Surgery that it believes will help it more adequately address this market.

        In November 1997, the Company entered into an alliance with Sterling Diagnostic Imaging, Inc., under which the Company will develop specific digital radiographic systems, utilizing Sterling's DirectRay(TM) digital image detector technology.

         If the Ethicon EndoSurgery and Sterling strategic alliances produce a significant increase in demand for the Company's products and the Company is able to meet the resultant product demand, the Company's revenue could increase appreciably, although no assurance can be given to that effect. See "Business - Strategic Alliances."


YEAR 2000

        The Company utilizes software and related technologies within its products and in their development and manufacture that may be impacted by the year 2000. The Year 2000 issue exists because many computer systems and applications currently use two-digit date fields to designate a year. Date-sensitive systems may recognize the year 2000 as 1900, or not at all. This inability to properly treat the Year 2000 could cause systems to process critical financial and operational information incorrectly. The Company is expected to incur expenditures over the next two years to address this issue.

        The Company has completed its initial assessment of all currently supported products, and has concluded that only a limited number of its products will be affected. Necessary modifications are not expected to have a material financial impact on the Company.

        The Company continues to assess the impact of the Year 2000 on its internal operating software and systems, and the related costs of modifications. This assessment is on-going; therefore, a detailed plan of action for addressing any issues which will arise from this review has not yet been developed. Accordingly, although the Company does not expect the costs of any required modifications will be material to the consolidated financial statements, no assurance to that effect can be given.


RESULTS OF OPERATIONS

        The following table sets forth the percentage relationship to revenues represented by certain data included in the Company's statements of operations for the years ended December 31:

                                                   1997      1996      1995

       Revenues................................   100.0%    100.0%    100.0%
       Cost of sales...........................    69.0      60.7      61.1

         Gross profit..........................    31.0      39.3      38.9

       Operating expenses:
         Research and development..............    10.6       8.7       8.7
         Selling, marketing and service........    28.7      24.2      20.1
         General and administrative............     8.8       6.3       6.3
         Restructuring provision...............     5.1         -        --

            Total operating expenses...........    53.2      39.2      35.1

       (Loss) earnings from operations.........   (22.2)      0.1       3.8
       Interest expense........................    (0.3)     (0.8)     (0.9)
       Interest income.........................     0.5       0.2       0.1
       Other income, net.......................    (1.3)     (0.2)       --

       (Loss) earnings before income taxes.....   (23.3)     (0.7)      3.0
       Benefit for income taxes................     0.0       0.2       0.0

       Net (loss) earnings.....................   (23.3)%    (0.5)%     3.0%

1997 COMPARED TO 1996

        Revenues. Revenues decreased from $77.5 million in 1996 to $56.9 million in 1997. The revenue decrease was principally due to a decline in shipments of OEM products, as well as declines in sales of general radiology, mammography, and electrophysiology products. The decline in mammography product sales was in part due to aggressive and successful competition within the surgical stereotactic core needle biopsy market from U.S. Surgical Corporation. In an effort to more adequately address this market, the Company has entered into a marketing partnership with Ethicon Endo-Surgery. See "-Overview."

        Gross Profit. Gross profit as a percentage of total revenues decreased from 39.3% in 1996 to 31.0% in 1997. This decrease was primarily due to the unfavorable effects of reduced factory utilization and to significant one-time manufacturing costs associated with the Company's decision to close its Addison, Illinois manufacturing facility. The Company believes that such one-time manufacturing costs were as much as $2.0 million in the fourth quarter of 1997, including about $1.2 million of non-cash inventory adjustments and $0.8 million of plant rearrangement, labor inefficiencies, and other out-of-pocket cash expenses.

        Research and Development Expenses. Research and development expenses were $6.0 million, or 10.6% of total revenues, in 1997, as compared to $6.7 million, or 8.7% of total revenues, in 1996. The reduction in research and development expenses is primarily attributable to efforts to narrow the focus of engineering efforts and eliminate marginal engineering efforts, as well as efficiencies caused by the transfer of engineering activities from the Company's Addison, Illinois manufacturing facility. The increase in research and development expenses as a percentage of total revenues is due to lower revenues in 1997. The Company is maintaining its commitment to research and development as the key to its long-term success, with the development of digital imaging products for mammography continuing to be a key focus of the Company's research and development activities.

        Selling, Marketing and Service Expenses. Selling, marketing and service expenses decreased to $16.3 million in 1997 as compared to $18.8 million in 1996. As a percentage of total revenues, selling, marketing and service increased to 28.7% in 1997 from 24.2% in 1996. The decrease in selling, marketing, and service expenses is primarily a result of decreased warranty, installation, and commissions expenses caused by lower revenues in 1997, planned reductions in the scope of marketing activities, and efficiencies in service-related activities caused by the transfer of such activities from the Company's Addison, Illinois facility. As a percentage of revenues, selling, marketing, and service expenses have increased due to the impact of fixed costs compared against lower total revenue.

        General and Administrative Expenses. General and administrative expenses increased to $5.0 million in 1997 from $4.9 million in 1996. General and administrative expenses equaled 8.8% and 6.3% of total revenues in 1997 and 1996, respectively. The modest increase in general and administrative expenses was primarily due to higher legal expenses in 1997 as compared to 1996, partly offset by cost savings associated with the closing of the Company's Addison facility. The increase in legal expenses is primarily due to preparations for the Company's patent infringement lawsuit against Lorad, which is expected to commence during 1998. (See Item 3, Legal Proceedings.)

        Interest Expense. Interest expense decreased to $0.2 million in 1997 from $0.6 million in 1996. The decrease in interest expense is primarily due to the elimination of borrowings under the Company's line of credit beginning in mid-1996 and extending throughout 1997. See "Liquidity and Capital Resources."

1996 COMPARED TO 1995

        Revenues. Revenues increased to $77.5 million in 1996 from $76.8 million in 1995. The revenue increase was primarily due to increased sales of general radiology products and higher service revenue, offset by a decline in sales of mammography products, largely due to revenues from non-recurring
Mammotest(R)/Mammovision(R) product upgrades which occurred in late 1995.

        Gross Profit. Gross profit as a percentage of total revenues increased from 38.9% in 1995 to 39.3% in 1996. This increase was primarily due to increases in high margin service revenue largely offset by declines in margins for OEM products.

        Research and Development Expenses. Research and development expenses were $6.7 million, or 8.7% of total revenues, in both 1996 and 1995. The Company has maintained its commitment to research and development as the key to its long-term success. The development of digital imaging products for mammography continues to be a key focus of the Company's research and development activities.

        Selling, Marketing and Service Expenses. Selling, marketing and service expenses increased to $18.8 million in 1996 from $15.5 million in 1995. As a percentage of total revenues, selling, marketing and service increased to 24.2% from 20.1%, primarily as a result of increases in domestic and international service expenses, increased advertising and commissions expense associated with direct sales, and a lower level of installation credits, which are recognized upon completion of installation, as compared to installation provisions, which are recognized at time of sale.

        General and Administrative Expenses. General and administrative expenses increased to $4.9 million in 1996 from $4.8 million in 1995. General and administrative expenses equaled 6.3% of total revenues in both 1996 and 1995. The modest increase in general and administrative expenses was primarily due to higher legal expenses in 1996 as compared to 1995.

        Interest Expense. Interest expense decreased to $0.6 million in 1996 from $0.7 million in 1995. Interest expense in both years was primarily related to borrowings under the Company's line of credit. See "Liquidity and Capital Resources."


INCOME TAXES

        The Company's effective tax rate was 0% and 37% in 1997 and 1996, respectively. The 1997 rate reflects a $4.4 million increase in the valuation allowance against net deferred tax assets, which is due mainly to uncertainty relating to the realizability of the 1997 net operating loss carryforwards and available income tax credits. The 37% rate in 1996 includes the effects of a $0.5 million reduction in the valuation allowance against net deferred tax assets, which was based upon the 1996 results of operations of companies in the domestic consolidated tax return. At December 31, 1997, the Company had approximately $2.0 million of net deferred tax assets, after valuation allowances, which represent the amount of tax benefits on existing net deductible temporary differences and tax credits that are more likely than not to be realized against taxable income of future years. The amount of net deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income do not materialize.

        No income tax provisions have been recognized for foreign tax jurisdictions and no income tax benefits have been recognized for subsidiary losses outside the domestic consolidated return because they are not expected to reverse in the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

        During 1997, the Company generated $2.4 million of cash flow from operations, while utilizing $1.7 million in investing and $0.3 million in financing activities and $0.2 million in other changes in cash, resulting in a $0.2 million increase in cash. The cash flow from operations was primarily due to a decrease in working capital, offset by the Company's 1997 net loss before non-cash expenses. The decrease in working capital primarily consisted of a $3.3 million reduction in inventories and $4.2 million in net collections of trade accounts receivable. These decreases, along with other working capital and other changes in net assets of $0.6 million, positively impacted cash flow from operations. This impact was partially offset by the net loss from operations before depreciation, amortization, non-cash inventory adjustments, and the non-cash restructuring charge of $5.6 million and by $0.8 million of severance and other facility closing costs charged against the restructuring reserve. (See
Note 6 to the Consolidated Financial Statements). Cash utilized in investing activities decreased from $2.3 million in 1996 to $1.7 million in 1997, due to an increase in capital expenditures financed through capital lease arrangements and a reduced level, in 1997, of capital investments related to the development of full field digital mammography. Cash utilized in financing activities during 1997 reflected $0.5 million in repayments of long-term debt, offset by the proceeds from sales of common stock of $0.2 million.


        During 1996, the Company utilized $4.7 million of cash flow in operations and $2.4 million in investing activities, while generating $9.4 million from financing activities, resulting in a $2.3 million increase in cash. The utilization of cash flow in operations was primarily due to an increase in working capital. The increase in working capital consisted of a $3.3 million investment in inventories and a $4.3 million reduction in accounts payable. These working capital increases, which reduced cash flow, were partially offset by $1.0 million of net collections of trade accounts receivable and by net earnings before depreciation, amortization, and non-cash inventory adjustments of $2.5 million. Cash utilized in investing activities during 1995 was increased from $1.8 million in 1995 to $2.3 million in 1996, due to a reduction in capital expenditures financed through capital lease arrangements and capital investments related to the development of full field digital mammography. Cash generated from financing activities during 1996 reflected the Company's June 1996 sale of 1,200,000 shares of common stock for $13.1 million, net of related expenses, and the proceeds of other stock sales, offset by debt reductions, including repayments under the Company's line of credit, totaling $4.3 million.

        During 1995, the Company utilized $2.3 million of cash flow in operations, $1.8 million in investing activities, and $0.2 million in other changes in cash, while generating $4.8 million from financing activities, resulting in a $0.5 million increase in cash. The utilization of cash flow in operations was primarily due to an increase in working capital caused by a higher level of revenues and production activity. Compared to December 31, 1994, accounts receivable at December 31, 1995 increased by $5.0 million, inventories increased by $2.6 million, and other current liabilities decreased by $1.3 million due primarily to reduced customer deposits. These reductions in cash flow were partially offset by a $2.3 million increase in accounts payable and by net earnings before depreciation, amortization, and non-cash inventory adjustments of $5.0 million. Cash utilized in investing activities during 1995 was reduced from $2.3 million in 1994 to $1.8 million in 1995, due to efforts to contain capital expenditures not financed through capital lease arrangements. Cash generated from financing activities during 1995 reflected the Company's June 1995 sale of convertible preferred stock to GE Medical Systems for $9.5 million, net of related expenses, offset by debt reductions, including repayments under the Company's line of credit, totaling $4.9 million.

         On December 31, 1997, the Company had $3.4 million in cash and cash equivalents and working capital of $25.2 million. Subsequent to year end, the Company renewed, on a short-term basis, its bank revolving credit arrangement, which expired in February 1997. Under terms of this renewal, the Company has available up to $15.0 million of credit, subject to further restrictions based on eligible receivables, inventory, and Company liquidation value. The agreement, which extends through June 30, 1998 and is renewable on a monthly basis thereafter, is secured by the Company's accounts receivable, inventory, and fixed assets. Renewals are subject to a renewal fee of $5,000 per month, and borrowings under the agreement will bear interest at one percent over the bank's prime rate of interest, or 9.5% at December 31, 1997. See Note 5 to the Consolidated Financial Statements.

        The Company has no present plans for capital expenditures in 1998 materially different from recent years.

        The Company expects its long-term liquidity needs to be satisfied principally from cash flows generated by operations. The Company believes that its short-term liquidity needs can be satisfied through cash provided from operations and current cash and cash equivalent balances, through borrowings under its revolving line of credit arrangement, or through another credit arrangement collateralized by the Company's working capital.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                           FISCHER IMAGING CORPORATION


                        CONSOLIDATED FINANCIAL STATEMENTS



                                      INDEX

                                                                    PAGE

Report of Independent Public Accountants                             F-1

Financial Statements:
  Consolidated Balance Sheets--December 31, 1997 and 1996            F-2

  Consolidated Statements of Operations--For the Years
    Ended December 31, 1997, 1996 and 1995                           F-3

  Consolidated Statements of Stockholders' Investment--
    For the Years Ended December 31, 1997, 1996 and 1995             F-4

  Consolidated Statements of Cash Flows--For the Years
    Ended December 31, 1997, 1996 and 1995                           F-5

  Notes to Consolidated Financial Statements                         F-6

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of Fischer Imaging Corporation:


We have audited the accompanying consolidated balance sheets of FISCHER IMAGING CORPORATION (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' investment and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fischer Imaging Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



/S/ARTHUR ANDERSEN LLP

Denver, Colorado,
January 23, 1998.

                           FISCHER IMAGING CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands except share data)

                                                                                                         December 31,
                                                                                                      1997           1996
                                   ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                                    $    3,439      $   3,289
    Trade accounts receivable, net of allowance for doubtful accounts of approximately $778
       and $641 at December 31, 1997 and 1996, respectively                                          14,132         18,600
    Inventories, net                                                                                 17,373         22,732
    Deferred income taxes                                                                             1,334          2,267
    Prepaid expenses and other current assets                                                         1,169          1,289
                                                                                                  ---------       --------
          Total current assets                                                                       37,447         48,177
                                                                                                  ---------       --------
PROPERTY AND EQUIPMENT (at cost)
    Manufacturing equipment                                                                           9,521          9,158
    Office equipment and leasehold improvements                                                       5,563          4,666
                                                                                                  ---------       --------

                                                                                                     15,084         13,824
    Less- Accumulated depreciation                                                                    9,417          8,294
                                                                                                  ---------       --------
          Property and equipment, net                                                                 5,667          5,530
                                                                                                  ---------       --------

INTANGIBLE ASSETS, net (Note 3)                                                                       3,615          4,327
DEFERRED INCOME TAXES                                                                                   668            346
DEFERRED COSTS AND OTHER ASSETS                                                                       1,747          2,052
                                                                                                  ---------       --------
              Total assets                                                                       $   49,144      $  60,432
                                                                                                  =========       ========
                    LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES
    Notes payable and current maturities of long-term debt (Note 5)                              $      224      $     283
    Trade accounts payable                                                                            4,876          5,155
    Accrued salaries and wages                                                                        2,027          2,160
    Accrued restructuring costs (Note 6)                                                              1,180              -
    Deferred service revenue                                                                            771            805
    Other current liabilities                                                                         3,190          3,587
                                                                                                  ---------       --------
              Total current liabilities                                                              12,268         11,990

LONG-TERM DEBT (Note 5)                                                                                 309            149

ACCRUED RESTRUCTURING COSTS, LONG-TERM (Note 6)                                                         900              -

OTHER NONCURRENT LIABILITIES                                                                            482            488
                                                                                                  ---------       --------
              Total liabilities                                                                      13,959         12,627
                                                                                                  ---------       --------
COMMITMENTS  AND  CONTINGENCIES (Note 12)

STOCKHOLDERS' INVESTMENT
    Common Stock, $.01 par value, 25,000,000 shares authorized, 6,948,648 and 6,920,335
       shares issued and outstanding at December 31, 1997 and 1996, respectively                         69             69
    Preferred Stock, 5,000,000 shares authorized:
       Series C Junior Participating Preferred Stock, $.01 par value, 500,000 shares
       authorized, no shares issued and outstanding                                                       -              -
       Series D Convertible Preferred Stock, $.01 par value, 1,333,333 shares authorized, issued and outstanding at December 31, 1997 and 1996;
       liquidation preference of $10,000,000 (Note 7)                                                    13             13
    Additional paid-in capital                                                                       49,235         49,093
    Accumulated deficit                                                                             (14,656)        (1,388)
    Cumulative translation adjustment                                                                   524             18
                                                                                                  ---------       --------
              Total stockholders' investment                                                         35,185         47,805
                                                                                                  ---------       --------
              Total liabilities and stockholders' investment                                     $   49,144      $  60,432
                                                                                                  =========       ========

      The accompanying notes are an integral part of these balance sheets.
                                      F-2

                           FISCHER IMAGING CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands except per share data)


                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                        1997            1996           1995

REVENUES                                            $  56,908        $ 77,508       $ 76,750

COST OF SALES                                          39,252          47,073         46,905
                                                     --------         -------        -------
              Gross profit                             17,656          30,435         29,845
                                                     --------         -------        -------

OPERATING EXPENSES
    Research and development                            6,043           6,746          6,690
    Selling, marketing and service                     16,323          18,776         15,461
    General and administrative                          4,988           4,863          4,800
    Restructuring provision (Note 6)                    2,900               -              -
                                                     --------         -------        -------
              Total operating expenses                 30,254          30,385         26,951
                                                     --------         -------        -------
(LOSS) EARNINGS FROM OPERATIONS                       (12,598)             50          2,894

    Interest expense                                     (181)           (595)          (678)
    Interest income                                       271             138             62
    Other expense, net                                   (760)           (163)            (1)
                                                     --------         -------        -------
(LOSS) EARNINGS BEFORE INCOME TAXES                   (13,268)           (570)         2,277

    Benefit for income taxes                                -             209              -
                                                     --------         -------        -------
NET (LOSS) EARNINGS                                 $ (13,268)       $   (361)      $  2,277
                                                     ========         =======        =======


(LOSS) EARNINGS PER SHARE (Note 2)
    Basic                                           $   (1.91)       $   (.06)      $    .41
                                                     ========         =======        =======
    Diluted                                         $   (1.91)       $   (.06)      $    .36
                                                     ========         =======        =======

SHARES USED TO CALCULATE (LOSS) EARNINGS
  PER SHARE (Note 2)
    Basic                                               6,949           6,299          5,561
                                                     ========         =======        =======
    Diluted                                             6,949           6,299          6,331
                                                     ========         =======        =======


        The accompanying notes are an integral part of these statements.

                           FISCHER IMAGING CORPORATION
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
                    (Amounts in thousands except share data)

                                                                Series C
                                                                 Junior      Series D
                                                              Participating Convertible Additional            Cumulative
                                                 COMMON STOCK   Preferred    Preferred  Paid-In  Accumulated Translation
                                                SHARES   AMOUNT   STOCK        STOCK    CAPITAL   DEFICIT     ADJUSTMENT    TOTAL


BALANCE, December 31, 1994                      5,515,664   $55    $ -          $ -     $25,008  $ (3,304)      $ (116)  $ 21,643

Shares purchased under employee stock
 purchase plan                                     22,027     1      -            -         102         -            -        103
Exercise of stock options                          13,000     -      -            -          61         -            -         61
Cumulative translation adjustment                       -     -      -            -           -         -          (21)       (21)
Sale of 1,333,333 shares of Series D
 Preferred Stock, net of related costs                  -     -      -           13       9,508         -            -      9,521
Net earnings                                            -     -      -            -           -     2,277            -      2,277
                                                ---------    --     --           --      ------   -------        -----     ------

BALANCE, December 31, 1995                      5,550,691    56      -           13      34,679    (1,027)        (137)    33,584

Shares purchased under employee stock
 purchase plan                                     24,522     -      -            -         114         -            -        114
Exercise of stock options                          81,960     1      -            -         475         -            -        476
Tax benefit from exercise of options                    -     -      -                      163         -            -        163
Acquisition of minority interest in subsidiary     63,162     -      -            -         553         -            -        553
Cumulative translation adjustment                       -     -      -            -           -         -          155        155
Sale of 1,200,000 shares of Common
 Stock, net of related costs                    1,200,000    12      -            -      13,109         -            -     13,121
Net loss                                                -     -      -            -           -      (361)           -       (361)
                                                ---------    --     --           --      ------   -------        -----     ------

BALANCE, December 31, 1996                      6,920,335    69      -           13      49,093    (1,388)          18     47,805

Shares purchased under employee stock
 purchase plan                                     21,463     -      -            -         112         -            -        112
Exercise of stock options                           6,850     -      -            -          30         -            -         30
Cumulative translation adjustment                       -     -      -            -           -         -          506        506
Net loss                                                -     -      -            -           -   (13,268)           -    (13,268)
                                                ---------    --     --           --      ------   -------        -----     ------
BALANCE, December 31, 1997                      6,948,648  $ 69    $ -          $13     $49,235  $(14,656)      $  524   $ 35,185
                                                =========    ==     ==           ==      ======   =======        =====    =======

        The accompanying notes are an integral part of these statements.

                                              FISCHER IMAGING CORPORATION
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (Amounts in thousands)

                                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                                                  1997            1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss) earnings                                                       $ (13,268)       $   (361)      $  2,277
                                                                               --------         -------        -------
    Adjustments to reconcile net (loss) earnings to net cash
       provided by (used in) operating activities-
          Restructuring provision                                                 2,900               -              -
          Depreciation                                                            1,981           1,629          1,631
          Amortization of intangible assets                                         712             741            812
          Provision for doubtful accounts                                           256             358           (494)
          Provision for excess and obsolete inventories                           2,028             532            264
          Deferred income tax (benefit) provision                                   611            (369)        (1,225)
          Sales and retirements of assets                                           170              62            165
          Restructuring costs                                                      (820)              -              -
          Foreign exchange losses                                                   720             130            200
          Other  changes in current assets and liabilities-
              Decrease (increase) in trade accounts receivable                    4,212             999         (4,997)
              Decrease (increase) in inventories                                  3,331          (3,263)        (2,558)
              Decrease (increase) in prepaid expenses
                    and other current assets                                        120            (168)            28
              (Decrease) increase in trade accounts payable                        (279)         (4,285)         2,291
              (Decrease) increase in accrued salaries and wages                    (133)            (32)           188
              (Decrease) increase in deferred service revenue                       (34)           (242)           352
              Decrease in other current liabilities                                (397)           (339)        (1,275)
          Other                                                                     299            (129)            66
                                                                               --------         -------        -------
              Total adjustments                                                  15,677          (4,376)        (4,552)
                                                                               --------         -------        -------
              Net cash provided by (used in) operating activities                 2,409          (4,737)        (2,275)
                                                                               --------         -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                                         (1,728)         (2,300)        (1,810)
     Other                                                                            -             (48)             -
                                                                               --------         -------        -------
              Net cash used in investing activities                              (1,728)         (2,348)        (1,810)
                                                                               --------         -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from sale of common stock, net                                         142          13,711            164
    Proceeds from sale of preferred stock, net                                        -               -          9,521
    Net repayments under line of credit agreements                                    -          (2,643)        (3,141)
    Repayments of long-term debt                                                   (459)         (1,687)        (1,778)
                                                                               --------         -------        -------
              Net cash (used in) provided by financing activities                  (317)          9,381          4,766
                                                                               --------         -------        -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                            (214)             25           (221)
                                                                               --------         -------        -------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                           150           2,321            460
CASH AND CASH EQUIVALENTS, beginning of period                                    3,289             968            508
                                                                               --------         -------        -------
CASH AND CASH EQUIVALENTS, end of period                                      $   3,439        $  3,289       $    968
                                                                               ========         =======        =======

SUPPLEMENTAL CASH FLOW DISCLOSURES
       Cash interest payments                                                 $     119        $    599       $    785
       Cash income tax (refunds) payments, net                                     (308)          1,016            242
       Non-cash capital expenditures (capital lease financing)                      560              40            200
       Non-cash acquisition of minority interest                                      -             553              -
       Non-cash tax benefit from exercise of stock options                            -             163              -

        The accompanying notes are an integral part of these statements.

                           FISCHER IMAGING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE THREE YEARS ENDED
                        DECEMBER 31, 1997, 1996 AND 1995

(1)    BUSINESS ORGANIZATION

Fischer Imaging Corporation (the "Company"), a Delaware Corporation, and its foreign marketing subsidiaries, 100%-owned Fischer Imaging Australia Pty. Limited ("FIA") and 90% owned Fischer Imaging Europe A/S ("FIE"); designs, manufactures, and markets specialty and general purpose x-ray imaging systems for the diagnosis and treatment of disease. The Company's principal product lines are directed toward medical specialties in which minimally invasive techniques are replacing open surgical procedures. The Company's existing products are principally marketed to the healthcare industry.

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

       FINANCIAL INSTRUMENTS

The fair market value of accounts receivable, accounts payable, debt, and other financial instruments approximates their carrying values in the accompanying balance sheets. The Company does not enter into derivative contracts to manage its interest rate or foreign exchange risk.

       INVENTORIES

Inventories, which include costs of materials, direct labor, and manufacturing overhead, are priced at the lower of cost (using primarily the last-in, first-out ("LIFO") method of valuation) or market. Writedowns for excess and obsolete inventories are charged to expense in the period when conditions giving rise to the writedowns are first recognized.

Inventories consist of the following components (in thousands):

                                                      1997            1996
    FIFO cost-
         Raw materials                            $  11,960        $ 16,244
         Work in process and finished goods          11,705          12,507
    LIFO valuation adjustment                          (586)           (893)
                                                   --------         -------
         Total before valuation reserves             23,079          27,858
    Less valuation reserves                          (5,706)         (5,126)
                                                   --------         -------
         Inventories, net                         $  17,373        $ 22,732
                                                   ========         =======

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

       SERVICE PARTS

Service parts used for servicing installed equipment that are not currently active production parts are stated at cost and depreciated on a straight-line basis over five years. The Company capitalizes service parts as a component of manufacturing equipment in the accompanying consolidated balance sheets.

       LONG-LIVED ASSETS

Long-Lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized.

       INTANGIBLE ASSETS

Intangible assets resulting from acquisitions are stated at cost, net of accumulated amortization, and are being amortized using the straight-line method over their estimated useful lives which range from 10 to 15 years. Other intangible assets, comprised primarily of licensing agreements, are amortized over periods ranging from 3 to 7 years.

       SOFTWARE DEVELOPMENT COSTS

Certain costs to enhance existing application software products or to develop new software products have been capitalized. These costs are amortized on a straight-line basis over an estimated useful life of three years.

As of December 31, the following amounts were reflected in the consolidated balance sheets as a component of deferred costs and other assets (in thousands).


                                                   1997            1996

   Cost                                         $  3,196        $  2,900
   Less-Accumulated amortization                  (2,639)         (2,164)
                                                 -------         -------
        Software development costs, net         $    557        $    736
                                                 =======         =======

       OTHER CURRENT LIABILITIES
Other current liabilities consist of the following (in thousands):
                                                   1997            1996

   Customer deposits                            $  1,136        $  1,058
   Accrued warranty and installation costs         1,090           1,408
   Accrued sales, property, and other state
        and local taxes                              688             645
   Other                                             276             476
                                                 -------         -------
        Total other current liabilities         $  3,190        $  3,587
                                                 =======         =======

Estimated costs of warranty and installation obligations are recognized at the time of sale.

       FOREIGN OPERATIONS

The functional currency for the Company's foreign operations is the applicable local currency. Assets and liabilities of foreign subsidiaries are translated at the respective year end exchange rates, while the statements of operations are translated at average exchange rates during the year. Exchange rate fluctuations on translating foreign currency into U.S. dollars result in unrealized gains or losses referred to as translation adjustments, which are recorded as a separate component of stockholders' investment. Transactions denominated in other than a foreign operation's functional currency can also result in exchange gains or losses being reflected in the results of operations. Foreign currency losses included in the consolidated statements of operations as a component of other expense approximated $0.7 million, $0.1 million, and $0.2 million in 1997, 1996, and 1995, respectively.

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

       SIGNIFICANT CUSTOMERS

The Company's revenues generally are concentrated among customers in the healthcare industry and from customers under Original Equipment Manufacturer ("OEM") contracts. The Company establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.

During 1997, 1996, and 1995, the following customers represented greater than 5% of the Company's revenues:

                                             1997          1996          1995

  Dornier                                     --           7.0%          6.1%
  GE Medical Systems (a related party)       7.5%         12.9%         10.3%
  International Surgical Systems             5.0%           --            --
  Picker International                        --            --           7.6%
  Storz Medical                              5.3%           --            --
  Varian Associates                          5.5%          8.4%          9.8%

All of these customers are OEM's for whom the Company manufactures sub-components and systems under OEM contracts. Sales under these and other OEM contracts constitute a substantial portion of the Company's revenues and trade accounts receivable. As of December 31, 1997 and 1996, amounts owed the Company under OEM contracts were approximately $4.7 million and $7.0 million, respectively. Revenues from OEM customers have fluctuated significantly on a quarterly and annual basis and represented 31%, 41%, and 41% of the Company's revenue in 1997, 1996, and 1995, respectively. The Company believes that OEM relationships will continue as a significant aspect of future results of operations because of the mutual benefit associated with the opportunity to share product development costs and the cost savings from manufacturing efficiencies. However, there is no assurance that these OEM arrangements will be renewed nor, generally, are minimum order quantities specified in these agreements.

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

       NET (LOSS) EARNINGS PER SHARE

In 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128"), which was required to be adopted on December 15, 1997. This statement establishes standards for computing and presenting basic and diluted earnings per share. Under this statement, basic earnings or loss per share is computed by dividing the net earnings or loss by the weighted average number of shares of common stock outstanding. Diluted earnings or loss per share is determined by dividing the net earnings or loss by the sum of (1) the weighted average number of common shares outstanding, (2) if not anti-dilutive, the number of shares of convertible preferred stock (Note 7) as if converted upon issuance, and (3) if not anti-dilutive, the effect of outstanding stock options determined utilizing the treasury stock method. As a result of adopting SFAS 128, reported (loss) earnings per share for 1996 and 1995 were restated. The effect of this accounting change on previously reported
(loss) earnings per share was as follows:
                                                     1997      1996     1995

  Primary (loss) earnings per share
    under previous reporting requirements         $ (1.60)   $ (.05)   $ .36
  Effect of SFAS 128                                 (.31)     (.01)     .05
                                                   ------     -----     ----
  Basic (loss) earnings per share as restated       (1.91)     (.06)     .41
  Effect of SFAS 128                                    -         -     (.05)
                                                   ------     -----     ----
  Diluted (loss) earnings per share               $ (1.91)   $ (.06)   $ .36
                                                   ======     =====     ====

A reconciliation between the number of securities used to calculate basic and, where anti-dilutive, diluted earnings per share is as follows:


                                                           1997    1996    1995

Weighted average number of common shares outstanding
   (Shares used in Basic Earnings Per Share Computation)  6,949   6,299   5,561
                                                         ------  ------  ------
Shares of convertible preferred stock (as if converted)   1,333   1,333     704
Effect of stock options (treasury stock method)              23     344      66
                                                         ------  ------  ------
Shares used in Diluted Earnings Per Share
    Computation, if dilutive                              8,305   7,976   6,331
                                                         ======  ======  ======

In both 1997 and 1996, the effects of the convertible preferred stock and stock options were excluded from the calculation of diluted earnings per share since the result would have been anti-dilutive. As of December 31, 1997 and 1996, there were, respectively, 865,000 and 774,000 outstanding options to purchase shares of Common Stock, under the 1993 Nonemployee Director Stock Option Plan and the 1991 Stock Option Plan.

       STOCK-BASED COMPENSATION PLANS

The Company accounts for its stock-based compensation plans under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Effective in 1995, the Company adopted the disclosure option of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 requires that companies which do not choose to account for stock-based compensation under the fair value method prescribed by the statement, shall disclose the pro forma effects on earnings and earnings per share as if the fair value method had been adopted. Additionally, certain other disclosures are required with respect to stock compensation and the assumptions used to determine the pro forma effects of SFAS 123.

       RECLASSIFICATIONS

Certain reclassifications have been made in the financial statements of prior years to conform to the current year presentation.


(3)    INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

                                                  1997            1996

         Goodwill                              $  2,785        $  2,785
         Non-competition agreement                3,569           3,569
         Licensing agreements and other             828             948
                                                -------         -------
                                                  7,182           7,302
         Less- Accumulated amortization          (3,567)         (2,975)
                                                -------         -------
              Intangible assets, net           $  3,615        $  4,327
                                                =======         =======

The non-competition agreement and substantially all of the goodwill resulted from the Company's September 1992 acquisition of Bloom Associates, Ltd.

(4)    INCOME TAXES

The provision for income taxes includes the following (in thousands):

                                              1997       1996        1995
Current-

   Federal                                $   (471)    $  299    $  1,049
   State                                      (140)       104         176
                                           -------      -----     -------
   Total current (benefit) provision          (611)       403       1,225
                                           -------      -----     -------
Deferred
   Federal                                  (3,458)      (102)        217
   State                                      (296)       (10)         19
   Valuation allowance                       4,365       (500)     (1,461)
                                           -------      -----     -------
  Total deferred provision (benefit)           611       (612)     (1,225)
                                           -------      -----     -------
        Total benefit                     $      -     $ (209)   $      -
                                           =======      =====     =======


The statutory federal income tax rate was 35% for the years ended December 31, 1997, 1996, and 1995. Reasons for the difference between the income tax expense reported in the statements of operations and the amount computed by applying the statutory federal income tax rate to earnings before income taxes are as follows:

                                              1997       1996       1995

Statutory tax rate                           (35.0)%    (35.0)%     35.0%
Increase (decrease) due to:
   State income taxes                         (4.7)      (2.1)       5.7
   Loss of subsidiaries not in tax return      4.1       72.4        8.7
   Nondeductible expenses                      1.0       24.0       15.8
   Foreign sales corporation commissions        --      (11.6)        --
   Valuation allowance on net deferred
        tax assets                            32.9      (87.7)     (64.2)
   Other                                       1.7        3.3       (1.0)
                                             -----      -----      -----
Effective tax rate                              --%     (36.7)%       --%
                                             =====      =====      =====


A tax benefit of $163,000, resulting from the sale of option shares by employees, has been allocated to additional paid-in capital during 1996.

The domestic versus foreign component of the Company's (loss) earnings before income taxes is as follows (in thousands):
                                              1997       1996        1995

Domestic                                  $(11,684)    $  644     $ 2,958
Foreign                                   (  1,584)    (1,214)       (681)
                                           -------      -----      ------
       Total                              $(13,268)    $ (570)    $ 2,277
                                           =======      =====      ======

No income tax provisions have been recognized for foreign tax jurisdictions and no income tax benefits have been recognized for subsidiary losses outside the domestic consolidated return because they are not expected to reverse in the foreseeable future.

Components of net deferred tax assets (liabilities) as of December 31, 1997 and 1996 are as follows (in thousands):
                                                     1997            1996
  Current-
       Warranty reserves                         $    319        $    392
       Inventory reserves                           2,145           1,997
       Bad debt reserves                              296             244
       Accrued vacation                               216             284
       Restructuring reserve                          448               -
       Other accrued liabilities                      132              49
       Other                                          107             109
       Less- Valuation allowance                   (2,329)           (808)
                                                  -------         -------
   Net current deferred tax asset                $  1,334        $  2,267
                                                  =======         =======
   Noncurrent-
       Software capitalization                   $   (212)       $   (280)
       Tax credits                                    877             528
       Deferred service revenue                       177             238
       Restructuring reserve                          342               -
       Net operating loss carryforward              2,495               -
       Other                                           77             104
       Less- Valuation allowance                   (3,088)           (244)
                                                  -------         -------
   Net noncurrent deferred tax asset             $    668        $    346
                                                  =======         =======


For income tax reporting purposes, the Company has approximately $6,567,000 of net operating loss carryforwards that expire at various dates through 2012. The Company also has available income tax credits of approximately $742,000, expiring at various dates through 2009, and alternative minimum tax credits of $135,000. Realization is dependent on generating sufficient taxable income prior to the expiration dates of the respective tax credits.

During 1997, the Company increased its valuation allowance by $4,365,000, due mainly to uncertainty relating to the realizability of the 1997 net operating loss carryforwards and the previously described available income tax credits. During 1996, the Company reduced its valuation allowance by $500,000 due mainly to results of operations of companies in the domestic consolidated tax return. The amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income do not materialize.


(5)    NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt as of December 31, 1997 and 1996, consist of the following (in thousands):
                                                    1997             1996

   Capitalized lease obligations;
     interest rates ranging from 6% to 19%;
     monthly principal and interest payments
     due in varying amounts through August
     2002; secured by leased equipment           $    505        $    382
   Other                                               28              50
                                                  -------         -------
                                                      533             432
   Less- Current maturities                          (224)           (283)
                                                  -------         -------
   Long-term debt                                $    309        $    149
                                                  =======         =======

REVOLVING CREDIT AGREEMENT

Subsequent to year end, the Company renewed, on a short-term basis, its bank revolving credit arrangement, which expired in February 1997. Under terms of this renewal, the Company has available up to $15.0 million of credit, subject to further restrictions based on eligible receivables, inventory, and Company liquidation value. The agreement, which extends through June 30, 1998 and is renewable on a monthly basis thereafter, is secured by the Company's accounts receivable, inventory, and fixed assets. Renewals are subject to a renewal fee of $5,000 per month, and borrowings under the agreement will bear interest at one percent over the bank's prime rate of interest, or 9.5% at December 31, 1997.

Future maturities of notes payable and long-term debt, principally under capitalized lease obligations, are as follows (in thousands):

         Year ended December 31-
            1998                                      $   224
            1999                                          134
            2000                                          105
            2001                                           32
            Thereafter                                     38
                                                       ------
                     Total                            $   533
                                                       ======

(6)    RESTRUCTURING PROVISION

During the third quarter of 1997, the Company decided to close its Addison, Illinois manufacturing facility and, accordingly, recorded a $2.9 million restructuring provision for the anticipated shortfall between required lease payments and estimated sublease payments during the facility's remaining lease term (which runs through June 2002), estimated facility closing costs, severance and certain other non-recurring costs associated with this decision. The Company expects that the closure of the facility will be completed in the near future. During the year ended December 31, 1997, the Company spent approximately $0.8 million for severance and facility closing costs.

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

On June 27, 1996, the Company completed the sale of 1,200,000 shares of its common stock at $12.00 per share. Proceeds, net of underwriting discount and other expenses, of $13.1 million were primarily utilized to repay approximately $6.4 million of existing indebtedness under the Company's bank revolving credit agreement. The remaining proceeds were invested in short-term, investment grade securities. If the sale of common shares had been completed as of the beginning of the year, and assuming the proceeds and utilization of proceeds remained the same, earnings per share for the year ended December 31, 1996 would have been increased by $.02.

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

A summary of the status of the 1991 Plan as of December 31, 1997, 1996, and 1995 and the changes during those periods is as follows:

                                              1997         1996         1995


Outstanding at January 1                    709,625      895,625      396,225
Granted                                     185,000      513,000      624,000
Exercised                                    (6,850)     (75,550)      (7,000)
Canceled                                   (123,775)    (623,450)    (117,600)
                                            -------     --------     --------
Outstanding at December 31                  764,000      709,625      895,625
                                            =======      =======      =======
Exercisable at December 31                  247,844      134,250      143,375
                                            =======      =======      =======
Range of exercise prices,                     $4.00-       $4.00-       $4.00-
   at end of period                          $11.00       $11.00       $11.00

Weighted average exercise prices:
   At beginning of period                     $5.91        $8.34        $6.27
   At end of period                            5.91         5.91         8.34
   Exercisable at end of period                6.23         7.01         7.29
   Options granted                             5.85         5.81         9.19
   Options exercised                           4.38         6.40         4.25
   Options canceled                            5.91         9.31         6.18

Weighted average end of period
   remaining contractual life
   (in years)                                   8.2          8.6          9.3

Weighted average fair value of
   options granted during period              $3.89        $2.91        $5.18

The following summary shows, as of December 31, 1997 and for the price ranges indicated, the weighted average exercise price, weighted average exercise price of options exercisable, and the remaining contractual life of options granted under the 1991 Plan:

         RANGE OF EXERCISE PRICES                 SHARES      PRICE
     Weighted average exercise
      price for options outstanding:
         $4.00 - $4.99                            56,875      $4.46
         $5.00 - $5.99                           634,000       5.73
         $6.00 - $7.99                            39,000       7.11
         $8.00 - $11.00                           34,125      10.36

     Weighted average exercise
      price for options exercisable:
         $4.00 - $4.99                            38,636      $4.46
         $5.00 - $5.99                           163,583       5.70
         $6.00 - $7.99                            11,500       7.42
         $8.00 - $11.00                           34,125      10.36

     Weighted average remaining
      contractual life (in years):
         $4.00 - $4.99                            56,875       6.91
         $5.00 - $5.99                           634,000       8.47
         $6.00 - $7.99                            39,000       8.37
         $8.00 - $11.00                           34,125       4.60

The weighted average fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model and the following assumptions:

                                                   1997       1996      1995

     Dividend rate                                    0%         0%        0%
     Expected volatility                             77%        78%       74%
     Risk-free interest rate                       5.92%      5.67%     5.97%
     Expected life (in years)                       5.0        3.0       5.7

Certain of the options granted by the Company's Board of Directors under the 1991 Plan vest upon attainment of performance objectives as well as over time. As of December 31, 1997, 137,500 options granted in December 1996 with an exercise price of $5.81 per share, vest upon the earlier of (1) when the market value of the Company's stock has reached targeted price levels for a period of 20 consecutive trading days, (2) upon the attainment of certain annual earnings per share targets, or (3) 25% six months from date of grant, with the remainder vesting in equal monthly installments over the following 24 months. Also as of December 31, 1997, 200,000 options, granted in December 1995 and modified in December 1996 to, among other things, adjust the exercise price to $5.81 per share, vest when the market value of the Company's stock has reached targeted price levels for a period of 45 consecutive trading days or 9 years and 11 months from the date of original grant, whichever is earlier. Other options granted under the 1991 Plan vest ratably over time, generally over a four year period.

       1993 NONEMPLOYEE DIRECTOR STOCK OPTION PLAN

The Company's Nonemployee Director Stock Option Plan ("1993 Director Plan"), adopted in 1993, authorizes the granting of nonqualified options to acquire up to 200,000 shares (as amended in May 1997) of common stock at a price not less than fair market value on the date of grant. The 1993 Director Plan allows for automatic annual grants upon each year of a director's service. The stock options issued under the 1993 Director Plan may be exercised at any time from date of grant, with a maximum option term of five years.

A summary of the status of the 1993 Director Plan as of December 31, 1997, 1996, and 1995 and the changes during those periods is as follows:

                                                1997         1996       1995

Outstanding at January 1                       64,000       46,000     34,000
Granted                                        37,000       18,000     18,000
Exercised                                           -            -     (6,000)
                                              -------       ------     ------
Outstanding at December 31                    101,000       64,000     46,000
                                              =======       ======     ======
Exercisable at December 31                    101,000       64,000     46,000
                                              =======       ======     ======

Range of exercise prices,                       $4.00-       $4.00-     $4.00-
   at end of period                            $13.38       $13.38      $8.75

Weighted average exercise prices:
   At beginning of period                       $8.36        $6.40      $7.47
   At end of period                              7.76         8.36       6.40
   Exercisable at end of period                  7.76         8.36       6.40
   Options granted                               6.72        13.38       4.00
   Options exercised                                -            -       5.25

Weighted average remaining end
   of period contractual life
   (in years)                                     2.6          2.7        3.2

Weighted average fair value of
   options granted during period                $3.65        $5.98      $1.76

The following summary shows, as of December 31, 1997 and for the price ranges indicated, the weighted average exercise price for outstanding options, all of which are exercisable, and the remaining contractual life of options granted under the 1993 Director Plan:

           RANGE OF EXERCISE PRICES                      SHARES        PRICE
     Weighted average exercise price for options
        outstanding (all of which are exercisable):
        $4.00 - $6.50                                     30,000      $5.25
        $6.51 - $9.00                                     53,000       7.28
        $9.01 - $13.38                                    18,000      13.38

     Weighted average remaining contractual life
        (in years):
        $4.00 - $6.50                                     30.000       1.65
        $6.51 - $9.00                                     53,000       2.93
        $9.01 - $13.38                                    18,000       3.15

The weighted average fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model and the following assumptions:

                                    1997              1996             1995
     Dividend rate                     0%                0%               0%
     Expected volatility              77%               78%              74%
     Risk-free interest rate        6.39%             5.67%            5.97%
     Expected life (in years)        3.0               2.0              2.0

        1991 DIRECTOR PLAN
The Director Stock Option Plan, adopted in 1991, ("1991 Director Plan") for nonemployee directors of the Company authorized the granting of nonqualified options to acquire 50,000 shares of common stock at a price not less than fair market value on date of grant. During 1996 and 1995, no options were granted, exercised, or canceled. During 1997, the remaining 6,000 options outstanding under this plan were canceled.

       EMPLOYEE STOCK PURCHASE PLAN

In December 1991, the Board of Directors adopted an Employee Stock Purchase Plan, effective for the plan year beginning January 1, 1992. Under the plan, the Company is authorized to issue up to 200,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under terms of the plan, employees can have from 2% to 5% of their salary withheld to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of its beginning-of-the-year or end-of-year market price. Under the plan, the Company issued 21,463, 24,522 and 22,027 shares during the years ended December 31, 1997, 1996, and 1995, respectively, relating to employee withholdings from the preceding years.

       STOCK-BASED COMPENSATION PLANS

The fair value of the stock options granted in 1997, 1996, and 1995 was estimated to be approximately $.9 million, $1.2 million, and $1.2 million, respectively, which, under SFAS 123, would be amortized as compensation expense over the vesting period of the options. Had compensation cost been recorded consistent with SFAS 123 utilizing the assumptions detailed above, the Company's pro forma net loss and net loss per share would have been as follows for the years ended December 31 (in thousands, except per share data).

                                                     1997       1996       1995
Net (loss) earnings:
     As reported                                 $(13,268)   $  (361)   $ 2,277
     Pro forma                                    (13,589)      (541)     1,828
Net (loss) earnings per common share, diluted:
     As reported                                 $  (1.91)   $ (0.06)   $   .36
     Pro forma                                      (1.96)     (0.09)       .29

       401(K) PLAN

In 1985, the Company established The Fischer Imaging Employee Capital Accumulation Plan, which is governed by Section 401(k) of the Internal Revenue Code. Employees with a minimum of six months of service are eligible for the plan. The Company makes discretionary contributions which vest over a four-year period. Total Company contributions were approximately $0, $0, and $0.1 million, for the years ended December 31, 1997, 1996, and 1995, respectively.

       INCENTIVE COMPENSATION PLAN

The Company has an incentive compensation plan under which management employees, including the Company's executive officers, receive cash bonuses. The amounts of such bonuses are determined based upon the Company's sales growth, profitability, and employees' performances as compared to performance objectives established by the Board of Directors. During the years ended 1997, 1996, and 1995, the Company accrued bonuses of approximately $0.1 million, $0, and $0.1 million, respectively, under this plan.

(9)    RELATED PARTY TRANSACTIONS

The Company leases its manufacturing and administrative facility from JN Properties (a general partnership whose partners include the Company's chairman/chief executive officer and another stockholder/director of the Company). The lease, which expires in July 2012, provides for adjustments of base rent in 2000, 2005, and 2010, based on the then fair market rental value of the premises. The increases are subject to a 7% maximum increase in each adjustment year. Effective January 1, 1996, the annual rent increased from $696,000 to $744,000. All taxes, insurance, and maintenance expenses of the facility are the responsibility of the Company.

In the second quarter of 1995, the Company issued 1,333,333 shares of Series D Convertible Preferred Stock to GEMS (see Note 7), currently representing a 16% ownership interest in the Company on an if-converted basis. GEMS is also a significant customer, providing revenues to the Company of approximately $4.3 million or 7.5% and $10.0 million or 12.9% of total revenues, in 1997 and 1996, respectively.

(10)   FOREIGN OPERATIONS

The Company operates in a single industry segment with operations in the U.S., Europe, and Australia. The following is a summary of the Company's foreign operations (in thousands):

                                               1997         1996         1995
Revenues:
  U. S. Operations:
      Domestic                              $ 46,291     $ 61,087     $ 58,548
      Export (primarily Europe)                8,728       11,041       13,939
  Foreign Operations:
      Europe                                     726        2,482        2,829
      Australia                                1,163        2,898        1,434
  Transfers between geographic areas             971        4,123        2,796
  Eliminations                                  (971)      (4,123)      (2,796)
                                             -------      -------      -------
  Total                                     $ 56,908     $ 77,508     $ 76,750
                                             =======      =======      =======
Earnings (loss) from operations:
  U.S.                                      $(12,107)    $    841     $  3,629
  Europe                                        (221)        (569)        (682)
  Australia                                     (270)        (122)        (103)
  Eliminations                                     -         (100)          50
                                             -------      -------      -------
  Total                                     $(12,598)    $     50     $  2,894
                                             =======      =======      =======
Identifiable Assets:
  U.S.                                      $ 52,948     $ 63,105     $ 56,924
  Europe                                         577        1,581        2,214
  Australia                                      920        1,797        1,062
  Eliminations                                (5,331)      (6,051)      (4,550)
                                             -------      -------      -------
  Total                                     $ 49,144     $ 60,432     $ 55,650
                                             =======      =======      =======

Transfers between geographic areas are recorded on the basis of intercompany prices established by the Company.

(11)   INVESTMENTS AND ACQUISITIONS

       TETRAD CORPORATION

The Company owns 526,191 shares of common stock of Tetrad Corporation ("Tetrad"), an interoperative diagnostic ultrasound system manufacturer. The shares, which are not readily marketable, were acquired in a 1993 purchase and in a subsequent bridge financing. Tetrad was reorganized and downsized in 1995, due to continuing softness in the market for minimally invasive surgical equipment. Since then, Tetrad has been able to continue developing and seeking commercialization of its technology base by financing its operations through proceeds from third-party development contracts. Therefore, although near term developments could prove otherwise, the Company believes its investment in Tetrad, which is accounted for at its $550,000 cost, is not impaired and, accordingly, has not provided any reserve for the possible reduction in the long-term value of its investment.

       FISCHER MIDWEST MINORITY INTEREST

During 1996, the Company acquired the 45% minority interest of Fischer Imaging Midwest, Inc., its domestic marketing subsidiary, in exchange for shares of the Company's stock. The Company accounted for this transaction as a purchase, acquiring the minority interest with a net book value of approximately $331,000, and recording goodwill of approximately $270,000, which is being amortized on a straight-line basis over 15 years.

(12)   COMMITMENTS AND CONTINGENCIES

       OPERATING LEASES

The Company leases buildings (see Note 9) and equipment under various operating lease agreements which provide for the following minimum future lease payments (in thousands):

              1998                                           $ 1,756
              1999                                             1,644
              2000                                             1,612
              2001                                             1,633
              2002                                             1,198
              Thereafter                                       7,130
                                                              ------
                      Total                                  $14,973
                                                              ======

Approximately $3.8 million of the future minimum lease payments relates to the Company's Addison, Illinois manufacturing facility. This amount, net of anticipated sublease income, has been accrued as part of the restructuring provision relating to the closing of this facility. (See Note 6).

Total rent expense was $1.9 million, $1.8 million and $1.7 million in 1997, 1996, and 1995, respectively.

        REGULATORY ACTIONS

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

In December 1996, following an inspection, the FDA issued Inspectional Observations Form 483 ("Form 483") regarding manufacturing practices at its Denver facility. Subsequently, the FDA issued a Warning Letter concerning deficiencies noted during the December 1996 inspection. The FDA requested a written response to the Warning Letter regarding the Company's planned corrective actions and a favorable third-party certification of the Company's manufacturing and quality systems. The Company has completed these actions, including the receipt and submission to the FDA of a favorable third-party certification, and believes it has resolved the FDA's GMP concerns. Failure to satisfy FDA requirements can result in the Company's inability to receive awards of federal government contracts, to receive new marketing or export clearance for products manufactured at its Denver facility, or FDA enforcement actions including, among other things, product seizure, injunction, and/or criminal or civil proceedings being initiated without further notice. The Company also received separate correspondence from the

Center for Device Evaluation and Research ("CDRH") regarding violations of the Electronic Product Radiation Control Performance Standard. The Company believes that it has been able to correct the deficiencies noted in the Form 483, the FDA Warning Letter, and the communication from the CDRH, although no assurance can be given that the corrections will be sufficient. Although the Company strives to operate within the requirements imposed by the FDA, there can be no assurances that noted deficiencies have been corrected or that the Company will be able to satisfy future FDA compliance concerns. Ongoing compliance reviews and/or related delays in future product clearances could have a material adverse effect on the Company.

        PURCHASE COMMITMENTS

The Company has entered into an agreement with a vendor for the development and production of certain components to be used in one of the Company's new products. In order to retain exclusive rights to the technology developed, the Company must order a minimum quantity of units or pay approximately $680,000. Should the minimum quantity be ordered, the total commitment through 1999 would approximate $7.2 million.

In the normal course of business, the Company enters into various long-term commitments with vendors to provide customized materials for use in the Company's products.

        RETENTION BONUS PLAN

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

       ANTI-TAKEOVER CONTINGENCIES

In November 1994, the Board of Directors declared a dividend of one right to purchase a share of Series C Junior Participating Preferred Stock for each outstanding share of common stock. These rights generally become exercisable when anyone other than certain exempt persons (including Morgan W. Nields, Chairman and Chief Executive Officer, Kinney L. Johnson, member of the Board of Directors, and GE Medical Systems) acquire more than a 15% beneficial interest in the Company. The purpose of these rights is to assure that the Company's Board of Directors has sufficient control to prevent a takeover of the Company at less than its fair value.

        LITIGATION

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            Not Applicable.


                                    PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            The information required by this Item is incorporated by reference to the Company's 1998 Proxy Statement to be filed on or prior to April 30, 1998.

ITEM 11.    EXECUTIVE COMPENSATION

            The information required by this Item is incorporated by reference to the Company's 1998 Proxy Statement to be filed on or prior to April 30, 1998.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The information required by this Item is incorporated by reference to the Company's 1998 Proxy Statement to be filed on or prior to April 30, 1998.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            The information required by this Item is incorporated by reference to the Company's 1998 Proxy Statement to be filed on or prior to April 30, 1998.

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

            2.    Financial Statement Schedules.

                        See page F-0 of this Form 10-K.

            3.    Exhibits.

                        The following are filed as part of this report:

EXHIBIT
NUMBER            DESCRIPTION OF EXHIBIT

3.1            Certificate of Incorporation of the Company /(1)/

3.2            Bylaws of the Company /(1)/

4.1 Amended and Restated Rights Agreement, dated as of November 3, 1994, between the Company and American Securities Transfer, Inc. which includes the Certificate of Designation for the Series C Junior Participating Preferred Stock as Exhibit A and the form of Right Certificate as Exhibit B /(7)/

4.2            Certificate  of  Designation   for  the  Series  D  Convertible
               Preferred Stock /(7)/

10.1 Works Contract and Manufacturing Agreement, dated October 28, 1988, between the Company and Storz Medical AG, as amended on January 21, 1991 /(2)/

10.2 Agreement, dated October 5, 1990, between the Company and Dornier Medizintechnik GmbH /(1)/

10.3 Cooperative Research and Development Agreement, dated September 24, 1993, between the Company and The Regents of the University of California /(6)/

10.4 Purchase Agreement, dated October 2, 1993, between the Company and Varian Associates Inc. /(5)/

10.5 Purchase Agreement, dated August 29, 1994, between the Company and General Electric Company on behalf of GE Medical
               Systems /(7)/

EXHIBIT
NUMBER                  DESCRIPTION OF EXHIBIT

10.6 Royalty Agreement, dated as of April 18, 1980, between the Company and Jesse T. Littleton, M.D. /(1)/

10.7           Nonemployee Director Stock Option Plan, as amended /(8)/

10.8           Stock Option Plan /(1)/

10.9           Employee Stock Purchase Plan /(3)/

10.10          Retention Bonus Plan /(6)/

10.11 Lease Agreement, dated as of June 12, 1992, between the Company and the Teachers' Retirement System of the State of Illinois /(5)/

10.12 Lease Agreement, dated July 31, 1992, between the Company and JN Properties /(4)/

10.13 Stock Purchase Agreement, dated as of June 20, 1995, between the Company and General Electric Company, acting through its GE Medical Systems Division ("GEMS") /(7)/

10.14 Registration Rights Agreement, dated as of June 20, 1995, between the Company and GEMS /(7)/

10.15 Manufacturing and License Agreement, dated as of June 20, 1995, between the Company and GEMS /(7)/

10.17 Amendment, dated as of June 20, 1995, to Purchase Agreement, dated as of August 29, 1994, between the Company and GEMS /(7)/

10.18 Agreement dated October 10, 1997, by and between the Company and Ethicon Endo-Surgery, Inc., with Addendum dated January 28, 1998. /(8)/ /(9)/

   21          List of Subsidiaries /(8)/

   23          Consent of Arthur Andersen LLP /(8)/

   27          Financial Data Schedule /(8)/

-------------------------------------------------------------

      /(1)/ Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 33-41537, as filed with the Securities and Exchange Commission (the "Commission") on July 3, 1991.

      /(2)/ Incorporated by reference to Amendment No. 1 to the Company's
            Registration Statement on Form S-1, File No. 33-41537, as filed with the Commission on
            July 18, 1991.

      /(3)/ Incorporated by reference to the Company's Registration Statement on Form S-8, File No. 33-44599, as filed with the Commission on December 3, 1991.

      /(4)/ Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1992, as filed with the Commission.

      /(5)/ Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1993, as filed with the Commission.

      /(6)/ Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1994, as filed with the Commission on April 14, 1995.

      /(7)/ Incorporated by reference to the Company's Form 8-K, as filed with the Commission on July 3, 1995.

      /(8)/ Filed herewith.

     /(9)/ Confidential Treatment is being sought from the Commission with respect to portions of these agreements, which portions have been omitted from the attached copies of the exhibits and have been filed separately with the Commission.

      (b)   Reports on Form 8-K
            None

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


                                    Fischer Imaging Corporation



Date:   March 30, 1998              By:  /S/ MORGAN W. NIELDS
                                       --------------------------------
                                        Morgan W. Nields
                                        Chairman of the Board, Chief Executive
                                        Officer, and Director


            Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.



/S/ MORGAN W. NIELDS                Chairman of the Board,       March 30, 1998
-------------------------------
Morgan W. Nields                    Chief Executive Officer,
                                    Principal Executive Officer


/S/ WILLIAM C. FEE                  Vice  President, Chief       March 30, 1998
-------------------------------     Accounting Officer, Principal
William C. Fee                      Accounting and Financial
                                    Officer


/S/ DAVID G. BRAGG, M.D.            Director                     March 30, 1998
-------------------------------
David G. Bragg, M.D.


/S/ THOMAS J. CABLE                 Director                     March 30, 1998
-------------------------------
Thomas J. Cable


/S/ KINNEY L. JOHNSON               Director                     March 30, 1998
-------------------------------
Kinney L. Johnson


/S/FRANK W. T. LAHAYE               Director                     March 30, 1998
-------------------------------
Frank W. T. LaHaye


-------------------------------     Director                     March 30, 1998
Kathryn A. Paul