Form 10-Q
period 1998-03-30
FISCHER IMAGING CORP
filed 1998-05-13
CIK 750901

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For The Quarter Ended March 30, 1998


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from          to
                                           --------    --------

                         Commission file number 0-19386

                           FISCHER IMAGING CORPORATION
             (Exact name of Registrant as specified in its charter)

              DELAWARE                               36-2756787
     (State of incorporation)            (I.R.S. Employer Identification No.)

      12300 North Grant Street
          Denver, Colorado                              80241
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

                                                  Shares Outstanding as of
        Title Of Class                                   March 30, 1998
 ------------------------------                   ------------------------
 Common Stock,  $0.01 par value                            6,980,150

                                FISCHER IMAGING CORPORATION

                                     TABLE OF CONTENTS


PART I.     FINANCIAL INFORMATION                                       PAGE


     Item 1.     Consolidated Financial Statements

                 Consolidated Balance Sheets -
                 March 30, 1998 and December 31, 1997                     3

                 Consolidated Statements of Operations -
                 Three months ended
                 March 30, 1998 and March 31, 1997                        4

                 Consolidated Statements of Cash Flows -
                 Three months ended
                 March 30, 1998 and  March 31, 1997                       5

                 Notes to Consolidated Financial Statements               6


     Item 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      9


PART II.    OTHER INFORMATION


     Item 1.     Legal Proceedings                                       15

     Item 6.     Exhibits and Reports on Form 8-K                        15

                             FISCHER IMAGING CORPORATION
                             CONSOLIDATED BALANCE SHEETS
                       (Amounts in thousands except share data)

                                                                 March 30,   December 31,
                                                                   1998        1997
                                                                -------------------------
                             ASSETS
                                                                (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents                                    $   2,588   $  3,439
   Trade accounts receivable, net of allowance for doubtful
     accounts of approximately $779 and $778 at March 30,
     1998 and December 31, 1997, respectively                      13,864     14,132
   Inventories                                                     18,960     17,373
   Deferred income taxes                                            1,334      1,334
   Prepaid expenses and other current assets                        1,277      1,169
                                                                 --------    -------
         Total current assets                                      38,023     37,447
                                                                 --------    -------

PROPERTY AND EQUIPMENT (at cost)
   Manufacturing equipment                                          9,670      9,521
   Office equipment and leasehold improvements                      5,495      5,563
                                                                 --------    -------
                                                                   15,165     15,084
   Less- Accumulated depreciation and amortization                  8,993      9,417
                                                                 --------    -------
         Property and equipment, net                                6,172      5,667
                                                                 --------    -------
INTANGIBLE ASSETS, net                                              3,443      3,615
DEFERRED INCOME TAXES                                                 668        668
DEFERRED COSTS AND OTHER ASSETS                                     1,657      1,747
                                                                 --------    -------
         TOTAL ASSETS                                           $  49,963   $ 49,144
                                                                 ========    =======

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES
   Notes payable and current maturities of long-term debt       $     348   $    224
   Trade accounts payable                                           5,854      4,876
   Accrued salaries and wages                                       2,014      2,027
   Accrued restructuring costs                                        859      1,180
   Deferred service revenue                                           745        771
   Other current liabilities                                        3,759      3,190
                                                                 --------    -------
         Total current liabilities                                 13,579     12,268

LONG-TERM DEBT                                                        735        309
ACCRUED RESTRUCTURING COSTS, LONG-TERM                                900        900
OTHER NONCURRENT LIABILITIES                                          479        482
                                                                 --------    -------
         TOTAL LIABILITIES                                         15,693     13,959
                                                                 --------    -------
STOCKHOLDERS' INVESTMENT
   Common Stock, $.01 par value, 25,000,000 shares
     authorized, 6,980,150 and 6,948,648 shares issued
     and outstanding at March 30, 1998 and
     December 31, 1997, respectively                                   70         69
   Preferred Stock, 5,000,000 shares authorized:
     Series C Junior Participating Preferred Stock, $.01 par
       value, 500,000 shares authorized, no shares issued
       and outstanding                                                  -          -
     Series D Convertible Preferred Stock, $.01 par value,
       1,333,333 shares authorized, issued and outstanding
       at March 30, 1998 and December 31, 1997; liquidation
       preference of $10,000,000                                       13         13
   Additional paid-in capital                                      49,366     49,235
   Accumulated deficit                                            (15,775)   (14,656)
   Accumulated other comprehensive income (foreign
     currency translation adjustments)                                596        524
                                                                 --------    -------
         TOTAL STOCKHOLDERS' INVESTMENT                            34,270     35,185
                                                                 --------    -------
         TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT         $  49,963   $ 49,144
                                                                 ========    =======

The accompanying notes are an integral part of these financial statements.

                           FISCHER IMAGING CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands except per share data)
                                   (Unaudited)
                                                 Three Months Ended
                                           ------------------------------
                                              March 30,       March 31,
                                                1998            1997
                                              ---------       ---------
NET REVENUES                                 $ 13,667        $ 12,302

COST OF SALES                                   8,408           8,552
                                              -------         -------
      Gross Profit                              5,259           3,750

OPERATING EXPENSES
   Research and development                     1,392           1,512
   Selling, marketing and service               3,531           4,676
   General and administrative                   1,358           1,161
                                              -------         -------
          Total Operating Expenses              6,281           7,349
                                              =======         =======

LOSS FROM OPERATIONS                           (1,022)         (3,599)

   Interest expense                               (54)            (73)
   Interest income                                 30              61
   Other (expense) income, net                    (73)           (268)
                                              -------         -------

LOSS BEFORE INCOME TAXES                       (1,119)         (3,879)
   Benefit for income taxes                        --              --
                                              -------         -------
NET LOSS                                     $ (1,119)       $ (3,879)
                                              =======         =======
NET LOSS PER SHARE
   Basic                                     $  (0.16)       $  (0.56)
                                              =======         =======
   Diluted                                   $  (0.16)       $  (0.56)
                                              =======         =======
SHARES USED TO CALCULATE
LOSS PER SHARE
   Basic                                        6,980           6,942
                                              =======         =======
   Diluted                                      6,980           6,942
                                              =======         =======

The accompanying notes are an integral part of these financial statements.

                           FISCHER IMAGING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)
                                                                          Three Months Ended
                                                                     ------------------------------
                                                                        March 30,    March 31,
                                                                          1998         1997
                                                                        ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                             $ (1,119)     $ (3,879)
                                                                        -------       -------
  Adjustments to reconcile net loss to net cash
  (used in) provided by operating activities-
     Depreciation                                                           549           440
     Amortization of intangible assets                                      172           180
     Provision for doubtful accounts                                         (4)            2
     Provision for excess and obsolete inventories                          305           256
     Sales and retirements of assets                                         60            30
     Foreign exchange losses                                                 57           233
     Restructuring costs                                                   (321)            --
     Other changes in current assets and liabilities-
       Decrease in trade accounts receivable                                272         5,613
       (Increase) Decrease in inventories                                (2,215)        2,061
       (Increase) Decrease in prepaid expenses and other current assets    (108)           24
       Decrease in deferred costs and other assets                           90           158
       Increase (Decrease) in trade accounts payable                        978        (1,712)
       (Decrease) Increase in accrued salaries and wages                    (13)           67
       (Decrease) Increase in deferred service revenue                      (26)           25
       Increase (Decrease) in other current liabilities                     569          (154)
     Other                                                                   (3)            1
                                                                        -------       -------
          Total adjustments                                                 362         7,224
                                                                        -------       -------
          Net cash (used in) provided by operating activities              (757)        3,345
                                                                        -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                     (161)       (1,321)
                                                                        -------       -------
          Net cash used in investing activities                            (161)       (1,321)
                                                                        -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sales of common stock, net                                  132           110
  Repayments of long-term debt                                              (80)          (75)
                                                                        -------       -------
          Net cash provided by financing activities                          52            35
                                                                        -------       -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                      15           (13)
                                                                        -------       -------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                       (851)        2,046
CASH AND CASH EQUIVALENTS, beginning of period                            3,439         3,289
                                                                        -------       -------
CASH AND CASH EQUIVALENTS, end of period                               $  2,588      $  5,335
                                                                        =======       =======

The accompanying notes are an integral part of these financial statements.

                           FISCHER IMAGING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. GENERAL

In the opinion of management, the accompanying unaudited consolidated balance sheets and statements of operations and cash flows contain all adjustments, consisting only of normal recurring items, necessary to present fairly the financial position of Fischer Imaging Corporation (the "Company") at March 30, 1998, its results of operations for the three months ended March 30, 1998 and March 31, 1997 and cash flows for the three months ended March 30, 1998 and March 31, 1997.

The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by generally accepted accounting principles. The financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest annual report on Form 10-K for the year ended December 31, 1997.

The Company typically closes its first three fiscal quarters as of the Sunday closest to the end of March, June and September. In 1998 and 1997, to more evenly distribute the days between quarters, the first three fiscal quarters are being closed as of the Monday closest to quarter-end.


2. INVENTORIES

Inventories include costs of materials, direct labor and manufacturing overhead. Inventories are priced at the lower of cost (using primarily the last-in, first-out ("LIFO") method of valuation) or market. Writedowns for excess or obsolete inventories are charged to expense in the period in which conditions giving rise to the writedowns are first recognized.

Inventories consisted of the following components (in thousands):

                                                   March 30,   December 31,
                                                     1998         1997
                                                   ---------   ------------
     FIFO cost-
     Raw materials                                 $13,855      $11,960
     Work in process and finished goods             11,694       11,705
     LIFO valuation adjustment                        (586)        (586)
                                                    ------       ------
       Total before valuation reserves              24,963       23,079
     Less valuation reserves                        (6,003)      (5,706)
                                                    ------       ------
     Inventories, net                              $18,960      $17,373
                                                    ======       ======


3. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following (in thousands):

                                                   March 30,   December 31,
                                                     1998         1997
                                                   ---------   ------------
     Customer  deposits                            $2,035       $1,136
     Accrued warranty and installation costs        1,038        1,090
     Accrued sales, property, and
        other state and local taxes                   560          688
     Other                                            126          276
                                                    -----        -----
     Total other current liabilities               $3,759       $3,190
                                                    =====        =====

4. NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consisted of the following (in thousands):

                                                   March 30,   December 31,
                                                     1998         1997
                                                   ---------   ------------
     Capitalized lease obligations                 $1,054       $  505
     Other                                             29           28
                                                    -----        -----
                                                    1,083          533
     Less--Current maturities                        (348)        (224)
                                                    -----        -----
     Long-term debt                                $  735       $  309
                                                    =====        =====

See "Management's Discussion & Analysis - Liquidity and Capital Resources" for a discussion of the Company's line of credit.

6  NET (LOSS) EARNINGS PER SHARE

The Company presents basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128"), which was required to be adopted on December 15, 1997. SFAS 128 establishes standards for computing and presenting basic and diluted earnings per share. Under this statement, basic earnings or loss per share is computed by dividing the net earnings or loss by the weighted average number of shares of common stock outstanding. Diluted earnings or loss per share is determined by dividing the net earnings or loss by the sum of (1) the weighted average number of common shares outstanding, (2) if not anti-dilutive, the number of shares of convertible preferred stock as if converted upon issuance, and (3) if not anti-dilutive, the effect of outstanding stock options determined utilizing the treasury stock method. In the first quarter of both 1998 and 1997, the effects of the convertible preferred stock and stock options were excluded from the calculation of diluted earnings per share since the result would have been anti-dilutive.

8. RESTRUCTURING COSTS

During the third quarter of 1997, the Company decided to close its Addison, Illinois manufacturing facility and, accordingly, recorded a $2.9 million restructuring provision for the anticipated shortfall between required lease payments and estimated sublease payments during the facility's remaining lease term (which runs through June 2002), estimated facility closing costs, severance and certain other non-recurring costs associated with this decision. The Company expects that the closure of the facility will be completed in the near future. During the first quarter ended March 30, 1998, the Company spent approximately $321,000 for severance and facility closing costs.

9. REPORTING COMPREHENSIVE INCOME

In 1998, the Company adopted Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130, effective for years beginning after December 15, 1997, establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise except those resulting from investments by or distributions to its owners. For the Company, comprehensive income includes only net earnings or loss and foreign currency translation adjustments, as follows:

                                                 Three Months Ended
                                           ------------------------------
                                              March 30,       March 31,
                                                1998            1997
                                              ---------       ---------
Net Loss                                     $ (1,119)       $ (3,879)
Foreign Currency
Translation Adjustments                           (72)           (220)
                                              -------         -------

Comprehensive Loss                           $ (1,191)       $ (4,099)
                                              =======         =======

10. CHANGES TO DIRECTOR PLAN

The Company's Nonemployee Director Plan (the "Director Plan"), adopted in 1993, authorizes the granting of nonqualified options to acquire up to 200,000 shares of common stock to nonemployee directors at a price no less than fair market value on the date of grant. In March 1998, subject to approval by stockholders at the Company's June 12, 1998 Annual Meeting of Stockholders, the Board of Directors (the "Board") approved an amendment and restatement of the Director Plan to, among other changes, increase the number of shares of common stock authorized for issuance under the Director Plan from 200,000 to 300,000 shares, increase the number of shares granted annually to nonemployee directors, decrease the number of options granted annually to directors who serve on the Compensation Committee, extend the term of the options, and increase the period for exercising options after leaving the Board.

The Board (with interested directors abstaining) also approved the repricing of certain outstanding options previously granted to nonemployee directors, in order to acknowledge the services provided by its nonemployee directors and to increase the Company's ability to retain such Directors, in view of the significant decline in the market value of the Company's common stock. In the aggregate, the repricing will result in the lowering of the exercise price of 68,000 options with existing exercise prices ranging from $4.6875 to $13.380 to an exercise price of $4.25. The repricing of outstanding options is not expected to have a material impact on the operating results of the Company.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the results of operations and financial condition should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "Form 10-K"). This Form 10-Q, including the information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "expects", "anticipates", "plans", "estimates", and similar words and expressions are intended to identify such statements. These forward-looking statements include statements concerning the growth of the Company's markets, future operating results including revenues and expenses, the Company's ability to satisfy its short and long-term liquidity needs, the success and timing of its cost-cutting measures including the closure of the Company's Addison, Illinois manufacturing facility, sales under the Company's strategic alliances, OEM agreements and otherwise, marketing arrangements for its Mammotest products and other products, development of SenoScan and other new products, availability of raw materials and components, manufacturing capabilities, submissions to the FDA and receipt of FDA approvals and clearances, resolutions of deficiencies noted by the FDA, and other matters. These forward-looking statements involve risks and uncertainties. The actual results that the Company achieves may differ materially from those discussed in such forward-looking statements due to the risks and uncertainties described in this Form 10-Q, in the Business section of Form 10-K under the headings "Risks Associated with OEM Agreements", "International Operations," "Strategic Alliances", "Risks of Technological Change and New Products," "Risks of New Product Development and Market Acceptance," "Manufacturing and Operating Risks," "Competition," "Government Regulation," "Government Reimbursement," "Patents and Intellectual Property," "Risk of Dependence on Key Personnel," "Product Liability, Market Withdrawal, and Product Recalls", in the Market for Registrant's Common Equity and Related Stockholder Matters section of Form 10-K under the headings "Risk of Price Volatility of Common Stock," "Risks Associated with Shares Eligible for Future Sale," "Risks Associated with Control by Management and Certain Stockholders," and "Certain Anti-Takeover Effects," in the Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") section of Form 10-K under the "Overview" heading, and elsewhere in the Business and MD&A sections and other sections of Form 10-K.

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

Revenues during the first quarter of 1998 were $13,667,000, an 11% increase as compared to the first quarter of 1997. Gross margin as a percent of revenues increased from approximately 30% in the first quarter of 1997 to over 38% in the first quarter of 1998. Operating expenses were reduced $1,068,000, to $6,281,000, in the first quarter of 1998 as compared to the same period in 1997. The resulting net loss for the first quarter of 1998 was $1,119,000, or $.16 per share, as compared to the 1997 first quarter net loss of $3,879,000, or $.56 per share.

The Company experienced substantial losses in late 1996 and during the year ended December 31, 1997. During this period, sales under the Company's OEM arrangements were significantly lower than comparable prior periods, primarily due to decreased shipments of Tilt-C systems to GE Medical Systems. Also, during the fourth quarter of 1996 and the first half of 1997, the Company experienced decreases in the sales of its Mammotest systems versus comparable prior periods, although sales of Mammotest systems during the last six months of 1997 were somewhat higher than the comparable six month period of 1996. The Company continues to face aggressive and successful competition within the surgical stereotactic core needle breast biopsy market from U.S. Surgical Corporation.
In October 1997, the Company entered into a marketing partnership with Johnson and Johnson's Ethicon EndoSurgery, Inc. ("Ethicon EndoSurgery") that it believes will help it more adequately address this market.

In November 1997, the Company entered into an alliance with Sterling Diagnostic Imaging, Inc. ("Sterling"), under which the Company will develop specific digital radiographic systems, utilizing Sterling's DirectRay(TM) digital image detector technology. The Sterling and Ethicon EndoSurgery strategic alliances could produce a significant increase in demand for the Company's products, although no assurance can be given to that effect.

The Company believes that, in addition to measures to increase sales of its products, improving factory utilization and limiting growth of operating expenses will be key elements in its efforts to return to acceptable levels of profitability. Accordingly, during the third quarter of 1997, the Company announced its intention to close its Addison, Illinois manufacturing facility and outsource or transfer Addison production. The Company recorded a $2.9 million restructuring provision in the third quarter, to provide for the anticipated shortfall between required lease and estimated sublease payments during the facility's remaining lease term, estimated facility closing costs, severance and certain other non-recurring costs associated with this decision. The Company anticipates additional one-time costs associated with this decision. The Company expects that the Addison closure will be completed in the near future, although no assurance can be given to that effect.

The Company cannot predict when it will return to profitability, although it has taken significant steps to improve sales and reduce manufacturing and other costs. Improvement in the Company's results of operations will depend on many factors including, among other things, demand for the Company's products and the ability of the Company to maintain or increase gross margins, control manufacturing and other costs, enter into and effectively implement distribution agreements for its Mammotest products and other products, implement its marketing and sales strategies in the United States and internationally, maintain orders under OEM agreements, renew OEM agreements on favorable terms and develop and introduce new products that compete successfully.

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

The Company is attempting to expand international sales and marketing efforts, which can be expected to result in losses from international operations until international revenues reach sufficient levels. Additionally, the Company's exposure to foreign currency and other risks of international business may increase as its international business grows. The Company attempts to minimize these risks through measures including, but not limited to, requiring payments in U.S. dollars and using letters of credit. There can be no assurance, however, that the Company will be successful in its international sales efforts or in minimizing any associated risks. Revenues from customers outside the United States declined 35% from 1996 to 1997 and were essentially unchanged in the first quarter of 1998, versus the first quarter of 1997.

RESULTS OF OPERATIONS

The Company's revenues and net loss were $13,667,000 and $1,119,000, respectively, for the first quarter of 1998, as compared to revenues of $12,302,000 and a net loss of $3,879,000 for the first quarter of 1997. Revenues increased due to a significant increase in shipments of mammography and electrophysiology products, partly offset by a decline in OEM product shipments. Gross margin as a percent of revenues increased from 30.5% in the first quarter of 1997 to 38.5% in the first quarter of 1998, primarily due to improved absorption of manufacturing costs associated with higher production levels, manufacturing cost reductions associated with the closure of the Company's Addison manufacturing facility, and a shift in mix to relatively higher margin products. Operating expenses were also substantially lower in the first quarter of 1998, at $6,281,000, as compared to $7,349,000 in the first quarter of 1997. As a result of these factors, the net loss in the first quarter of 1998 was reduced to $1,119,000, from the first quarter 1997 net loss of $3,879,000, an improvement of $2,760,000.

The following table sets forth the percentage of net revenues represented by certain data included in the Company's statements of operations for the periods indicated:

                                                 Three Months Ended
                                           ------------------------------
                                              March 30,       March 31,
                                                1998            1997
                                              ---------       ---------
     Revenues                                  100.0%        100.0%
     Gross profit                               38.5          30.5
     Research and development                   10.2          12.3
     Selling, marketing and service             25.8          38.0
     General and administrative                  9.9           9.4
     Loss from Operations                       (7.5)        (29.3)
     Benefit for income taxes                    ---           ---
     Net loss                                   (8.2)        (31.5)

Revenues. First quarter 1998 revenues were $13,667,000, an 11% increase from first quarter 1997 revenues of $12,302,000. This increase primarily reflects significantly higher shipments of mammography and electrophysiology products, partly offset by a decline in OEM product shipments. The increase was primarily in the U.S. direct and dealer channels of distribution, partly offset by declines in the OEM and international direct channels.

Gross Profit. For the first quarter of 1998, gross profit expressed as a percentage of revenues was 38.5%, as compared to the 30.5% for the first quarter of 1997. The increase in gross profit as a percentage of revenues was due to reductions in unfavorable manufacturing variances, as a result of improved absorption of manufacturing costs caused by higher production levels and by reductions in manufacturing costs associated with the closing of the Company's Addison manufacturing facility. In addition, the Company experienced a favorable shift in product mix from OEM to proprietary products and service revenues, which generally have higher margins.

Research and Development Expenses. Research and development expenses for the first quarter of 1998 and 1997 were $1,392,000 and $1,512,000, respectively. The lower level of research and development expenses over last year is primarily attributable to efficiencies achieved due to the transfer of engineering activities from the Company's Addison, Illinois location. As a percentage of revenues, first quarter 1998 and 1997 research and development expenses were 10.2% and 12.3%, respectively. The decrease as a percentage of revenues is essentially due to higher revenues in the first quarter of 1998. The Company's primary area of focus remains the continuing development of digital imaging products for mammography.

Selling, Marketing and Service Expenses. Selling, marketing and service expenses for the first quarter of 1998 and 1997 were $3,531,000 and $4,676,000, respectively, or 25.8% and 38.0%, respectively, of revenues. The decrease in selling, marketing and service expense for the first quarter of 1998 as compared to the first quarter 1997 and the decrease as a percentage of revenues is primarily the result of a more cost-effective sales compensation program, a reduced scope of marketing activities, and efficiencies gained by the closure of the Addison manufacturing facility and the resultant consolidation of service and technical support functions.

General and Administrative Expenses. General and administrative expenses for the first quarter of 1998 and 1997 were $1,358,000 and $1,161,000, respectively. As a percentage of revenues, general and administrative expenses increased from 9.4% to 9.9% from the first quarter of 1997 to the first quarter of 1998. The increase in general and administrative expenses and the increase as a percentage of revenues is primarily due to higher legal fees associated with trial preparation for the Company's patent infringement lawsuits against Trex Medical Corporation ("Trex").

Interest Expense / Interest Income. Interest expense for the first quarter of 1998 and 1997 was $54,000 and $73,000, respectively, or essentially unchanged. Interest income for the first quarter of 1998 and 1997 was $30,000 and $61,000, respectively. The reduction in interest income is primarily due to a decline in average cash and cash equivalent balances, which have decreased primarily as a result of an increased investment in inventories.

Net Loss. The Company's net loss for the first quarter of 1998 was $1,119,000, an improvement of $2,760,000 as compared to the first quarter 1997 net loss of $3,879,000. The improvement was due to the favorable effects of higher revenues, the improvement in gross margin as a percentage of revenue caused by higher production levels and the resultant improved absorption of manufacturing costs, reductions in manufacturing costs associated with the closing of the Addison manufacturing facility, and by reductions in operating expenses.

INCOME TAXES

The Company's estimated effective tax rate for the year ended December 31, 1998 is currently 0%. Accordingly, no income tax benefit has been provided for the first quarter ended March 30, 1998. This rate was determined based upon the anticipated 1998 results of operations includable in the domestic consolidated tax return and upon projected net temporary differences between operating results reflected in the financial statements and those required to be reflected in the domestic consolidated tax return for 1998. As of December 31, 1997, the Company had approximately $2,002,000 of net deferred tax assets, which represents timing differences that are more likely than not to be realized against taxable income of future years. The amount of net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income do not materialize. No income tax provisions have been recognized for foreign tax jurisdictions and no income tax benefits have been recognized for subsidiary losses outside the domestic consolidated return because they are not expected to reverse in the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the three months ended March 30, 1998 was $0.8 million compared to $3.3 million provided by operations in the comparable period of 1997. The use of cash flow in operations was primarily due to a $0.8 million increase in working capital, excluding noncash provisions. This working capital increase was the result of a $2.2 million increased investment in inventories and $0.3 million of restructuring-related expenditures (see Note 8 to Notes to Consolidated Financial Statements), offset by a $0.9 million increase in customer deposits and a $1.0 million increase in accounts payable. The cash impact of the first quarter 1998 net loss before non-cash depreciation, amortization, obsolescence, and other provisions was $0.

Net cash used in investing activities was $0.2 million for the three months ended March 30, 1998, compared to $1.3 million for the same period in 1997. The decrease was principally related to increased use of non-cash capital lease financing.

Net cash provided by financing activities for the three months ended March 30, 1998 was $0.1 million, or essentially unchanged from the $0.0 million provided by financing activities for the same period in 1997.

As of March 30, 1998, the Company had $2.6 million in cash and cash equivalents and working capital of $24.4 million. The Company has renewed, on a short-term basis, its bank revolving line of credit arrangement, which had expired in February 1997. Under the terms of this renewal, the Company has available up to $15.0 million of credit, subject to further restrictions based on eligible receivables, inventory, and Company liquidation value. The agreement, which extends through June 30, 1998 and is renewable on a monthly basis thereafter, is secured by the Company's accounts receivable, inventory, and fixed assets. Renewals are subject to a renewal fee of $5,000 per month, and borrowings under the agreement bear interest at one percent over the bank's prime rate of interest, or 9.5% at March 30, 1998. The Company expects its long-term liquidity needs to be satisfied principally from cash flows generated from operations. The Company believes that its short-term liquidity needs can be satisfied through cash provided from operations and current cash and cash equivalent balances, through borrowings under its revolving line of credit arrangement, or through another credit arrangement collateralized by the Company's working capital.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:

   In April 1992, the Company filed a patent infringement lawsuit against Lorad Corporation, now owned by Trex Medical Corporation ("Trex"), in the United States District Court for the District of Colorado relating to the Company's patent No. 5,078,142, covering certain features of its Mammotest stereotactic breast biopsy system. The Company believes that Trex has infringed certain claims of its patent with the introduction of its mammographic biopsy system. The action seeks to enjoin Trex and its agents from the manufacture, use and sale of the allegedly infringing stereotactic breast biopsy system. The Company is also seeking treble damages and attorney's fees.

   On April 13, 1998, following the receipt on April 7, 1998 of patent No. 5,735,264, the Company filed a second patent suit against Trex, also in U.S. District Court for the District of Colorado, seeking damages as well as an injunction to halt any further sales of Trex's StereoGuide DSM stereotactic breast biopsy system.

   The timing for these anticipated proceedings is presently unknown. See also
Part I, Item 3 "Legal Proceedings" of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a)  EXHIBITS

          Exhibits filed with this report:

          EXHIBIT NO.                DESCRIPTION

              27                  Financial Data Schedule

(b)  REPORTS ON FORM 8-K

          None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 30, 1998 to be signed on its behalf by the undersigned thereunto duly authorized.

                                  FISCHER IMAGING CORPORATION



                                  /S/ WILLIAM C. FEE
                                  ------------------
                                  William C. Fee
                                  Vice President  /
                                  Chief Accounting Officer
                                  (Principal Accounting Officer)

May 13, 1998

                                  EXHIBIT INDEX


EXHIBIT NO.                DESCRIPTION
    27                     Financial Data Schedule