Form 10-Q
period 1998-06-29
FISCHER IMAGING CORP
filed 1998-08-07
CIK 750901

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For The Quarter Ended June 29, 1998


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

       Registrant's telephone number, including area code: (303) 452-6800


Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing
requirements for the past 90 days.  Yes X   No
                                       ---    ---

                                                Shares Outstanding as of
        Title of Class                                 June 29, 1998
     --------------------                       ------------------------

Common Stock,  $0.01 par value                           6,980,150

                           FISCHER IMAGING CORPORATION

                                TABLE OF CONTENTS


PART I.     FINANCIAL INFORMATION                                       PAGE



      Item 1.     Consolidated Financial Statements

                  Consolidated Balance Sheets -
                  June 29, 1998 and December 31, 1997                     3

                  Consolidated Statements of Operations -
                  Three and six months ended
                  June 29, 1998 and June 30, 1997                         4

                  Consolidated Statements of Cash Flows -
                  Three and six months ended
                  June 29, 1998 and  June 30, 1997                        5

                  Notes to Consolidated Financial Statements              6


      Item 2.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     9


PART II.    OTHER INFORMATION

      Item 1.     Legal Proceedings                                       15

      Item 4.     Submission of Matters to a Vote of Security Holders     15

      Item 6.     Exhibits and Reports on Form 8-K                        15

                            FISCHER IMAGING CORPORATION
                            CONSOLIDATED BALANCE SHEETS
                      (Amounts in thousands except share data)

                                                                 June 29,    December 31,
                                                                   1998        1997
                                                                ------------------------
                            ASSETS
                                                                (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents                                     $  1,101     $  3,439
   Trade accounts receivable, net of allowance for doubtful
     accounts of approximately $674 and $778 at June 29, 1998
     and December 31, 1997, respectively                           14,048       14,132
   Inventories                                                     19,924       17,373
   Deferred income taxes                                            1,334        1,334
   Prepaid expenses and other current assets                        1,388        1,169
                                                                  -------      -------
         Total current assets                                      37,795       37,447
                                                                  -------      -------

PROPERTY AND EQUIPMENT (at cost)
   Manufacturing equipment                                          9,813        9,521
   Office equipment and leasehold improvements                      5,483        5,563
                                                                  -------      -------
                                                                   15,296       15,084
   Less-Accumulated depreciation and amortization                   9,499        9,417
                                                                  -------      -------
         Property and equipment, net                                5,797        5,667
                                                                  -------      -------
INTANGIBLE ASSETS, net                                              3,271        3,615
DEFERRED INCOME TAXES                                                 668          668
DEFERRED COSTS AND OTHER ASSETS                                     1,618        1,747
                                                                  -------      -------
         TOTAL ASSETS                                            $ 49,149     $ 49,144
                                                                  =======      =======

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES
   Notes payable and current maturities of long-term debt        $    287     $    224
     Trade accounts payable                                         5,419        4,876
   Accrued salaries and wages                                       1,738        2,027
   Customer deposits                                                2,682        1,136
   Accrued warranty and installation costs                          1,222        1,090
   Accrued restructuring costs                                        995        1,180
   Deferred service revenue                                           654          771
   Other current liabilities                                          868          964
                                                                  -------      -------
         Total current liabilities                                 13,865       12,268

LONG-TERM DEBT                                                        735          309
ACCRUED RESTRUCTURING COSTS, LONG-TERM                                745          900
OTHER NONCURRENT LIABILITIES                                          475          482
                                                                  -------      -------
         TOTAL LIABILITIES                                         15,820       13,959
                                                                  -------      -------
STOCKHOLDERS' INVESTMENT
   Common Stock, $.01 par value, 25,000,000 shares
     authorized, 6,980,150 and 6,948,648 shares issued
     and outstanding at June 29, 1998 and
     December 31, 1997, respectively                                   70           69
   Preferred Stock, 5,000,000 shares authorized:
     Series C Junior Participating Preferred Stock,
       $.01 par value, 500,000 shares authorized,
       no shares issued and outstanding                                 -            -
     Series D Convertible Preferred Stock, $.01 par value,
       1,333,333 shares authorized, issued and outstanding
       at June 29, 1998 and December 31, 1997; liquidation
       preference of $10,000,000                                       13           13
   Additional paid-in capital                                      49,366       49,235
   Accumulated deficit                                            (16,759)     (14,656)
   Accumulated other comprehensive income (foreign
     currency translation adjustments)                                639          524
                                                                  -------      -------
         TOTAL STOCKHOLDERS' INVESTMENT                            33,329       35,185
                                                                  -------      -------
         TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT          $ 49,149     $ 49,144
                                                                  =======      =======

     The accompanying notes are an integral part of these financial statements.
                                         3

                             FISCHER IMAGING CORPORATION
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                     (Amounts in thousands except per share data)
                                     (Unaudited)


                                Three Months Ended           Six Months Ended
                               ---------------------     ----------------------
                                June 29,    June 30,       June 29,    June 30,
                                  1998        1997           1998        1997
                                --------    --------       --------    --------

REVENUES                        $15,250     $15,151        $28,917    $27,453

COST OF SALES                     9,304       9,808         17,712     18,360
                                 ------      ------         ------     ------
     Gross profit                 5,946       5,343         11,205      9,093

OPERATING EXPENSES
  Research and development        1,529       1,554          2,921      3,066
  Selling, marketing and          3,968       4,040          7,499      8,716
   service
  General and administrative      1,266       1,081          2,624      2,242
                                 ------      ------         ------     ------
       Total operating expenses   6,763       6,675         13,044     14,024
                                 ------      ------         ------     ------

LOSS FROM OPERATIONS               (817)     (1,332)        (1,839)    (4,931)

     Interest expense               (59)        (12)          (113)       (49)
     Interest income                 16         103             46        128
     Other (expense) income, net   (124)       (171)          (197)      (439)
                                 ------      ------         ------     ------

LOSS BEFORE INCOME TAXES           (984)     (1,412)        (2,103)    (5,291)
     Benefit for income taxes       --          --             --         --
                                 ------      ------         ------     ------
NET LOSS                        $  (984)    $(1,412)       $(2,103)   $(5,291)
                                 ======      ======         ======     ======

NET LOSS PER SHARE
      Basic                     $ (0.14)    $ (0.20)       $ (0.30)   $ (0.76)
                                 ======      ======         ======     ======
      Diluted                   $ (0.14)    $ (0.20)       $ (0.30)   $ (0.76)
                                 ======      ======         ======     ======

SHARES USED TO CALCULATE
LOSS PER SHARE
      Basic
                                  6,980       6,949          6,980      6,949
                                 ======      ======         ======     ======
      Diluted                     6,980       6,949          6,980      6,949
                                 ======      ======         ======     ======


   The accompanying notes are an integral part of these financial statements.

                             FISCHER IMAGING CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Amounts in thousands)
                                     (Unaudited)
                                                          Six Months Ended
                                                       ----------------------
                                                        June 29,     June 30,
                                                          1998         1997
                                                       ---------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                             $ (2,103)    $ (5,291)
                                                        -------      -------
  Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities-
      Depreciation                                        1,130          904
      Amortization of intangible assets                     344          359
      Provision for doubtful accounts                      (112)          31
      Provision for excess and obsolete inventories         428          470
      Sales and retirements of assets                       103           49
      Foreign exchange losses                                43          385
      Restructuring costs                                  (340)          --
      Other changes in current assets and liabilities-
        Decrease in trade accounts receivable               196        4,576
        (Increase) Decrease in inventories               (3,302)       3,765
        Increase in prepaid expenses and other current     (219)         (77)
          assets
        Decrease in deferred costs and other assets         129          374
        Increase (Decrease) in trade accounts payable       543       (1,476)
        Decrease in accrued salaries and wages             (289)        (322)
        Increase in customer deposits                     1,546          251
        Increase (Decrease) in accrued warranty and         132         (211)
          installation costs
        Decrease in deferred service revenue               (117)          (2)
        Decrease in other current liabilities               (96)        (597)
      Other                                                  (7)           1
                                                        -------      -------
          Total adjustments                                 112        8,480
          Net cash (used in) provided by operating      -------      -------
            activities                                   (1,991)       3,189
                                                        -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                     (410)      (1,201)
                                                        -------      -------
          Net cash used in investing activities            (410)      (1,201)
                                                        -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sales of common stock, net                  132          142
  Repayments of long-term debt                             (141)        (219)
                                                        -------      -------
          Net cash used in financing activities              (9)         (77)
                                                        -------      -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                      72          (78)
                                                        -------      -------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS     (2,338)       1,833
CASH AND CASH EQUIVALENTS, beginning of period            3,439        3,289
                                                        -------      -------
CASH AND CASH EQUIVALENTS, end of period               $  1,101     $  5,122
                                                        =======      =======



   The accompanying notes are an integral part of these financial statements.

                             FISCHER IMAGING CORPORATION

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (Unaudited)
1. GENERAL

In the opinion of management, the accompanying unaudited consolidated balance sheets and statements of operations and cash flows contain all adjustments, consisting only of normal recurring items, necessary to present fairly the financial position of Fischer Imaging Corporation (the "Company") at June 29, 1998, its results of operations for the three and six months ended June 29, 1998 and June 30, 1997 and cash flows for the six months ended June 29, 1998 and June 30, 1997.

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

Inventories consisted of the following components (in thousands):
                                             June 29,    December 31,
                                               1998          1997
                                            ----------   ------------
     FIFO cost-
       Raw materials                          $13,738      $11,960
       Work in process and finished goods      13,060       11,705
     LIFO valuation adjustment                   (586)        (586)
                                               ------       ------
       Total before valuation reserves         26,212       23,079
     Less valuation reserves                   (6,288)      (5,706)
                                               ------       ------
     Inventories, net                         $19,924      $17,373
                                               ======       ======

3.  OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following (in thousands):
                                             June 29,    December 31,
                                               1998          1997
                                            ----------   ------------
     Accrued sales, property, and
       other state and local taxes              $ 459        $ 688
     Other                                        409          276
                                                 ----         ----
     Total other current liabilities            $ 868        $ 964
                                                 ====         ====

4. NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consisted of the following (in thousands):

                                             June 29,    December 31,
                                               1998          1997
                                            ----------   ------------

     Capitalized lease obligations             $  995       $  505
     Other                                         27           28
                                                -----        -----
                                                1,022          533
     Less--Current maturities                    (287)        (224)
                                                -----        -----
     Long-term debt                            $  735       $  309
                                                =====        =====

See "Management's Discussion & Analysis - Liquidity and Capital Resources" for a discussion of the Company's line of credit.


5.  NET (LOSS) EARNINGS PER SHARE

The Company presents basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128"), which was required to be adopted on December 15, 1997. SFAS 128 establishes standards for computing and presenting basic and diluted earnings per share. Under this statement, basic earnings or loss per share is computed by dividing the net earnings or loss by the weighted average number of shares of common stock outstanding. Diluted earnings or loss per share is determined by dividing the net earnings or loss by the sum of (1) the weighted average number of common shares outstanding, (2) if not anti-dilutive, the number of shares of convertible preferred stock as if converted upon issuance, and (3) if not anti-dilutive, the effect of outstanding stock options determined utilizing the treasury stock method. For the three and six month periods included in the accompanying Consolidated Statements of Operations, the effects of the convertible preferred stock and stock options were excluded from the calculation of diluted earnings per share since the result would have been anti-dilutive.


6.  RESTRUCTURING COSTS

During the third quarter of 1997, the Company decided to close its Addison, Illinois manufacturing facility and, accordingly, recorded a $2.9 million restructuring provision for the anticipated shortfall between required lease payments and estimated sublease payments during the facility's remaining lease term (which runs through June 2002), estimated facility closing costs, severance and certain other non-recurring costs associated with this decision. The Company expects that the transfer of production from this facility will be completed in the near future. During the three and six months ended June 29, 1998, the Company spent approximately $19,000 and $340,000, respectively, for severance and facility closing costs, net of proceeds from asset dispositions.

7.  REPORTING COMPREHENSIVE INCOME

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

                                    Three Months Ended Six Months Ended
                                  -------------------   --------------------
                                  June 29,   June 30,   June 29,    June 30,
                                    1998       1997       1998        1997
                                  --------   --------   --------    --------

     Net loss                     $(984)     $(1,412)   $(2,103)    $(5,291)
     Foreign currency
       translation adjustments       43           87        115         307
                                   ----       ------     ------      ------
     Comprehensive loss           $(941)     $(1,325)   $(1,988)    $(4,984)
                                   ====       ======     ======      ======



8.  CHANGES TO DIRECTOR STOCK OPTION PLAN

Under the Company's Nonemployee Director Plan (the "Director Plan"), adopted in 1993, non-qualified options to acquire shares of common stock may be granted to nonemployee directors, at a price no less than fair market value on the date of grant. At the Company's June 12, 1998 Annual Meeting, stockholders approved an amendment and restatement of the Director Plan to, among other changes, increase from 200,000 to 300,000 the number of shares of common stock authorized for issuance under the Director Plan, increase from 2,000 to 5,000 the number of shares granted annually to nonemployee directors, decrease from 2,000 to 1,000 the number of options granted annually to directors who serve on the Compensation Committee, extend the term of the options, and increase the period for exercising options after leaving the Board.

At the same time, to acknowledge the services provided by its nonemployee directors and to increase the Company's ability to retain such Directors, stockholders also approved the repricing of certain outstanding options previously granted to nonemployee directors, in view of the significant decline in the market value of the Company's common stock. The repricing resulted in the lowering of the exercise price of 68,000 options with existing exercise prices ranging from $4.6875 to $13.380 to an exercise price of $4.25. The repricing of outstanding options did not have a material impact on the operating results of the Company.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the results of operations and financial condition should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "Form 10-K"). This Form 10-Q, including the information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "expects", "anticipates", "plans", "estimates", and similar words and expressions are intended to identify such statements. These forward-looking statements include statements concerning the growth of the Company's markets, future operating results including revenues and expenses, the Company's ability to satisfy its short and long-term liquidity needs, the success and timing of its cost-cutting measures including the closure of the Company's Addison, Illinois manufacturing facility, sales under the Company's strategic alliances, OEM agreements and otherwise, marketing arrangements for its Mammotest products and other products, and other matters. These forward-looking statements involve risks and uncertainties. The actual results that the Company achieves may differ materially from those discussed in such forward-looking statements due to the risks and uncertainties described in this Form 10-Q, in the Business section of Form 10-K under the headings "Risks Associated with OEM Agreements", "International Operations," "Strategic Alliances", "Risks of Technological Change and New Products," "Risks of New Product Development and Market Acceptance," "Manufacturing and Operating Risks," "Competition," "Government Regulation," "Government Reimbursement," "Patents and Intellectual Property," "Risk of Dependence on Key Personnel," "Product Liability, Market Withdrawal, and Product Recalls", in the Market for Registrant's Common Equity and Related Stockholder Matters section of Form 10-K under the headings "Risk of Price Volatility of Common Stock," "Risks Associated with Shares Eligible for Future Sale," "Risks Associated with Control by Management and Certain Stockholders," and "Certain Anti-Takeover Effects," in the Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") section of Form 10-K under the "Overview" heading, and elsewhere in the Business and MD&A sections and other sections of Form 10-K.

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

Revenues during the second quarter of 1998 were $15,250,000, about the same as the second quarter of 1997, but a 12% increase as compared to the first quarter of 1998. Gross margin as a percent of revenues increased from approximately 35% in the second quarter of 1997 to 39% in the second quarter of 1998. Operating expenses of $6,763,000, in the second quarter were about the same as the $6,675,000 for the second quarter of 1997. Excluding legal costs, which increased primarily due to the patent infringement lawsuit against Trex Medical Corporation, operating expenses were reduced in the second quarter of 1998 as compared to the second quarter of 1997. The resulting net loss for the second quarter of 1998 was $984,000, or $.14 per share, as compared to the 1997 second quarter net loss of $1,412,000, or $.20 per share.

The Company experienced losses in late 1996, during the year ended December 31, 1997, and during the first half of 1998. Throughout this period, sales under the Company's OEM arrangements were significantly lower than comparable prior periods, primarily due to decreased shipments of Tilt-C systems to GE Medical Systems. During the fourth quarter of 1996 and the first half of 1997, the Company also experienced decreases in the sales of its Mammotest systems versus comparable prior periods. However, during the last six months of 1997 and the first six months of 1998 sales of Mammotest systems increased versus comparable prior periods. The Company continues to face aggressive and successful competition within the surgical stereotactic core needle breast biopsy market from U. S. Surgical Corporation but believes that its marketing alliance with Johnson and Johnson's Ethicon EndoSurgery, Inc. ("Ethicon EndoSurgery"), entered into in October 1997, is beginning to favorably impact its revenues in this market.

In November 1997, the Company entered into an alliance with Sterling Diagnostic Imaging, Inc. ("Sterling"), under which the Company will develop specific digital radiographic systems, utilizing Sterling's DirectRay(TM) digital image detector technology. The Company believes that production shipments of digital radiography systems will begin during the fourth quarter of 1998, although no assurance can be given to that effect.

The Company believes that, in addition to measures to increase sales of its products, improving factory utilization and limiting growth of operating expenses will be key elements in its efforts to return to acceptable levels of profitability. Accordingly, during the third quarter of 1997, the Company announced its intention to close its Addison, Illinois manufacturing facility and outsource or transfer Addison production. The Company recorded a $2.9 million restructuring provision in the third quarter, to provide for the anticipated shortfall between required lease and estimated sublease payments during the facility's remaining lease term, estimated facility closing costs, severance and certain other non-recurring costs associated with this decision. The Company believes that transfer of production from the Addison facility is nearing completion.

The Company cannot predict when it will return to profitability, although it has taken significant steps to improve sales and reduce manufacturing and other costs. Improvement in the Company's results of operations will depend on many factors including, among other things, demand for the Company's products, the ability of the Company to maintain or increase gross margins, control manufacturing and other costs, effectively implement distribution agreements for its products, implement its marketing and sales strategies in the United States and internationally, and the successful development and introduction of new products.

The Company has experienced and is likely to continue to experience significant quarterly and annual fluctuations in revenues, operating results and net income, depending on such factors as the timing of large system shipments to customers, the timing of orders under OEM contracts and related manufacturing and shipment scheduling, new product introductions and new marketing programs by the Company and its competitors, the effect of economic conditions on the Company's markets, the effects of managed healthcare on customer capital expenditures and reimbursement, increases in marketing and research costs in relation to sales, regulatory clearance of new products, seasonal purchasing patterns of hospitals and the timing of purchasing decisions by customers. Additionally, because the timing of the occurrence of such factors is difficult to anticipate and many of the Company's costs are fixed, the Company may not be able to sufficiently reduce its costs in periods when its revenues are less than anticipated and may suffer unexpected losses or lower income in these periods.

The Company is attempting to expand international sales and marketing efforts, which can be expected to result in losses from international operations until international revenues reach sufficient levels. Additionally, the Company's exposure to foreign currency and other risks of international business may increase as its international business grows. The Company attempts to minimize these risks through measures including, but not limited to, requiring payments in U.S. dollars and using letters of credit. There can be no assurance, however, that the Company will be successful in its international sales efforts or in minimizing any associated risks. Revenues from customers outside the United States declined significantly from 1996 to 1997 and in the first half of 1998, versus the first half of 1997.

RESULTS OF OPERATIONS

The Company's revenues and net loss for the second quarter of 1998 were $15,250,000 and $984,000, respectively, as compared to revenues of $15,151,000 and a net loss of $1,412,000 for the second quarter of 1997. Revenues in the second quarter of 1998 were favorably impacted by significant increases in shipments of mammography and electrophysiology products. These increases were largely offset by declines in OEM and general radiography product shipments. Gross margin as a percent of revenues increased from 35.3% in the second quarter of 1997 to 39.0% in the second quarter of 1998, primarily due to improved absorption of manufacturing costs associated with higher production levels, manufacturing cost reductions associated with the closure of the Company's Addison manufacturing facility, and a shift in mix to relatively higher margin products. Excluding legal costs primarily associated with the patent lawsuit against Trex Medical Corporation, operating expenses were lower in the second quarter of 1998 versus the second quarter of 1997. As a result of these factors, the net loss in the second quarter of 1998 was reduced to $984,000, from the second quarter 1997 net loss of $1,412,000, an improvement of $428,000.

The following table sets forth the percentage of revenues represented by certain data included in the Company's statements of operations for the periods indicated:

                                  Three Months Ended         Six Months Ended
                               -------------------------   ---------------------
                                 June 29,     June 30,      June 29,    June 30,
                                  1998          1997         1998        1997
                               ------------  -----------   ----------  ---------

Revenues                           100.0 %      100.0 %     100.0 %     100.0 %

Gross profit                        39.0         35.3        38.7        33.1

Research and development            10.0         10.3        10.1        11.2

Selling, marketing and service      26.0         26.7        25.9        31.7

General and administrative           8.3          7.1         9.1         8.2

Loss from Operations                (5.4)        (8.8)       (6.4)      (18.0)

Benefit for income taxes             ---          ---         ---         ---

Net loss                            (6.5)        (9.3)       (7.3)      (19.3)



Revenues. Second quarter 1998 revenues were $15,250,000, up slightly from second quarter 1997 revenues of $15,151,000. For the six months ended June 29, 1998, revenues were $28,917,000, a 5% increase over revenues of $27,453,000 for the comparable six months of 1997. For both the three and six month periods, the increase reflects significantly higher shipments of mammography and electrophysiology products, partly offset by declines in OEM and general radiography product shipments. The increase was primarily in the U. S. direct and dealer channels of distribution, partly offset by declines in the OEM and international dealer and direct channels.

Gross Profit. For the second quarter of 1998, gross profit expressed as a percentage of revenues was 39.0%, as compared to 35.3% for the second quarter of 1997. For the six months ended June 29, 1998 and June 30, 1997, gross profit as a percentage of revenues was 38.7% and 33.1%, respectively. The increase in gross profit as a percentage of revenues was due to reductions in unfavorable manufacturing variances, as a result of improved absorption of manufacturing costs caused by higher production levels and by reductions in manufacturing costs associated with the closing of the Company's Addison manufacturing facility. In addition, the Company experienced a favorable shift in product mix from OEM and general radiography products to proprietary products and service revenues, which generally have higher margins.

Research and Development Expenses. Research and development expenses for the second quarter of 1998 and 1997 were $1,529,000 and $1,554,000, respectively, or 10.0% and 10.3%, respectively, of revenues. For the six months ended June 29, 1998 and June 30, 1997, research and development expenses were $2,921,000 and $3,066,000 respectively, or 10.1% and 11.2%, respectively, of revenues. The lower level of research and development expenses over last year is primarily attributable to efficiencies achieved due to the transfer of engineering activities from the Company's Addison, Illinois location, partly offset by increased product development expenses relating to the Company's alliance with Sterling Diagnostic Imaging. For both the three and six month periods ended June 29, 1998 and June 30, 1997, the decrease in research and development as a percentage of revenues is essentially due to higher revenues in the respective three and six months periods of 1998 as compared to the same periods in 1997.

Selling, Marketing and Service Expenses. Selling, marketing and service expenses for the second quarter of 1998 and 1997 were $3,968,000 and $4,040,000, respectively, or 26.0% and 26.7%, respectively, of revenues. For the six months ended June 29, 1998, selling, marketing and service expenses were $7,499,000, or 25.9% of revenues, as compared to $8,716,000, or 31.7% of revenues, for the comparable six months of 1997. The decrease in selling, marketing and service expense for the three and six month periods ended June 30, 1998 as compared to the same periods of 1997 and the decrease as a percentage of revenues for both the three and six month periods is primarily the result of a more cost-effective sales compensation program, a reduced scope of marketing activities, and efficiencies gained by the closure of the Addison manufacturing facility and the resultant consolidation of service and technical support functions.

General and Administrative Expenses. General and administrative expenses for the second quarter of 1998 and 1997 were $1,266,000 and $1,081,000, respectively, or 8.3% and 7.1%, respectively, of revenues. For the six months ended June 29, 1998 and June 30, 1997, general and administrative expenses were $2,624,000 and $2,242,000, respectively, or 9.1% and 8.2%, respectively, of revenues. For both the three and six month periods, the increase in general and administrative expenses and the increase as a percentage of revenues was due to increased legal expenses associated with the Company's patent infringement lawsuits against Trex Medical Corporation, which were partially offset by cost savings associated with the Company's closure of its Addison, Illinois manufacturing facility.

Interest Expense / Interest Income. Interest expense for the three month periods ended June 29, 1998 and June 30, 1997 was $59,000 and $12,000, respectively, and for the six month periods then ended, was $113,000 and $49,000, respectively. Interest income for the second quarter of 1998 and 1997 was $16,000 and $103,000, respectively. For the six month periods ended June 29, 1998 and June 30, 1997, interest income was $46,000 and $128,000, respectively. The increase in interest expense and the reduction in interest income for both the three and six month periods ended June 29, 1998 as compared to the three and six months ended June 30, 1997 are primarily due to increases in temporary borrowings under the Company's working capital line of credit and reductions in cash balances in the 1998 three and six month periods, due primarily to an increased investment in inventories.

Net Loss. The Company's net loss for the second quarter of 1998 was $984,000, an improvement of $428,000 as compared to the second quarter 1997 net loss of $1,412,000. The net loss for the six months ended June 29, 1998 was $2,103,000 a $3,188,000 improvement over the $5,291,000 loss for the six months ended June 39, 1997. The improvement was due to the favorable effects of higher revenues, the improvement in gross margin as a percentage of revenue caused by higher production levels and the resultant improved absorption of manufacturing costs, reductions in manufacturing costs associated with the closing of the Addison manufacturing facility, and by reductions in operating expenses.

INCOME TAXES

The Company's estimated effective tax rate for the year ended December 31, 1998 is currently 0%. Accordingly, no income tax benefit has been provided for the three or six month periods ended June 29, 1998. This rate was determined based upon the anticipated 1998 results of operations includable in the domestic consolidated tax return and upon projected net temporary differences between operating results reflected in the financial statements and those required to be reflected in the domestic consolidated tax return for 1998. As of December 31, 1997, the Company had approximately $2,002,000 of net deferred tax assets, which represents timing differences that are more likely than not to be realized against taxable income of future years. The amount of net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income do not materialize. No income tax provisions have been recognized for foreign tax jurisdictions and no income tax benefits have been recognized for subsidiary losses outside the domestic consolidated return because they are not expected to reverse in the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the six months ended June 29, 1998 was $2.0 million compared to $3.2 million provided by operations in the comparable period of 1997. The use of cash flow in operations was primarily due to a $1.8 million increase in working capital, excluding noncash provisions. This working capital increase was the result of a $3.3 million increased investment in inventories and $0.3 million of restructuring-related expenditures (see Note 8 to Notes to Consolidated Financial Statements), offset by a $1.5 million increase in customer deposits and a $0.5 million increase in accounts payable. Approximately $0.2 million of cash was used to fund the net loss before non-cash depreciation, amortization, obsolescence, and other provisions for the six months ended June 29, 1998.

Net cash used in investing activities was $0.4 million for the six months ended June 29, 1998, compared to $1.2 million for the same period in 1997. The decrease was principally related to increased use of non-cash capital lease financing.

Net cash used in financing activities for the six months ended June 29, 1998 was $0.0 million, or essentially unchanged from the $0.1 million used in financing activities for the same period in 1997.

As of June 29, 1998, the Company had $1.1 million in cash and cash equivalents and working capital of $23.9 million. The Company has renewed, on a short-term basis, its bank revolving line of credit arrangement, which had expired in February 1997. Under the terms of this renewal, the Company has a $15.0 million of credit. Due to the effects of further restrictions based on eligible receivables and inventory, $7.1 million of the line was available as of June 29, 1998, all of which was unused. The agreement, which is renewable on a monthly basis, is secured by the Company's accounts receivable, inventory, and fixed assets. Renewals are subject to a renewal fee of $5,000 per month, and borrowings under the agreement would have been subject to interest of 9.5% per annum (one percent over the bank's prime rate of interest) as of June 29, 1998. The Company expects its long-term liquidity needs to be satisfied principally from cash flows generated from operations. The Company believes that its short-term liquidity needs can be satisfied through cash provided from operations and current cash and cash equivalent balances, through borrowings under its revolving line of credit arrangement, or through other credit arrangements.

                              PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:

The information contained in Part II, Item 1, "Legal Proceedings" of the Company's Form 10-Q for the quarter ended March 30, 1998 is herein incorporated by reference.

In April 1992 and April 1998, the Company filed separate patent infringement lawsuits against Trex Medical Corporation alleging infringement of certain features of the Company's Mammotest stereotactic breast biopsy system. In July 1998, the United States District Court for the District of Colorado granted the Company's Motion to Consolidate the two patent infringement lawsuits

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders, held on June 12, 1998, the following matters were submitted to a vote of stockholders and approved:

     (i) Election of two Class I directors to the Board of Directors:
                 Name              For            Against
                 ----              ---            -------
           R. John Fletcher     6,172,378         135,264
           Kathryn A. Paul      6,171,339         136,303

    (ii) Approval of Amendments to the Employee Stock Purchase Plan, as described in the Company's definitive Proxy Statement filed with the Securities and Exchange Commission on April 29, 1998:
                 Name              For            Against          Not Voted
                 ----              ---            -------          ---------
              5,933,938          197,877          43,533            132,294

    (iii) Approval of the Amendment and Restatement of the Nonemployee Director Stock Option Plan and the Repricing of Outstanding Nonemployee Director Options, as described in the Company's definitive Proxy Statement filed with the Securities and Exchange Commission on
          April 29, 1998:
                 Name              For            Against          Not Voted
                 ----              ---            -------          ---------
              5,077,736         1,048,817         48,785            132,294

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a)  EXHIBITS

          Exhibits filed with this report:
`
          Exhibit No.                Description
          -----------                -----------

                27                  Financial Data Schedule

(b)  REPORTS ON FORM 8-K

          None

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 29, 1998 to be signed on its behalf by the undersigned thereunto duly authorized.




                                  FISCHER IMAGING CORPORATION




                                  /s/ WILLIAM C. FEE
                                  -----------------------------------
                                  William C. Fee
                                  Vice President/
                                  Chief Accounting Officer
                                  (Principal  Accounting Officer)



July 30, 1998

                                  EXHIBIT INDEX


EXHIBIT NO.                          DESCRIPTION
   27                                Financial Data Schedule