Form 10-Q
period 1998-09-28
FISCHER IMAGING CORP
filed 1998-11-12
CIK 750901

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For The Quarter Ended September 28, 1998


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

                                                    Shares Outstanding as of
        Title of Class                                 September 28, 1998
------------------------------                      ------------------------

Common Stock, $0.01 par value                               6,980,150

                           FISCHER IMAGING CORPORATION

                                TABLE OF CONTENTS


PART I.     FINANCIAL INFORMATION                                       PAGE
                                                                        ----


      Item 1.     Consolidated Financial Statements

                  Consolidated Balance Sheets -
                  September 28, 1998 and December 31, 1997                  3

                  Consolidated Statements of Operations -
                  Three and nine months ended
                  September 28, 1998 and September 29, 1997                 4

                  Consolidated Statements of Cash Flows -
                  Nine months ended
                  September 28, 1998 and  September 29, 1997                5

                  Notes to Consolidated Financial Statements                6


      Item 2.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       9


PART II.    OTHER INFORMATION

      Item 1.     Legal Proceedings                                         17

      Item 6.     Exhibits and Reports on Form 8-K                          17

                           FISCHER IMAGING CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands except share data)

                                                              September 28, December 31,
                                                                  1998         1997
                                                              ==========================
                                                               (Unaudited)  (Unaudited)
                                   ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                       $  1,044   $  3,439
 Trade accounts receivable, net of allowance for
   doubtful accounts of approximately $667 and $778
   at September 28, 1998 and December 31, 1997,
   respectively                                                    16,765     14,132
 Inventories                                                       20,521     17,373
 Deferred income taxes                                              1,334      1,334
 Prepaid expenses and other current assets                          1,642      1,169
                                                                  -------    -------
         Total current assets                                      41,306     37,447
                                                                  -------    -------

PROPERTY AND EQUIPMENT (at cost)
 Manufacturing equipment                                            9,497      9,521
 Office equipment and leasehold improvements                        5,966      5,563
                                                                  -------    -------
                                                                   15,463     15,084
 Less- Accumulated depreciation and amortization                    9,559      9,417
                                                                  -------    -------
         Property and equipment, net                                5,904      5,667
                                                                  -------    -------
INTANGIBLE ASSETS, net                                              3,106      3,615
DEFERRED INCOME TAXES                                                 668        668
DEFERRED COSTS AND OTHER ASSETS                                     1,725      1,747
                                                                  -------    -------
         TOTAL ASSETS                                            $ 52,709   $ 49,144
                                                                  =======    =======

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES
   Notes payable and current maturities of long-term debt        $  3,786   $    224
   Trade accounts payable                                           6,037      4,876
   Accrued salaries and wages                                       2,190      2,027
   Customer deposits                                                2,235      1,136
   Accrued warranty and installation costs                          1,247      1,090
   Accrued restructuring costs                                        743      1,180
   Deferred service revenue                                           860        771
   Other current liabilities                                          968        964
                                                                  -------    -------
         Total current liabilities                                 18,066     12,268

LONG-TERM DEBT                                                        648        309
ACCRUED RESTRUCTURING COSTS, LONG-TERM                                682        900
OTHER NONCURRENT LIABILITIES                                          468        482
                                                                  -------    -------
         TOTAL LIABILITIES                                         19,864     13,959
                                                                  -------    -------
STOCKHOLDERS' INVESTMENT
   Common Stock, $.01 par value, 25,000,000 shares
     authorized, 6,980,150 and 6,948,648 shares issued
     and outstanding at September 28, 1998 and December
     31, 1997, respectively                                            70         69
   Preferred Stock, 5,000,000 shares authorized:
     Series C Junior Participating Preferred Stock,
     $.01 par value, 500,000 shares authorized, no shares
     issued and outstanding                                             -          -
   Series D Convertible Preferred Stock, $.01 par value,
     1,333,333 shares authorized, issued and outstanding
     at September 28, 1998 and December 31, 1997;
     liquidation preference of $10,000,000                             13         13
   Additional paid-in capital                                      49,366     49,235
   Accumulated deficit                                            (17,053)   (14,656)
   Accumulated other comprehensive income (foreign
     currency translation adjustments)                                449        524
                                                                  -------    -------
         TOTAL STOCKHOLDERS' INVESTMENT                            32,845     35,185
                                                                  -------    -------
         TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT          $ 52,709   $ 49,144
                                                                  =======    =======

   The accompanying notes are an integral part of these financial statements.

                           FISCHER IMAGING CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands except per share data)
                                   (Unaudited)


                                            Three Months Ended            Nine Months Ended
                                     ----------------------------------   -----------------------------------
                                       September 28,     September 29,      September 28,      September 29,
                                           1998              1997               1998               1997
                                           ----              ----               ----               ----

REVENUES                                 $ 15,878          $ 14,636           $ 44,795           $ 42,089

COST OF SALES                               9,812             9,439             27,524             27,799
                                           ------            ------             ------             ------
        Gross profit                        6,066             5,197             17,271             14,290

OPERATING EXPENSES
   Research and development                 1,651             1,327              4,572              4,393
   Selling, marketing and service           3,527             3,487             11,026             12,203
   General and administrative               1,293             1,248              3,917              3,490
   Restructuring provision                     --             2,900                 --              2,900
                                           ------            ------             ------             ------
        Total operating expenses            6,471             8,962             19,515             22,986
                                           ------            ------             ------             ------
LOSS FROM OPERATIONS                         (405)           (3,765)            (2,244)            (8,696)

   Interest expense                           (86)              (19)              (199)               (68)
   Interest income                              6                69                 52                197
   Other (expense) income, net                191              (169)                (6)              (608)
                                           ------            ------             ------             ------

LOSS BEFORE INCOME TAXES                     (294)           (3,884)            (2,397)            (9,175)
   Benefit for income taxes                    --                --                 --                 --
                                           ------            ------             ------             ------
NET LOSS                                 $   (294)         $ (3,884)          $ (2,397)          $ (9,175)
                                           ======            ======             ======             ======

NET LOSS PER SHARE
   Basic and diluted                     $  (0.04)         $  (0.56)          $  (0.34)          $  (1.32)
                                           ======            ======             ======             ======

SHARES USED TO CALCULATE
LOSS PER SHARE
   Basic and diluted                        6,980             6,949              6,980              6,949
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

                           FISCHER IMAGING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                            Nine Months Ended
                                                                        ---------------------------
                                                                        September 28,  September 29,
                                                                             1998          1997
                                                                        -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                $ (2,397)    $ (9,175)
                                                                           -------      -------
  Adjustments to reconcile net loss to net cash
  (used in) provided by operating activities-
    Restructuring provision                                                     --        2,900
    Depreciation                                                             1,717        1,398
    Amortization of intangible assets                                          509          540
    Provision for doubtful accounts                                            (79)         112
    Provision for excess and obsolete inventories                            1,031          697
    Sales and retirements of assets                                            119          152
    Foreign exchange losses                                                    (88)         523
    Restructuring costs                                                       (655)        (200)
    Other changes in current assets and liabilities-
      (Increase) Decrease in trade accounts receivable                      (2,554)       4,867
      (Increase) Decrease in inventories                                    (4,502)       4,466
      Increase in prepaid expenses and other current assets                   (473)        (237)
      Decrease in deferred costs and other assets                               22          380
      Increase (Decrease) in trade accounts payable                          1,161         (763)
      Increase (Decrease) in accrued salaries and wages                        163          (50)
      Increase in customer deposits                                          1,099          271
      Increase (Decrease) in accrued warranty and installation costs           157         (244)
      Increase (Decrease) in deferred service revenue                           89         (158)
      Increase (Decrease) in other current liabilities                           4         (411)
    Other                                                                      (14)          (2)
                                                                           -------      -------
            Total adjustments                                               (2,294)      14,241
                                                                           -------      -------
            Net cash (used in) provided by operating activities             (4,691)       5,066
                                                                           -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                      (1,120)      (1,537)
                                                                           -------      -------
            Net cash used in investing activities                           (1,120)      (1,537)
                                                                           -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sales of common stock, net                                     132          142
  Net borrowings under line of credit agreement                              3,526           --
  Repayments of long-term debt                                                (255)        (361)
                                                                           -------      -------
            Net cash provided by (used in) financing activities              3,403         (219)
                                                                           -------      -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                         13          (63)
                                                                           -------      -------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                        (2,395)       3,247
CASH AND CASH EQUIVALENTS, beginning of period                               3,439        3,289
                                                                           -------      -------
CASH AND CASH EQUIVALENTS, end of period                                  $  1,044     $  6,536
                                                                           =======      =======


   The accompanying notes are an integral part of these financial statements.

                           FISCHER IMAGING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. GENERAL

In the opinion of management, the accompanying unaudited consolidated balance sheets and statements of operations and cash flows contain all adjustments, consisting only of normal recurring items, necessary to present fairly the financial position of Fischer Imaging Corporation (the "Company") at September 28, 1998, its results of operations for the three and nine months ended September 28, 1998 and September 29, 1997 and cash flows for the nine months ended September 28, 1998 and September 29, 1997.

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

Inventories consisted of the following components (in thousands):
                                                September 28,    December 31,
                                                    1998             1997
                                                -------------    ------------
          FIFO cost-
            Raw materials                         $15,049           $11,960
            Work in process and finished           12,599            11,705
          LIFO valuation adjustment                  (586)             (586)
                                                   ------            ------
            Total before valuation reserves        27,062            23,079
          Less valuation reserves                  (6,541)           (5,706)
                                                   ------            ------
          Inventories, net                        $20,521           $17,373
                                                   ======            ======

3.  OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following (in thousands):
                                                September 28,    December 31,
                                                    1998             1997
                                                -------------    ------------

          Accrued sales, property, and
            other state and local taxes           $   556           $   688
          Other                                       412               276
                                                   ------            ------
          Total other current liabilities         $   968           $   964
                                                   ======            ======

4. NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consisted of the following (in thousands):

                                                  September 28,    December 31,
                                                      1998             1997
                                                  -------------    ------------

     Borrowing under bank revolving line of credit    3,526             --
     Capitalized lease obligations                      882            505
     Other                                               26             28
                                                     ------           ----
                                                      4,434            533
     Less--Current maturities                        (3,786)          (224)
                                                     ------           ----
     Long-term debt                                  $  648         $  309


See "Management's Discussion & Analysis - Liquidity and Capital Resources" for a discussion of the Company's line of credit.


5.  NET (LOSS) EARNINGS PER SHARE

The Company presents basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128"), which establishes standards for computing and presenting basic and diluted earnings per share. Under this statement, basic earnings or loss per share is computed by dividing the net earnings or loss by the weighted average number of shares of common stock outstanding. Diluted earnings or loss per share is determined by dividing the net earnings or loss by the sum of (1) the weighted average number of common shares outstanding, (2) if not anti-dilutive, the number of shares of convertible preferred stock as if converted upon issuance, and (3) if not anti-dilutive, the effect of outstanding stock options determined utilizing the treasury stock method. For the three and nine month periods included in the accompanying Consolidated Statements of Operations, the effects of the convertible preferred stock and stock options were excluded from the calculation of diluted earnings per share since the result would have been anti-dilutive.


6.  RESTRUCTURING COSTS

During the third quarter of 1997, the Company decided to close its Addison, Illinois manufacturing facility and, accordingly, recorded a $2.9 million restructuring provision for the anticipated shortfall between required lease payments and estimated sublease payments during the facility's remaining lease term (which runs through June 2002), estimated facility closing costs, severance and certain other non-recurring costs associated with this decision. The production transfer activities from this facility are now essentially complete. The remaining accrued restructuring costs of approximately $1.4 million relate primarily to the Company's estimated net remaining obligations under the Addison facility lease. During the three and nine months ended September 28, 1998, the Company spent approximately $315,000 and $655,000, respectively, for severance and facility closing costs, net of proceeds from asset dispositions.

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

                                                   Three Months Ended            Nine Months Ended
                                              ----------------------------  ---------------------------
                                              September 28,  September 29,  September 28, September 29,
                                                   1998           1997           1998          1997


     Net loss                                     $(294)        $(3,884)      $(2,397)      $(9,175)
     Foreign currency translation adjustments      (190)            153           (75)          460
                                                   ----          ------        ------        ------
     Comprehensive loss                           $(484)        $(3,731)      $(2,472)      $(8,715)
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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the results of operations and financial condition should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "Form 10-K"). This Form 10-Q, including the information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "expects", "anticipates", "plans", "estimates", and similar words and expressions are intended to identify such statements. These forward-looking statements include statements concerning the growth of the Company's markets, future operating results including revenues and expenses, the Company's ability to satisfy its short and long-term liquidity needs, the success and timing of its cost-cutting measures including the closure of the Company's Addison, Illinois manufacturing facility, sales under the Company's strategic alliances, OEM agreements and otherwise, marketing arrangements for its Mammotest products and other products, the Company's success in identifying and remediating at a reasonable cost any Year 2000 deficiencies in products, supplied components, or internal operating systems, the Company's ability to meet FDA requirements and satisfactorily respond to FDA regulatory actions, and other matters. These forward-looking statements involve risks and uncertainties. The actual results that the Company achieves may differ materially from those discussed in such forward-looking statements due to the risks and uncertainties described in this Form 10-Q, in the Business section of Form 10-K under the headings "Risks Associated with OEM Agreements", "International Operations," "Strategic Alliances", "Risks of Technological Change and New Products," "Risks of New Product Development and Market Acceptance," "Manufacturing and Operating Risks," "Competition," "Government Regulation," "Government Reimbursement," "Patents and Intellectual Property," "Risk of Dependence on Key Personnel," "Product Liability, Market Withdrawal, and Product Recalls", in the Market for Registrant's Common Equity and Related Stockholder Matters section of Form 10-K under the headings "Risk of Price Volatility of Common Stock," "Risks Associated with Shares Eligible for Future Sale," "Risks Associated with Control by Management and Certain Stockholders," and "Certain Anti-Takeover Effects," in the Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") section of Form 10-K under the "Overview" heading, and elsewhere in the Business and MD&A sections and other sections of Form 10-K.

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

The Company experienced losses in the fourth quarter of 1996, during 1997, and during the first nine months of 1998. For most of this period, sales under OEM arrangements were significantly lower than comparable prior periods, primarily due to decreased shipments of Tilt-C systems to GE Medical Systems. Some improvement in OEM shipments, primarily due to increased Tilt-C shipments, was achieved in the third quarter of 1998. During the fourth quarter of 1996 and the first half of 1997, the Company also experienced decreases in the sales of its Mammotest systems versus comparable prior periods, due primarily to aggressive and successful competition within the surgical stereotactic core needle breast biopsy market from U.S. Surgical Corporation. However, during the last six months of 1997 and the first nine months of 1998, sales of Mammotest systems increased versus comparable prior periods. The Company believes that its marketing alliance with Johnson and Johnson's Ethicon EndoSurgery, Inc. ("Ethicon EndoSurgery"), entered into in October 1997, is beginning to favorably impact incoming order rates from this market.

In November 1997, the Company entered into an alliance with Sterling Diagnostic Imaging, Inc. ("Sterling"), under which the Company will develop specific digital radiographic systems, utilizing Sterling's DirectRay(TM) digital image detector technology. The Company believes that production shipments of digital radiography systems will begin during the fourth quarter of 1998.

In addition to measures to increase sales of its products, the Company believes that improving factory utilization and limiting growth of operating expenses are key elements in its efforts to return to acceptable levels of profitability. A key element of this strategy was the decision, announced during the third quarter of 1997, to close its Addison, Illinois manufacturing facility and outsource or transfer Addison production. See Notes to Consolidated Financial Statements "Restructuring Costs".

The Company cannot predict when it will return to profitability, although it has taken significant steps to improve sales and reduce manufacturing and other costs. Improvement in the Company's results of operations will depend on many factors including, among other things, demand for the Company's products, the ability of the Company to improve manufacturing productivity and otherwise increase gross margins, control manufacturing and other costs, effectively implement distribution agreements for its products, implement its marketing and sales strategies in the United States and internationally, and the successful development and introduction of digital and other new products.

The Company has experienced and is likely to continue to experience significant quarterly and annual fluctuations in revenues and operating results, depending on such factors as the timing of large system shipments to customers, the timing of orders under OEM contracts and related manufacturing capacity and shipment scheduling, new product introductions and new marketing programs by the Company and its competitors, the effect of economic conditions on the Company's markets, the effects of managed healthcare on customer capital expenditures and reimbursement, increases in marketing and research costs in relation to sales, regulatory clearance of new products, the effects of FDA regulatory actions, seasonal purchasing patterns of hospitals and the timing of purchasing decisions by customers. Additionally, because the timing of the occurrence of such factors is difficult to anticipate and many of the Company's costs are fixed, the Company may be unable to sufficiently reduce its costs in periods when its revenues are less than anticipated and may suffer unexpected losses or lower income in these periods.

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

YEAR 2000 UPDATE

        GENERAL
        The Company utilizes software and related technologies within its products and in their development and manufacture that may be impacted by the Year 2000. The Year 2000 issue exists because many computer systems and applications currently use two-digit date fields to designate a year. Date-sensitive systems may recognize the Year 2000 as 1900, or not at all. This inability to properly treat the Year 2000 could cause systems to process critical financial and operational information incorrectly.

        YEAR 2000 PROJECT
        The Company has begun to evaluate its products, computer hardware, and operating software for possible Year 2000 problems. This project is organized as follows:

                                                                             Anticipated       Anticipated
                                                                             Completion       Out-of-Pocket
           Area                            Task/Status                           Date             Cost
     ---------------                 ---------------------------             -----------      -------------
Products:
   Current versions                Initial review                             Complete
                                   Documentation                             1st qtr 1999
   Earlier versions                Develop evaluation/testing program        4th qtr 1998
                                   Perform testing                           1st qtr 1999
                                   Documentation                             1st qtr 1999
                                   Develop remedial program, if necessary    2nd qtr 1999


   Primary business software       Upgrade to Year 2000 compliant version     Complete        Under $25,000
                                   Perform testing                           4th qtr 1998
                                   Provide user training                     1st qtr 1999
                                   Update customized reporting/features      1st qtr 1999

   Other software applications:
     Major payroll and
       engineering applications    Evaluate for Year 2000 compliance          Complete
     Other applications            Evaluate and/or obtain certifications     3rd qtr 1999

Hardware:
    Networks                       Evaluate for Year 2000 compliance          Complete
    Personal computers             Evaluate for Year 2000 compliance         4th qtr 1998
                                   Replace or upgrade as necessary           1st qtr 1998     Under $100,000

Third party suppliers              Establish evaluation criteria             1st qtr 1999
                                   Survey suppliers                          2nd qtr 1999
                                   Re-source as necessary                    3rd qtr 1999

        At this time, the Company has not formulated contingency plans in the event that systems are not Year 2000 compliant. The necessity for developing such plans will be assessed following the completion of testing of its primary business software and upon receipt of information from critical third party suppliers regarding their Year 2000 compliance.

        COSTS
        The cost to be incurred in conjunction with the Year 2000 project is expected to be less than $200,000, for anticipated upgrades to existing desk-top personal computers and for the assistance of outside consultants on the upgrade of the Company's primary business system. This amount is not considered material to the Company's financial position. Presently unanticipated problems could cause this amount to be exceeded, however, and no assurance can be given that, under such circumstances, the amount would not be material.

        It is anticipated that most Year 2000 Project activities will continue to be carried out with internal resources. Consequently, Year 2000 activities can be anticipated to continue to delay other projects, particularly in the area of new information systems development. Such delays are not, however, expected to materially impact the Company's results of operations.

        RISKS
        The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. Due to the general uncertainty inherent in the Year 2000 problem, in part resulting from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to predict with certainty whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Year 2000 Project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem, in particular, with respect to the Year 2000 compliance and readiness of its third-party suppliers. The Company believes that the possibility of significant interruptions of normal operations should be significantly reduced by the implementation of upgraded business systems and the completion of the Year 2000 project as scheduled.

        Based on its assessment to date, the Company believes that few of its current products will be affected by the Year 2000 problem. Of those that may be affected, the only significant risk appears to be the possible inaccurate dating of patient records. The remedial actions to correct dating problems that may occur appear to be either:

  i. the customer being able to reset the date (on a one-time basis) to prevent future occurrences or
ii. implementation of modifications currently under development by the Company or third-party suppliers, which are expected to be finalized and released to customers by the end of the first quarter of 1999.

        The Company is continuing its evaluation of earlier versions of current products and may conclude that problems less easily remediated may exist. Should such problems be identified, disruption of customers' operations could conceivably occur, potentially resulting in legal actions being taken against the Company.

        Readers are cautioned that forward-looking statements contained in the Year 2000 Update should be read in conjunction with the Company's cautionary statement regarding forward-looking statements contained on page 9 of this Form 10-Q, which is provided under the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995.

FDA REGULATION

The Company is subject to periodic inspections by the Food and Drug Administration ("FDA"), whose primary purpose is to audit the Company's compliance with Good Manufacturing Practices ("GMPs"), which include testing, quality control and documentation procedures. In March 1995, the Company's Denver facility was issued a Warning Letter by the FDA concerning documentation and other deficiencies. The Company rectified these deficiencies and resolved this matter with the FDA in June 1995. In December 1996, following an inspection of the Denver facility, the FDA issued Inspectional Observations Form 483
("Form 483") and a subsequent Warning Letter regarding manufacturing practices. The Company was required to respond as to planned corrective actions and to obtain a favorable third-party certification of the Denver facility's manufacturing and quality systems. These actions were completed. In October 1998, following a periodic inspection of the Denver facility, the FDA issued a Form 483 regarding possible deficiencies in manufacturing, quality, and documentation practices. The Company has prepared and submitted its response to the Form 483.

Failure to satisfy FDA requirements can result in the Company's inability to receive awards of federal government contracts, to receive new marketing or export clearances for products manufactured at its Denver facility, or FDA enforcement actions including, among other things, product seizure, injunction, and/or criminal or civil proceedings being initiated by the FDA without further notice. The recent issuance of another Form 483 increases the possibility that one or more of these sanctions could be imposed.

Although the Company strives to operate within the requirements imposed by the FDA, there can be no assurance that these deficiencies can be corrected or that the Company will be able to satisfy FDA compliance concerns in the future. These ongoing FDA compliance reviews and/or related delays in product clearances could have a material adverse effect on the Company.

RESULTS OF OPERATIONS

The Company's revenues and net loss for the third quarter of 1998 were $15,878,000 and $294,000, respectively, as compared to revenues of $14,636,000 and a net loss, excluding the restructuring provision, of $984,000 for the third quarter of 1997. See Notes to Consolidated Financial Statements-"Restructuring Costs". Revenues in the third quarter of 1998 were favorably impacted by significant increases in shipments of mammography, general radiography and OEM products, partially offset by a decline in shipments of electrophysiology products. Gross margin as a percent of revenues increased from 35.5% in the third quarter of 1997 to 38.2% in the third quarter of 1998, primarily due to manufacturing cost reductions associated with the closure of the Company's Addison manufacturing facility, a shift in mix to relatively higher margin mammography products, and improved absorption of manufacturing costs associated with somewhat higher production levels, partially offset by inventory writedowns associated with the finalization of the transfer of production from the Addison facility. Operating expenses were higher in the third quarter of 1998 versus the third quarter of 1997 due to higher research and development and volume-related expenses, offset by lower marketing costs. Other income and expense improved in the third quarter of 1998 versus 1997, primarily due to foreign exchange gains caused by the weakening U. S. dollar relative to European currencies. As a result of these factors, the net loss in the third quarter of 1998 was reduced to $294,000, from the third quarter 1997 net loss, excluding the restructuring provision, of $984,000, an improvement of $690,000.

The following table sets forth the percentage of revenues represented by certain data included in the Company's statements of operations for the periods indicated:

                                          Three Months Ended          Nine Months Ended
                                     --------------------------- ----------------------------
                                     September 28, September 29, September 28,  September 29,
                                         1998          1997          1998           1997
                                     ------------  ------------- -------------  -------------

     Revenues                           100.0 %       100.0 %       100.0 %        100.0 %
     Gross profit                        38.2          35.5          38.6           34.0
     Research and development            10.4           9.1          10.2           10.4
     Selling, marketing and service      22.2          23.8          24.6           29.0
     General and administrative           8.1           8.5           8.7            8.3
     Restructuring provision              ---          19.8            --            6.9
     Loss from Operations                (2.6)        (25.7)         (5.0)         (20.7)
     Benefit for income taxes             ---           ---            --             --
     Net loss                            (1.9)        (26.5)         (5.4)         (21.8)


Revenues. Third quarter 1998 revenues were $15,878,000, an 8% increase from third quarter 1997 revenues of $14,636,000. For the nine months ended September 28, 1998, revenues were $44,795,000, or 6% greater than revenues of $42,089,000 for the comparable nine months of 1997. For the three month periods, the increase reflects significantly higher shipments of mammography, general radiography, and OEM product shipments, partly offset by a decline in electrophysiology product shipments. For the nine month periods, significantly higher shipments of mammography and electrophysiology products were partly offset by reductions in general radiography and OEM product shipments. For the three month periods, the increase was primarily in the international dealer and OEM channels of distribution; whereas, for the nine month periods, the increase was primarily in the U.S. direct channel, partly offset by a decline in the OEM distribution channel.

Gross Profit. For the third quarter of 1998, gross profit expressed as a percentage of revenues was 38.2%, as compared to 35.5% for the third quarter of 1997. For the nine months ended September 28, 1998 and September 29, 1997, gross profit as a percentage of revenues was 38.6% and 34.0%, respectively. For both the three and nine month periods, the increase in gross profit as a percentage of revenues was due to reductions in unfavorable manufacturing variances, as a result of improved absorption of manufacturing costs caused by higher production levels and by reductions in manufacturing costs associated with the closing of the Company's Addison manufacturing facility, partly offset by inventory writedowns associated with the finalization of the Addison facility production transfer and closure. In addition, the Company experienced a favorable shift in product mix toward higher margin mammography products.

Research and Development Expenses. Research and development expenses for the third quarter of 1998 and 1997 were $1,651,000 and $1,327,000, respectively, or 10.4% and 9.1%, respectively, of revenues. For the nine months ended September 28, 1998 and September 29, 1997, research and development expenses were $4,572,000 and $4,393,000 respectively, or 10.2% and 10.4%, respectively, of revenues. The modestly higher level of research and development expenses versus last year is primarily attributable to development activities in digital radiography and ultrasound.

Selling, Marketing and Service Expenses. Selling, marketing and service expenses for the third quarter of 1998 and 1997 were $3,527,000 and $3,487,000, respectively, or 22.2% and 23.8%, respectively, of revenues. For the nine months ended September 28, 1998, selling, marketing and service expenses were $11,026,000, or 24.6% of revenues, as compared to $12,203,000, or 29.0% of revenues, for the comparable nine months of 1997. The decrease in selling, marketing and service expense for the nine month period ended September 28, 1998 as compared to the same period of 1997 and the decrease as a percentage of revenues for both the three and nine month periods is primarily the result of a more cost-effective sales compensation program, reductions in the scope of marketing activities, and efficiencies gained by consolidation of service and technical support functions. For the three months ended September 28, 1998, increased revenues through the direct channel of distribution, which generally require sales commissions, warranty, and installation provisions, more than offset the other reductions in selling, marketing and service expenses.

General and Administrative Expenses. General and administrative expenses for the third quarter of 1998 and 1997 were $1,293,000 and $1,248,000, respectively, or 8.1% and 8.5%, respectively, of revenues. For the nine months ended September 28, 1998 and September 29, 1997, general and administrative expenses were $3,917,000 and $3,490,000, respectively, or 8.7% and 8.3%, respectively, of revenues. For both the three and nine month periods, the increase in general and administrative expenses was due to increased legal costs associated with the Company's patent infringement lawsuits against Trex Medical Corporation, partially offset by the effects of cost reduction efforts, including the closure of the Addison manufacturing facility. The changes as a percent of revenues are due to the increases described above, offset by the effects of higher revenues in 1998 versus the comparable periods of 1997.

Interest Expense / Interest Income. Interest expense for the three months ended September 28, 1998 and September 29, 1997 was $86,000 and $19,000, respectively, and for the nine months then ended, was $199,000 and $68,000, respectively. Interest income for the third quarter of 1998 and 1997 was $6,000 and $69,000, respectively. For the nine month periods ended September 28, 1998 and September 29, 1997, interest income was $52,000 and $197,000, respectively. For the three and nine month periods ended September 28, 1998, the increases in interest expense and the reductions in interest income as compared to the three and nine month periods ended September 29, 1997 are due primarily to increases in borrowings under the Company's working capital line of credit and reduced cash balances during the 1998 three and nine month periods, which were undertaken primarily to fund increased investment in inventories and, for the three month period ended September 28, 1998, an increased investment in accounts receivable.

Net Loss. The Company's net loss for the third quarter of 1998 was $294,000, an improvement of $690,000 as compared to the third quarter 1997 net loss, excluding the restructuring provision, of $984,000. The net loss for the nine months ended September 28, 1998 was $2,397,000 a $3,878,000 improvement over the $6,275,000 net loss, before the restructuring provision, for the nine months ended September 29, 1997. The improvement was due to the favorable effects of higher revenues, the improvement in gross margin as a percentage of revenue caused by higher production levels and the resultant improved absorption of manufacturing costs, reductions in manufacturing costs associated with the closing of the Addison manufacturing facility, by efforts to restrain the growth in operating expenses, and by foreign exchange gains caused by the weakening of the U.S. dollar relative to European currencies.

INCOME TAXES

The Company's estimated effective tax rate for the year ended December 31, 1998 is currently 0%. Accordingly, no income tax benefit has been provided for the three or nine month periods ended September 28, 1998. This rate was determined based upon the anticipated 1998 results of operations includable in the domestic consolidated tax return and upon projected net temporary differences between operating results reflected in the financial statements and those required to be reflected in the 1998 domestic consolidated tax return. As of December 31, 1997, the Company had approximately $2.0 million of net deferred tax assets, which represents timing differences that are more likely than not to be realized against taxable income of future years. The amount of net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income do not materialize. No income tax provisions have been recognized for foreign tax jurisdictions and no income tax benefits have been recognized for subsidiary losses outside the domestic consolidated return because they are not expected to reverse in the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the nine months ended September 28, 1998 was $4.7 million compared to $5.1 million provided by operations in the comparable period of 1997. The use of cash flow in operations was due to a $5.5 million increase in working capital, partly offset by $0.8 million of funds provided from operating results (the net loss before non-cash depreciation, amortization, obsolescence, and other provisions.) This working capital increase was the result of a $4.5 million increased investment in inventories, a $2.6 million increase in accounts receivable, and $0.6 million of restructuring-related expenditures (see Note 6 to Notes to Consolidated Financial Statements), offset by a $1.1 million increase in customer deposits and a $1.2 million increase in accounts payable.

Net cash used in investing activities was $1.1 million for the nine months ended September 28, 1998, compared to $1.5 million for the same period in 1997. The decrease was principally related to increased use of non-cash capital lease financing.

Net cash used in financing activities for the nine months ended September 28, 1998 was $3.4 million, principally due to borrowings under the Company's bank revolving line of credit used to finance the increased investment in working capital.

As of September 28, 1998, the Company had $1.0 million in cash and cash equivalents and working capital of $23.2 million. The Company has in place, on a month-to-month basis, a $15.0 million bank revolving line of credit arrangement. Due to the effects of restrictions based on eligible receivables and inventory, $11.6 million of the line was available as of September 28, 1998, of which $8.1 million was unused. The agreement is secured by the Company's accounts receivable, inventory, and fixed assets. Renewals are subject to a fee of $5,000 per month, and borrowings under the agreement are subject to interest at a rate of 9.5% per annum (one percent over the bank's prime rate of interest) as of September 28, 1998. The Company expects its long-term liquidity needs to be satisfied principally from cash flows generated from operations. Even though the terms of a proposed buyout of the Addison facility lease would adversely affect fourth quarter 1998 liquidity by approximately $0.6 million, the Company believes that its short-term liquidity needs can be satisfied through cash provided from operations and through borrowings under its revolving line of credit arrangement, or through other credit arrangements.

                              PART II.  OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS:

The information contained in Part II, Item 1, "Legal Proceedings" of the Company's Form 10-Q's for the quarters ended June 29, 1998 and March 30, 1998 is herein incorporated by reference.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(A)  EXHIBITS

          Exhibits filed with this report:

          EXHIBIT NO.                DESCRIPTION

             27                  Financial Data Schedule

(B)  REPORTS ON FORM 8-K

          None




                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 28, 1998 to be signed on its behalf by the undersigned thereunto duly authorized.



                                  FISCHER IMAGING CORPORATION




                                  /s/ WILLIAM C. FEE
                                  --------------------------------------------
                                  William C. Fee
                                  Vice President  /
                                  Chief Accounting Officer
                                  (Principal Accounting Officer)


November 11, 1998