Form 10-K
period 1998-12-31
FISCHER IMAGING CORP
filed 1999-03-31
CIK 750901

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-K


  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

  [_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

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

                         Common Stock, Par Value $0.01
                                   Per Share

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.. Yes [X] No [_]

[_] Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

  The aggregate market value of the common equity held by non-affiliates of the Registrant as of March 1, 1999 was approximately $10,789,000.

  The number of shares of Registrant's Common Stock outstanding on March 1, 1999 was 7,029,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Proxy Statement for its 1999 Annual Meeting of Stockholders to be filed on or prior to April 30, 1999, are incorporated by reference into Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          FISCHER IMAGING CORPORATION

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----

                                     Part I

 Item 1.  Business......................................................    1
 Item 2.  Properties....................................................   21
 Item 3.  Legal Proceedings.............................................   21
 Item 4.  Submission of Matters to a Vote of Security Holders...........   21

                                    Part II

 Item 5.  Market for Registrant's Common Equity and Related Stockholder    22
           Matters......................................................
 Item 6.  Selected Consolidated Financial Data..........................   25
 Item 7.  Management's Discussion and Analysis of Financial Condition      26
           and Results of Operations....................................
 Item 8.  Financial Statements and Supplementary Data...................  F-1
 Item 9.  Changes in and Disagreements with Accountants on Accounting      36
           and Financial Disclosure.....................................

                                    Part III

 Item 10. Directors and Executive Officers of the Registrant............   37
 Item 11. Executive Compensation........................................   37
 Item 12. Security Ownership of Certain Beneficial Owners and              37
           Management...................................................
 Item 13. Certain Relationships and Related Transactions................   37

                                    Part IV

 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form     38
           8-K..........................................................
          Signatures....................................................   40

                                    PART I

ITEM 1. BUSINESS

  Fischer Imaging Corporation, incorporated in the State of Delaware in 1991, designs, manufactures and markets specialty and general purpose medical imaging systems for diagnosing and treating disease. The company's newer products are directed towards medical specialties, such as diagnosing and treating breast cancer, heart disease and vascular disease, in which image-guided, minimally invasive therapies are replacing open surgical procedures. The company also designs and manufactures specialty x-ray imaging components and subsystems for several leading medical products companies as an Original Equipment Manufacturer ("OEM") and sells general radiology systems for use in hospitals, clinics and physicians' offices.

Products and Markets

  The company's proprietary products serve major markets including: Breast Cancer Screening and Biopsy, Electrophysiology, Endovascular and
Interventional, and General Radiology.

  As an OEM, the company designs and manufactures specialty x-ray imaging components and subsystems for several leading medical equipment manufacturers including the GE Medical Systems division of General Electric Company, Varian Associates, Inc., and Picker International, Inc.

  Breast Cancer Imaging and Biopsy Markets

  Market Overview

  Breast cancer is the leading cause of death from cancer in the United States among the 27 million women between the ages of 40 and 55 and the second leading cause of death from cancer among all women. According to the American Cancer Society, each year about 180,000 new cases of breast cancer are diagnosed and 43,000 women die from the disease. The incidence of breast cancer increases with age, rising from about 100 cases per 100,000 women at age 40 to about 400 cases per 100,000 women at age 65. Thus, the company believes that the significant aging of the population, combined with improved education and awareness of breast cancer and diagnostic methods, will lead to an increased number of breast cancer screening and diagnostic procedures.

  Successful treatment of breast cancer is largely dependent on early detection of malignant lesions. According to the National Cancer Institute, the five-year survival rate decreases from about 90% to 70% after the cancer has spread to the lymph nodes, and to less than 20% after it has spread to organs such as the lungs, liver, or brain. Current methods of detecting breast cancer typically include clinical and self-examination and conventional x-ray screening mammography. While these methods can indicate the presence of lesions, they cannot indicate whether the lesions are benign or malignant. If an examination or screening mammogram detects a suspicious lesion, or if other breast cancer symptoms are present, additional diagnostic mammography is typically ordered.

  When the results of a diagnostic mammogram are inconclusive, a breast biopsy is typically performed. The company believes that about one million biopsies are performed each year, 70% to 90% of which result in a benign diagnosis. The most common forms of biopsy are: (i) open surgical, (ii) stereotactic core needle and (iii) ultrasound-guided core needle biopsies.

  Open Surgical Biopsy. Open surgical biopsy has been the most commonly used method of diagnosing breast cancer for many years. An important advantage of open surgical biopsy is that a sufficient tissue sample necessary for definitive diagnosis is usually obtained. However, the procedure has several disadvantages:

  . it typically must be performed in an operating room under general anesthesia,

  . the surgery takes about one hour and requires one to two days of recuperation at home,

  . the skin incision and the large amount of tissue removed may be disfiguring,

  . internal scar tissue can interfere with the ability to detect suspicious lesions during subsequent mammograms, and

  . including surgical fees and operating room costs, the cost per procedure is believed to be about $2,500 to $5,000.

  Stereotactic Core Needle Biopsy. "Stereotactic" refers to the technique of locating a lesion in a three-dimensional field and directing the tip of a core needle to the site of the lesion for tissue removal and biopsy. Pioneered by the company and several radiologists in the late 1980's, stereotactic core needle biopsy is a less-invasive, lower cost, and less disfiguring alternative to open surgery. Stereotactic core needle biopsies using systems such as the company's Mammotest system can be performed in a physician's office, breast imaging center, or hospital. Initially performed primarily by radiologists, the procedure is now being widely adopted by surgeons as they become aware of the accuracy and less-invasive nature of the procedure. The typical cost for the procedure is believed to be about $750 to $1,200.

  During a stereotactic core needle biopsy procedure, the patient lies face down in a prone position on an x-ray imaging table with the breast extending through an opening in the table. The x-ray imaging system and the doctor's work space is under the table. The physician is able to locate the lesion in a three-dimensional field and accurately position the core needle to within one millimeter for tissue sample removal. The patient is given a local anesthetic during the less than one hour procedure, and a small nick is made in the patient's skin which, at the conclusion of the procedure, can be covered with a band-aid. As with open surgical biopsy, the tissue sample is sent to a pathology laboratory for analysis.

  The company believes that the number of stereotactic core needle biopsy procedures has grown from about 500 per year in 1990 to, in recent years, over 200,000 per year. This increase is believed to be driven by the clinical and cost advantages, as well as improvements in tissue removal systems (such the Mammotome(TM) device from Biopsys Medical, Inc., a Johnson & Johnson company, which can be used in conjunction with the company's Mammotest system). Television programs in recent years which discuss the benefits of stereotactic core needle biopsy have increased awareness both among women and among managed care organizations as to the cost savings and less-invasive nature of the procedure. The company believes that another factor causing an increase in the number of biopsies requested, including stereotactic, is the fact that the leading cause of malpractice lawsuits against physicians is the failure to detect breast cancer on a timely basis.

  Ultrasound-Guided Core Needle Biopsy. Ultrasound imaging can play an important supporting role to mammography due to its ability to diagnose cysts and to properly characterize masses. An additional advantage is that the patient is not exposed to x-ray radiation. The quality of ultrasound equipment has only recently improved to the level needed for breast imaging and, as yet, those who perform mammograms are typically not trained in breast ultrasound imaging techniques. Nonetheless, the company believes that the capability of ultrasound to permit the identification of some breast masses without exposing the patient to x-ray radiation may result in increased use of ultrasound for diagnosis of breast masses and for core needle biopsies in the future.

  Other Technologies In Development. Other developing technologies that may be used to detect, diagnose, and enhance future post-diagnostic treatment of breast cancer include digital mammography and magnetic resonance imaging. The company has products under development using both of these technologies:

  Digital Mammography. Digital mammography provides a number of advantages over conventional x-ray mammography:

  . With digital mammography, the image is displayed on a computer monitor, which allows image contrast to be varied. This can allow a mammogram image to be adjusted, so that it can be interpreted appropriately without subjecting the patient to a second mammogram. Because younger women typically have denser breast tissue, this feature may be particularly useful in screening women under age 50.

  . A properly designed digital mammography system can reduce radiation dosage by at least a factor of two.

  . Other benefits include: (i) real time acquisition (film processing is not necessary), (ii) storage of the mammogram in digital memory or on digital archival media, (iii) computer-aided diagnosis, and (iv) telemammography (digital transmission of mammograms for remote display and diagnosis).

  Magnetic Resonance Imaging. Breast magnetic resonance imaging ("Breast MR"), performed with the injection of a contrast agent, has been demonstrated in clinical research to be more effective than film screen mammography or ultrasound at detecting lesions and determining the extent of known breast cancer. However, Breast MR, while more sensitive than other imaging techniques, is no more specific than conventional x-ray mammography. Therefore, the capability to perform core needle biopsy using MR guidance is currently needed.

  The company believes that Breast MR with biopsy capabilities will be used primarily to provide physicians and patients with additional information concerning the appropriateness of lumpectomy (removal of a breast tumor and surrounding tissue) as opposed to mastectomy (removal of the entire breast). It may also be used as an diagnostic alternative to partial mastectomy or lumpectomy, for patients with a high risk of cancer recurrence or in other special cases where breast cancer may be suspected but where film screen mammography and ultrasound produce negative findings.

  Products

  The company serves the mammography market with stereotactic core needle biopsy products and screening and diagnostic mammography systems.

  Mammotest(R)/Mammovision(R). First introduced in 1989, the company's Mammotest stereotactic core needle biopsy system is designed expressly for core needle biopsy of the breast. The Mammotest system consists of an elevating, prone position table, a mammographic x-ray imaging system and a stereotactic needle guidance system. The company is one of only two manufacturers worldwide of prone position tables. In 1992, the company introduced Mammovision, the first charge coupled device ("CCD") imaging system cleared by the U.S. Food and Drug Administration that produces breast tissue images on nearly a real time basis. With the aid of proprietary software, the coordinates of a breast lesion can be quickly calculated using a computer trackball. These coordinates are then transmitted to the Autoguide, a motor-driven needle holder assembly that precisely aims the biopsy needle at the lesion. Mammovision has become a standard for providing computer-based imaging for the Mammotest system.

  Since 1990, over 800 Mammotest systems have been installed worldwide, with the vast majority of installations occurring in the United States.

  Mammotest Plus(TM)/Mammovision Plus(TM). The company introduced Mammotest Plus(TM) and Mammovision Plus in November 1995. The Mammotest Plus system permits 360 degree access to the breast. It also incorporates the features of Target on Scout(TM) and Lateral Arm that allow small breasts (less than 2.5cm when compressed) and breast lesions in difficult locations to be biopsied more easily.

  Mammovision Plus is a CCD imaging system that features the ability to remove the camera from the Mammotest table, allowing the Mammovision Plus camera to be installed on the company's HFX diagnostic mammography system. As a result, near real time digital imaging can be performed in conjunction with standard diagnostic mammography. This allows the equipment cost to be spread across the larger number of mammogram procedures that could be performed on a standard diagnostic mammography system, thus, potentially expanding the company's market for Mammotest Plus and Mammovision Plus systems. The list price of a Mammotest Plus system with Mammovision Plus, depending on features selected, ranges from $195,000 to $225,000.

  Mammotest Plus "S"(TM) Surgical System. The Mammotest Plus "S" Surgical System was introduced in February 1998 in support of the company's surgical alliance with Ethicon Endo-Surgery, Inc., a

Johnson & Johnson company. The Mammotest Plus "S" is based on the Mammotest Plus prone biopsy system, with enhancements designed to support the more advanced techniques performed in the surgical market segment. The list price of the Mammotest Plus "S" system is approximately $280,000.

  HFX(TM) Mammography System. HFX is designed to perform high quality, low dose diagnostic mammograms quickly, easily and efficiently. Using a proprietary x-ray tube, the HFX generates excellent spatial resolution, particularly at the front edge of the image receptor where mammograms involving magnification are performed. The HFX is available in a two-tube configuration for integration with the Mammotest, providing a cost-efficient system capable of performing mammograms as well as stereotactic core needle breast biopsies. The HFX system ranges in price from $50,000 to $70,000.

  HFX Plus(TM) Mammography System. The HFX Plus includes all the features of the HFX system and adds digital spot imaging. The HFX Plus is designed to accept the removable CCD camera from a Mammotest Plus stereotactic table. This allows communication with a Mammovision Plus digital workstation. Dense or thin, low absorption tissue areas can be evaluated on the digital camera. Digital technology gives a wider range of contrast controls, allowing enhanced visualization of faint lesions as compared to conventional film screen imaging. The list price of the HFX Plus is $62,000.

  MammoSound(TM). MammoSound, currently under development, will combine the Mammotest Plus "S" prone biopsy system and its traditional x-ray imaging capability with ultrasound imaging. This new concept will add stereotactic precision to ultrasound biopsy, while adding ultrasound's superior capability, in some cases, to more accurately characterize breast masses as benign or malignant. Combining x-ray and ultrasound capabilities utilizing the same prone table should also be of benefit where floor space is limited.

  SenoScan(TM) Digital Mammography System. The company is a leader in the development of full field of view digital mammography systems. Digital mammography provides a number of advantages over film screen mammography, including:

  . improved imaging of dense breast tissue through greater ability to vary image contrast

  . reduced radiation dosage to the patient,

  . real time imaging, and

  . the ability to store images in a digital format, allowing transmission over high-speed telecommunication networks, thus allowing remote diagnosis.

  The company believes that SenoScan, its full-field digital mammography system, will offer these advantages. The company believes there is a large potential market for digital mammography. The SenoScan digital mammography system may represent a significant technological advance in the imaging of breast tissue, especially in younger women who generally have denser breast tissue that is more difficult to successfully image using film screen mammography technology. As reported by the American Cancer Society, about 20% of breast cancer cases detected occur in women under age 50.

  SenoScan, introduced as a prototype in 1995, is presently installed in six locations, three of which have performed clinical testing on about 600 patients in support of the company's 510 (k) pre-market clearance application. Recent information from the FDA indicates a change in the type of study the FDA is requiring for pre-market clearance of digital mammography and, as a result, the company is not able to currently project a submission date for a 510 (k) application. No assurance can be given that submission will occur in 1999. See "Business--Government Regulation."

  While the company expects that its SenoScan system may cost more than conventional film screen mammography systems, it believes that the increased benefits from improved imaging will more than offset the increased capital costs.

  Prototype MR Biopsy System. The company has designed and manufactured a prototype MR biopsy system that is compatible with the Signa 1.5T magnetic resonance imaging system provided by GE Medical Systems, which constitutes a significant portion of the installed base of magnetic resonance imaging systems. This installed base is believed to consist of about 4,000 operational systems in the United States. Clinical trials of the prototype system, which would test the system's ability to reliably biopsy breast lesions using magnetic resonance imaging as its guidance modality, have not yet begun. The company believes that the primary use of Breast MR, combined with biopsy capabilities, will be to provide the physician and patient with additional information concerning known cancers, and to evaluate the appropriateness of lumpectomy as opposed to mastectomy.

  Electrophysiology Markets

  Market Overview

  The company estimates that about 350,000 of the 550,000 annual heart attack deaths in the United States are related to ventricular tachycardia (very rapid heartbeat) or other cardiac arrhythmias that may cause sudden death. Cardiac arrhythmias are irregular heartbeats that arise when the normal pattern of electrical impulses in the heart is disrupted. Cardiac arrhythmias can range from isolated premature contractions to tachycardia, which may lead to life-threatening episodes of ventricular fibrillation (rapid, uncoordinated contraction of the ventricles resulting in a lack of synchronization between heartbeats and pulse beats).

  Atrial fibrillation is a common form of atrial tachycardia. Currently, approximately 2.2 million people in the United States are believed to have this condition. Although the condition is not normally in itself life threatening, the importance of treatment is that, according to an industry source, atrial fibrillation may cause 75,000 strokes per year. Strokes occur when clots in the heart are dislodged, resulting in blockage of cerebral arteries. Episodes of atrial fibrillation can cause this dislodging to occur. Atrial fibrillation is normally treated by a procedure called cardioversion, in which an electrical shock is applied to the chest to restore a normal pattern of electrical impulses in the heart.

  The treatment of arrhythmia patients typically involves a diagnostic study of the electrical functioning of the heart (an "electrophysiology" or "EP" study). Treatment following the EP study may include: (i) prescription of an anti-arrhythmic drug, (ii) corrective open heart surgery, (iii) implantation of a implantable cardiovertor defibrillator ("ICD") or (iv) interventional therapy such as radio frequency ("RF") ablation. The company estimates that about 200,000 EP studies are performed each year.

  EP studies are performed by inducing an arrhythmia through electrical stimulation of the heart using a catheter inserted through the skin into veins leading into the patient's heart. EP studies are increasingly being undertaken in dedicated EP laboratories. Tilt table testing is also performed to observe presence or absence of transient fainting when the patient is returned to an upright position. If it is concluded that the patient should have a surgical or other interventional procedure, the electrical activity in the patient's heart is generally mapped in an effort to locate the precise area of the heart that is causing the arrhythmia or tachycardia. EP x-ray imaging positioners, tilt-tables, stimulators and recording devices are used during these procedures, all of which the company manufactures.

  The company expects the EP market to continue to remain constant over the next several years in view of the increased use of ICD implantation, the development of RF ablation, and the use of new catheter-based technologies for treating ventricular tachycardia and atrial fibrillation. ICDs are typically used when patients who have experienced ventricular tachycardia are believed to be at risk of ventricular fibrillation and sudden cardiac death. The company expects continued growth in the use of ICDs because of studies indicating that ICDs may be a more effective therapy for ventricular fibrillation than current drug therapies. The development of transvenous leads (involving the use of intravenous catheters) for ICDs and smaller device sizes that allow chest implantation will allow ICDs to be implanted in an outpatient setting, probably in a dedicated device implantation suite, as opposed to a more expensive hospital operating room. The company believes growing use of chest implantation of ICDs will provide an expanding market opportunity for the dedicated device implantation suites, which will require x-ray imaging equipment.

  During the last five years, RF ablation has been increasingly used to treat atrial arrhythmias such as Wolf-Parkinson-White syndrome. RF ablation involves locating an electrical abnormality in a chamber of the heart and using specialized EP catheters to deliver energy from an external source to ablate (remove) the abnormal tissue. RF ablation has also been used successfully to treat certain ventricular tachycardia. Current research by electrophysiologists is studying the use of catheter-based technology in an interventional procedure to permanently cure patients with recurrent atrial fibrillation.

  Products

  The company's strategy has been to develop and market an integrated, dedicated EP laboratory that contains stimulation, recording and x-ray imaging capabilities for use in diagnostic and therapeutic EP procedures. An integrated EP system offers the potential of consolidating controls and monitors in order to speed EP procedures and reduce personnel requirements. The company's EP products offer specialized features specifically designed for the electrophysiologist. The company offers:

  . a choice of ceiling or floor mounted c-arm positioners incorporating motorized isocentric c-arm movement, a feature that allows multiple fluoroscopic views of the patient's heart without moving the patient

  . floor mounted tilt tables

  . a ceiling suspended table capable of vertical patient positioning and

  . pulse progressive fluoroscopy capable of reducing x-ray dosage by up to 80%.

  Until recently, most EP procedures were performed in cardiac catheterization laboratories or performed with mobile fluoroscopic systems. The company, with the cooperation of the University of Colorado Health Sciences Center, developed the first dedicated EP system in 1985, and since that time has sold over 100 dedicated EP systems, primarily to teaching hospitals in the United States.

  EP/X(TM). The EP/X system, introduced in 1995, is an economical, state of the art single plane x-ray imaging system designed to meet the general EP requirements of most community and teaching hospitals. The EP/X is offered with the company's patented automatic pulse progressive fluoroscopy system as an option. The list price of the system ranges from $400,000 to $450,000. As a result of healthcare industry cost containment pressures, many of the company's EP system orders include the EP/X system.

  EP/X/2/(TM). The EP/X/2/, a cost-effective, ceiling suspended, bi-plane fluoroscopy system, is designed to meet all the positioning requirements of electrophysiologists, with easy access to the patient. The company believes that bi-plane imaging will be important for new, developing EP procedures such as catheter treatment for ventricular tachycardia or atrial fibrillation. The company believes a ceiling suspended system is versatile enough for use in either a dedicated EP laboratory or in a surgical suite. As a lower cost alternative, the EP/X/2/ complements the company's bi-plane Cardiac CX/Pegasus imaging system. The list price of the EP/X/2/ system is well below the lowest price of currently available competing systems. FDA 510(k) clearance for the EP/X/2/ was obtained in 1997. The EP/X/2/ system, which has a list price of $800,000, is installed in several leading EP laboratories throughout the United States.

  Cardiac CX/Pegasus(TM). The Cardiac CX/Pegasus is a fully-integrated bi-plane system for cardiac special procedures laboratories. The Cardiac CX/Pegasus has a list price of over $1,000,000.

  EPIC(R) EPIC is a computerized image management system used to integrate and display x-ray images and electrocardiogram ("ECG") signals during an EP procedure. The EPIC can handle both bi-plane and single plane images and provides the ability to display three ECG signals from the EPACE recording system on the x-ray imaging system in both the control room and the procedure room.

  EP Stimulators The company currently markets the DTU-215 EP Stimulator, a four-channel stimulator for use in EP laboratories and has under development the EP/Stim, a computer-driven stimulation system, that would allow the physician to load his personal protocols for performing electrophysiology procedures. The DTU-215 EP Stimulator lists for $22,000. During 1998, the company continued work on a 510(k) notification for the EP/Stim to the FDA, and now believes this submission will occur during 1999.

  Competitors in the EP market such as GE Medical Systems, Philips Electronics, Siemens A.G., and Toshiba America Medical Systems, Inc. provide single-plane systems for EP laboratories at prices ranging from $500,000 to $600,000. The company's EP/X single-plane EP system, designed specifically for the requirements of the electrophysiologist, is offered at a price below the competition.

  Endovascular and Interventional Markets

 Market Overview

  The most common form of cardiovascular disease is atherosclerosis, a disease characterized by the thickening of the arteries caused by deposits of a fatty substance called "plaque". Atherosclerosis affects both coronary and peripheral arteries. Repair of partially blocked arteries that are impairing the normal flow of blood has traditionally been through open surgical procedures performed by vascular surgeons in a hospital operating room. In a similar setting, vascular surgeons repair aneurysms (balloon like enlargements of an artery) which, if left untreated, can rupture and cause death.

  As an alternative to open surgery, catheter techniques have been used for over a decade to treat a significant number of vascular disorders. These techniques are performed through the skin, rather than using open surgery, and thus are less-invasive and costly. High performance x-ray imaging guidance is required. The procedures were initially developed by cardiologists and radiologists and performed in cardiac catheterization or angiographic laboratories in hospital cardiology or radiology departments.

  Angioplasty, one of the most frequently performed procedures, involves x-ray imaging guidance of a catheter introduced into a blood vessel. The catheter is guided to the vascular narrowing and a balloon is inflated to reopen the artery to normal flow. While peripheral angioplasty has been quite successful, a significant portion of treated vessels close up again over time. More recently, stents, delivered to the narrowing of the artery on a catheter, have been implanted. Studies have shown that stents keep the artery open longer. Catheter-based techniques to remove plaque have also been successful and are frequently performed in conjunction with stent implantation.

  Vascular surgeons are increasingly involved in hospital purchasing decisions for x-ray imaging systems and are becoming trained in the performance of these newer, less-invasive vascular (non-coronary) procedures. Historically, relatively less sophisticated mobile c-arm intensifiers have provided the required x-ray imaging capability for vascular surgeons. Now, however, more complex vascular procedures, including carotid stenting and abdominal aortic aneurysm repairs using stent grafts, require more complex x-ray imaging capability.

  Abdominal aortic aneurysms are vascular enlargements which are difficult to treat and, if left untreated, become increasingly susceptible to rupture, usually resulting in death. Several companies have developed stent grafts that are deployed across the aneurysm following the introduction of a catheter through the skin. The x-ray imaging requirements for this form of repair are demanding and typically cannot be met by the capabilities of mobile c-arm intensifier systems. The company believes that stent grafts will eventually provide a less-invasive method of treating the estimated 190,000 abdominal aortic aneurysms diagnosed yearly in the United States. Currently, only an estimated 45,000 patients undergo open surgery annually, in large part due to the high mortality associated with the procedure.

  In addition, the use of laparoscopic cholecystectomy (minimally-invasive gall bladder removal) procedures has grown substantially over the last several years. These procedures usually require the use of x-ray systems to perform intraoperative cholangiograms (x-ray studies of the gallbladder). The company believes that continued growth in the use of laparoscopic and other minimally-invasive procedures will increase the demand for dedicated x-ray systems in the operating room.

  The company believes that vascular surgeons will continue to prefer catheter-directed techniques such as peripheral angioplasty and stent placements in an operating room setting using angiographic x-ray imaging systems with similar capabilities as found in dedicated x-ray laboratories. The company also believes that vascular surgeons will prefer newly evolving, high risk procedures such as repairs of abdominal aortic aneurysms and carotid and iliac stenting in an operating room where open surgery will be immediately available if necessary.

  Products

  2000/2001 Series. The 2000/2001 Series of products include specialized x-ray imaging systems designed to meet the x-ray imaging needs of the operating room during open heart and other open surgical procedures. Specific features include:

  .a ceiling suspended isocentric c-arm x-ray imaging system,

  .state of the art angiographic and digital image management capabilities,

  .a surgical table with motorized control for rotation, tilting and elevation

  . an unobstructed 80 inch cantilevered carbon fiber table top that supports the patient and permits full body x-ray imaging, and

  .with the 2001 system, increased x-ray tube heat capacity and the ability to add a 12 inch image intensifier.

  An important feature of the 2000/2001 Series systems is high line variable frame rate progressive fluoroscopy, which allows x-ray dosage reduction of up to 80% with no loss in image quality. The company believes this feature is important because many technicians who perform catheter placements, pacemaker implantation and general orthopedics are not trained in radiology.

  The company is not aware of any other company making dedicated x-ray imaging systems for surgery with features similar to those of the 2000/2001 Series. A number of manufacturers provide low cost mobile c-arm intensifier systems designed for the x-ray imaging requirements during surgery. However, the 2000/2001 Series is believed to have several advantages over a mobile c-arm, including improved image quality, ease and speed of positioning, x-ray dose reduction and on-line angiographic image processing. The company believes these product features are particularly important to endovascular surgeons. Since 1991, the company's 2000/2001 Series systems have been distributed by International Surgical Systems under a marketing agreement. ISS's list price for the 2000/2001 Series products is approximately $499,000.

  Imager III. The company's Imager III system is a universal x-ray imaging system designed for a wide variety of endovasular and other interventional radiology procedures. Incorporated in these systems are digital image processing computers, which allow reduced x-ray dosage and improved image quality, and sophisticated positioning control over the patient and the x-ray source, permitting the physician to efficiently achieve all the angles necessary to complete a procedure.

  With its own product (the DPS-100) and though arrangements with the digital processing companies Infimed and Camtronics, the company offers as an add-on to the Imager III and other general purpose systems, the capability to digitally capture and enhance images, allowing immediate diagnosis. The image archiving capabilities and the possibility of fewer images per case offered by digital capture devices can reduce film and personnel costs.

  The list price of Imager III systems ranges from $500,000 to $800,000 depending on the components included.

  GENERAL RADIOLOGY PRODUCTS

  The company also sells other diagnostic x-ray imaging systems and other products used for general x-ray procedures. These systems are sold domestically and internationally through direct and dealer distribution channels for use in hospitals, clinics, and physician's offices for general radiographic and fluoroscopic screening.

  TRAUMEX(R). The company's Traumex x-ray imaging system provides unique positioning capabilities requiring minimal patient movement, making it well suited for emergency room applications. It is also a versatile general radiographic system, allowing x-ray of the chest, skeleton, head, or other extremities. The list price of the Traumex ranges from $140,000 to $200,000.

  RAD DX/MX. The company manufactures and sells Rad DX, Rad MX, and other general radiographic systems to hospitals and clinics. The Rad DX product line includes x-ray imaging products used in clinics and physicians' offices, and has a list price of about $35,000. The Rad MX, generally sold to hospitals, has a list price of $80,000 to $120,000.

  DR1000C DIGITAL CHEST SYSTEM. Under a product development and marketing agreement with Direct Radiography Corp., a subsidiary of Sterling Diagnostic Imaging, Inc., the company has developed a dedicated digital chest system incorporating Sterling's DirectRay(TM) direct-to-digital x-ray capture system. To date, the DR1000C is installed and operational at six sites, with encouraging results and market reception. See "Strategic Alliances". The list price of the DR1000C is approximately $350,000.

  DR1000 DIGITAL TRAUMEX. The DR1000 Digital Traumex is a digital version of the company's versatile and highly successful Traumex emergency room and general purpose x-ray system. Incorporating Sterling's DirectRay(TM) direct-to-digital xi-ray capture system, a DR1000 prototype is expected to be completed later this year. The DR1000 is expected to have a list price of $395,000.

  OEM AGREEMENTS

  The company also designs and manufactures specialty x-ray imaging components and subsystems for several leading medical products companies as an OEM. Sales under OEM contracts amounted to about 24% of the company's 1998 total revenues. OEM relationships can provide access to new technologies, while sharing their development cost. Manufacturing cost savings can also be achieved, when the components and subsystems can be used in higher volumes. In most cases, the company retains an ownership interest in product designs. These OEM contracts expire on various dates in 1999 and 2000. Under some circumstances, contracts provide that orders may be reduced or terminated earlier than the contract's expiration date. Sales under OEM agreements can fluctuate significantly.

  GE Medical Systems. GE Medical Systems, currently the holder of a 16% interest in the company, has been a significant customer, accounting for approximately 5.9% of the company's 1998 total revenues. GE Medical Systems has purchased Tilt-C positioners from the company under the terms of its OEM contract. The Tilt-C positioner is a multi-purpose 90 degree tilting table with a cantilevered table top and sophisticated positioner controls. These are used in biopsies and other interventional procedures, as well as in general imaging studies. On March 29, 1999, the company announced an agreement with General Electric Company, on behalf of GE Medical Systems, under which 826,666 or 62% of the 1,333,333 shares of Series D Convertible Preferred Stock currently owned by GE Medical Systems will be exchanged for a non-exclusive right to manufacture the Tilt-C system. Completion of the necessary technology transfer is required by mid-April, 1999. The company expects to continue its manufacturing activity for GE Medical Systems through at least December 1999, the original expiration of the OEM Contract. See also the related discussion at "Item 5-Market for Registrant's Common Equity and Related Stockholder Matters--Risks Associated with Shares Eligible for Future Sale" later in this report.

  Varian. Under its OEM contract with Varian, which expired in October 1998, the company provided a line of x-ray generators and imaging systems as components of Varian's Ximatron radiotherapy simulator system. Under requirements of this contract, the company expects to continue to supply Varian with parts for such system components for several years.

  Storz. Under its ten-year OEM agreement with Storz, which expired in 1998, the company designed and manufactured the c-arm x-ray imaging system used with Storz Medical's Modulith SLX lithotripter (a non-invasive system for breaking kidney stones), which is sold worldwide. Although it is unknown whether the company will supply Storz with additional systems in the future, the company expects to continue furnishing parts for the system components previously sold to Storz, as required by the OEM contract.

  Picker. In March 1997, the company agreed to supply cardiac catheterization systems for international markets. The company is currently discussing with Picker whether to continue this relationship. Under a previous OEM agreement that expired in February 1997, the company supplied Picker with radiographic and fluoroscopic systems, including the x-ray generator, imaging chain, table and tube stand. The company expects to continue to provide parts for such systems over the next several years.

  Dornier. The company has a contract, which runs through December 2001, to supply Dornier with x-ray imaging systems for sale with Dornier's lithotripter systems. Dornier systems are sold worldwide, and have been sold in the United States since 1995 when FDA clearance was received. By mutual agreement, the company is not currently supplying systems under this agreement.

  ISS. The company sells its 2000 and 2001 Series specialized x-ray imaging system to ISS under an OEM agreement. Under this agreement, ISS is responsible for sales and marketing of these systems, while the company is responsible for installation, applications training and service. ISS currently has five direct sales people selling the 2000/2001 Series in the United States. Both companies are permitted to market the product outside of North America. This agreement, which originally expired in December 1998, has been extended to December 2000.

Risks Associated With OEM Agreements--Changes in OEM customer business strategies, fluctuations in product demand, or contract renegotiations with OEM customers could adversely affect shipments and/or profitability under OEM contracts.

  Many of the company's OEM customers are also competitors and have significantly larger installed customer bases, financial, management, manufacturing, sales, marketing, and other resources than the company. The business strategies and manufacturing practices of the company's OEM customers are subject to change and such changes may result in decisions to seek other sources for the products currently manufactured by the company or to manufacture these products internally. Additionally, these OEM customers typically seek to obtain price concessions or the pass through of any cost savings achieved by the company in the form of lower prices. The company's OEM contracts are usually non-exclusive. OEM customers generally may modify, limit or terminate the contract or purchase orders under the contract on short notice with modest or no penalties. OEM customer order levels are influenced by factors such as the OEM customer's product sales, changes in product or marketing strategy, changes in components of the end product manufactured by others and development of new products. Additionally, the timing of product orders under OEM contracts has fluctuated and is likely to continue to fluctuate on a quarterly or annual basis. Under OEM contracts, the company is typically required to design, develop and manufacture its products to the OEM customer's specifications and, from time to time, may be required to correct product deficiencies. OEM agreements involve complex products, and changing product specifications and requirements may, from time to time, lead to the re-negotiation of these agreements. These renegotiations may result in disagreements that could adversely affect relationships with OEM customers. For example, in late 1997 and early 1998, the company was involved in litigation under an OEM contract. Subject to appeal, an unfavorable outcome regarding pricing was obtained in this instance. There can be no assurance that this or other OEM relationships and revenues will not be adversely affected in the future by such disagreements. Moreover, order rates under the company's OEM contracts can decline over the term of the agreement and may not be renewed upon expiration, causing revenues to decline significantly. The company may not be able to replace revenues lost in such situations. There can be no assurance that the company will be able to maintain its existing OEM relationships, or to replace the loss of any of its OEM relationships with other business. Failure to do so could have a material adverse effect on the company's business and profitability.

Sales and Marketing

  In the United States, the company currently markets its products through its direct sales force and certain dealers. Direct sales offer the company higher margins, more control over the sales process and customer contacts, and ongoing service revenues. The company believes that sales of its more sophisticated products such as breast cancer, EP and endovascular systems may be enhanced by a focused and dedicated sales force. As a result, the majority of the company's sales of Mammotest and EP systems are made through its direct sales force. The company believes that general radiology systems can be more effectively sold by dealers because such products require broader distribution and more competitive pricing. Therefore, the company primarily markets its general radiology systems through dealer organizations. Some of these dealers market the company's entire product line, while others focus exclusively on the general radiology market. As of December 31, 1998, the company had 23 direct sales people whose territories primarily cover large metropolitan areas and about 20 independent dealers covering the remainder of the United States. The company also expects to continue to benefit from a marketing alliance with Ethicon Endo-Surgery, which has a direct sales organization and marketing resources substantially larger than those of the company. See "Strategic Alliances."

  Historically, the company's marketing efforts have been focused in the United States. However, the company has also attempted to expand its international marketing efforts to support the company's expansion into the European, Asian and Latin American markets. The company formed subsidiaries in Australia
(1984), Europe (1993), and China (1996) to manage its sales and its dealer relationships in Asia and Europe. International sales have also been made through dealers in Latin America and the Middle East. In recent years, the company's efforts to expand internationally have met with limited success. Therefore, the marketing alliances that have produced encouraging results in the United States may, in the future, receive greater emphasis internationally as a means of expanding the company's markets. As of December 31, 1998, the company had 10 direct sales people and about 45 dealers conducting the company's international sales efforts.

  The company's marketing activities include trade shows, advertising in professional journals, telemarketing and the administration of seminars, conferences and physician training programs. The marketing group develops sales leads and assesses customer satisfaction with the company's products, as well as with direct and dealer service performance.

  The company's service organization is responsible for installing its products and providing warranty service. Products sold by the direct sales force carry limited warranties covering parts and labor for periods ranging from six to twelve months. Products sold through dealers and to OEM customers carry more limited warranties, with terms ranging from six to twelve months and typically covering only parts or components. Service personnel offer maintenance service either under contracts or at hourly rates. The direct service organization also provides maintenance service in some foreign countries. In other foreign countries, the company utilizes dealers and third parties to provide maintenance service for its products. As of December 31, 1998, the company employed 42 field and technical support engineers and 16 administrative and management personnel in its U.S. service organization.

International Operations--The costs, uncertainty of product acceptance, and other elements of doing business internationally could affect whether the company can be successful in establishing profitable international operations.

  Revenues from customers based outside the United States accounted for 15.6%, 18.7%, and 21.2% of the company's total revenues in 1998, 1997, and 1996, respectively. These revenues included sales to foreign OEM customers of 11.5%, 6.8%, and 11.7% of the company's 1998, 1997, and 1996 total revenues, respectively. In addition, the company has OEM contracts with several foreign and multinational companies that distribute the company's products internationally and within the United States. Risks of doing business outside the U.S. include:

  .the expense and difficulty of establishing, expanding, and managing international operations,

  . the uncertainty of market acceptance of the company's products,

  . the difficulty of enforcing agreements, collecting receivables, and protecting intellectual property in foreign countries,

  . the potential imposition by foreign countries of additional withholding taxes, income taxes, tariffs, or other restrictions on foreign trade, and

  . potential difficulties in obtaining U. S. export licenses.

In 1998 and 1997, the company experienced reductions in its international business. There can be no assurance that this market will improve or that any of the foregoing risks will not result in a material adverse effect on the company. See Note 10 "Operating and Geographic Segment Information", of Notes to Consolidated Financial Statements for additional information.

Strategic Alliances--The company's ability to meet manufacturing demand, achieve market acceptance of new products, and obtain financial sponsorship will determine the success of strategic alliances.

  The company has strategic marketing and distribution alliances that it believes will allow it to compete more effectively in the markets for its products.

  Ethicon Endo-Surgery, Inc., a Johnson & Johnson company. Since October 1997, the company has been operating under a marketing partnership with Ethicon Endo-Surgery, Inc. for the marketing and sale of Mammotest Plus "S", a version of the company's Mammotest Plus prone biopsy system designed for the requirements of the surgical market. This system has a list price of $280,000. To date, the company has been able to attain sufficient manufacturing capacity necessary to meet the additional demand generated by this marketing partnership. However, under the terms of this relationship, in the event the company in the future were unable to meet certain potential delivery obligations, Ethicon Endo-Surgery could have the right to a minimum five year non-exclusive license to manufacture and sell certain company products. Any such license would give the company specified royalty rights on each sale.

  In December 1998, the company entered into an agreement with Ethicon Endo-Surgery Europe for the distribution of the Mammotest system in Europe. Under this agreement, the company will provide applications and service support, while EES Europe is responsible for sales of the Mammotest system.

  Sterling Diagnostic Imaging, Inc. In November 1997, the company entered into an alliance with Digital Radiography Corp., a subsidiary of Sterling Diagnostic Imaging, Inc. under which the company and Sterling are jointly developing digital radiographic systems utilizing Sterling's FDA-cleared DirectRay(TM) digital image detector technology with the company's positioning and x-ray components. Potential clinical benefits of digital image acquisition over film-based imaging include:

  . fewer retakes,

  . faster diagnosis,

  . remote image interpretation,

  . image integration with other patient records,

  . reduced film and other supply costs, and

  . higher equipment utilization.

Under an agreement in principle, manufacturing, installation, service, and support functions would generally be performed by the company, while marketing and sales would be performed by both companies. The company is in the process of finalizing aspects of its agreement with Sterling.

  The first system developed under this alliance was a dedicated digital chest system (DR1000C), which is now installed in six sites. The next major product currently being developed is a digital version of the company's versatile and highly successful Traumex emergency room and general purpose x-ray system (DR1000). A prototype is expected to be completed later in 1999. See "General Radiography Products".

  In January 1999, the Agfa-Gevaert Group announced an agreement to acquire the parent company of Direct Radiography Corp., but not Direct Radiography Corp. itself. In order to continue product and market development, Direct Radiography must obtain alternative financial sponsorship. There can be no assurance that such sponsorship can be obtained. In the event Direct Radiography were to cease operations, the company could suffer inventory and other losses.

Backlog

  The company's backlog generally includes only product orders for which delivery is requested within the upcoming twelve months. Although the company has some multi-year OEM agreements and sometimes has OEM or other orders with longer than twelve month lead times, such orders are included in backlog only when the requested delivery date falls within a twelve month period.

  As of December 31, 1998 and 1997, the company's backlog was approximately $26.9 million and $24.2 million, respectively. Backlog as of any particular date should not be relied upon as being indicative of the company's revenues for any future period.

Research and Development

  The company has a number of potential new products in various stages of development. Currently, the company's research and development efforts are focused on the development of SenoScan, its full field digital mammography system employing CCD imaging technology. In addition, the company is expending significant research efforts to integrate breast ultrasound with the Mammotest system (MammoSound) and other advanced image processing applications. Research and development expenditures totaled $6.4 million, $6.0 million and $6.7 million in 1998, 1997, and 1996, respectively.

  The National Cancer Institute, through payments made to certain members of the National Digital Mammography Development Group (a consortium of GE Medical Systems and four universities), has provided limited funding for the clinical testing of SenoScan.

  The company also has a research arrangement with the University of Toronto's Department of Medical Physics to jointly evaluate the company's digital mammography detector system.

  The company believes that its ability to develop technical innovations and apply them to new products designed for targeted clinical applications has been and continues to be important to its success. The company's key areas of engineering expertise include digital image processing, structural mechanical design, microprocessor control of servo systems, high voltage x-ray generator design and high resolution video systems. As of December 31, 1998, the company employed 61 engineers and technicians in research and development.

Risks of Technological Change and New Products--Quick response to technological change will be critical to the company's future success.

  The market for the company's products is characterized by rapid and significant changes in competitive technologies, evolving medical industry standards, and the frequent introduction of new products. Alternative surgical procedures or technologies or new medications may also be developed and marketed. Products based on new technologies could replace or reduce the importance of current procedures that utilize the company's products and render these products noncompetitive. Therefore, the company's success will depend in part on its ability to respond quickly to new product introductions, marketing campaigns and medical and technological changes through the development of new products. There can be no assurance that the company will be able to develop new products in the future in a timely or cost-effective manner, if at all, or that the company's current products will not be rendered obsolete or noncompetitive.

Risks of New Product Development and Market Acceptance--The success of new products is dependent on successful product design efforts, receipt of FDA clearances, and upon market acceptance.

  The company has a number of potential new products in various stages of development. Current research and development efforts are focused on the development of SenoScan, its full-field digital mammography system, for which clinical trials are continuing but which has not yet received pre-market clearance from the FDA. In addition, significant efforts are being expended on ultrasound, full-field digital mammography, and associated advanced image processing applications. These products involve technological innovation and require significant planning, design, development and testing at the technological, product and manufacturing process levels. Significant investments in research and development, equipment, inventory, manufacturing and marketing are also required. Lengthy and expensive clinical trials could also be required prior to submission to the FDA for FDA clearance or approval. There can be no assurance that the company will be able to successfully design, manufacture and market these new products or that the new products will receive FDA clearance or approval. In addition, the company's newest products may be used with minimally-invasive surgical procedures and the company believes that it must demonstrate to physicians and managed healthcare organizations the clinical benefits, safety, efficacy and cost-effectiveness of its products for such procedures. In particular, the company must demonstrate that its products are an attractive alternative to other products and methods that may be widely accepted. There can be no assurance that surgeons will embrace such techniques as replacements for open surgical procedures or that hospitals will be willing to invest in and utilize the company's products. Lack of widespread acceptance of these products could have a material adverse effect on the company's future revenues and earnings. See "--Research and Development."

Competition--The strategies of competitors, some of which hold greater resources than the company, could adversely impact the company's success.

  The company encounters and expects to continue to encounter intense competition in the sale of its products. The company believes that it maintains, with respect to each of its products, distinct competitive advantages in one or more of these areas:

  . the clinical aspects of the products,

  . product features,

  . speed of introduction of new products utilizing changes in technologies, performance and quality,

  . upgrade flexibility,

  . price, and

  . customer service

  The company's competitors include large multinational corporations, including GE Medical Systems, Siemens, Philips, Toshiba, Shimadzu, and Picker, as well as a number of other companies such as Trex Medical Corporation. These companies typically have a larger installed base and far greater financial, management, manufacturing, sales and marketing, and other resources than the company. As a result, they may be able to more quickly adapt to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, manufacture, promotion and sale of their products. Moreover, a significant portion of the company's sales are to medical equipment companies who integrate the company's products into their own systems or resell these products under their own label. There can be no assurance that such companies will not choose to purchase from alternative sources or internally manufacture competing products. The company also faces competition from sellers of used x-ray imaging equipment, particularly general radiology systems, at prices substantially below the prices of the company's new products. In addition, the company competes for acquisition opportunities, OEM and service contracts and experienced personnel.

  The company's Mammotest system principally competes with the prone-positioning breast biopsy system manufactured by Lorad, a division of Trex Medical, which Lorad has aggressively priced and marketed. Many larger companies, including GE Medical Systems, Philips and Siemens, also offer stereotactic add-on systems. In December 1998, following the acquisition of U.S. Surgical Corporation by Tyco Corporation, Trex announced the termination of its OEM agreement with U. S. Surgical for the sale of the stereotactic table manufactured by Lorad on a private label basis. U.S. Surgical had been competing aggressively and successfully within the surgical stereotactic core needle biopsy market and, although long-term competitive conditions may improve for the company as a result of the decision to terminate the OEM agreement with Lorad, the near-term competitive implications are uncertain. No assurance can be given that the decision will not have an unfavorable impact on the company's sales of its Mammotest systems in the near term. See Item 3 "Legal Proceedings" for a discussion of the company's patent infringement litigation against Lorad.

Government Regulation--The company's success is dependent on complying with the complex regulatory requirements of a variety of U.S. and international governmental agencies.

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

  FDA regulations require manufacturers of medical devices to adhere to "Good Manufacturing Practices", which include testing, quality control and documentation procedures. The company's manufacturing facilities are subject to periodic inspection by the FDA. In March 1995, the company was issued a Warning Letter by the FDA concerning documentation and other deficiencies at its Denver facility. The company rectified these deficiencies and resolved this matter with the FDA later that year. Following an inspection which concluded in December 1996, the FDA issued Inspectional Observations Form 483 ("Form 483") and a Warning Letter concerning manufacturing practices at its Denver facility. The FDA requested a written response to the Warning Letter regarding planned corrective actions and a favorable third-party certification of the company's manufacturing and quality systems. These actions were completed. In October 1998, following a periodic inspection, the FDA issued a Form 483 regarding possible deficiencies in manufacturing, quality, and documentation practices. The company has submitted its response to the Form 483 and is instituting corrective actions.

  Failure to satisfy FDA requirements can result in the company's inability to receive awards of federal government contracts, to receive new marketing or export clearances for products manufactured at its Denver facility, or FDA enforcement actions including, among other things, product seizure, injunction, and/or criminal or civil proceedings being initiated by the FDA without further notice. The recent issuance of another Form 483 increases the possibility that one or more of these sanctions could be imposed in the future. Although the company strives to operate within the requirements imposed by the FDA, there can be no assurances that these deficiencies can be corrected or that the company will be able to satisfy FDA compliance concerns in the future. Ongoing FDA compliance reviews and/or related delays in future product clearances could have a material adverse effect on the company.

  The FDA has post-marketing controls that include a requirement to file medical device reports when the company becomes aware of information suggesting that one of its marketed products may have caused or contributed to a death, serious injury or serious illness or has malfunctioned in a way which could lead to that result. The company must utilize field performance information, which includes any reportable events, in its quality control system to make any changes necessary to reduce or eliminate similar events in the future. The FDA utilizes Medical Device Reports to determine whether it should exercise its enforcement powers, such as mandatory product recalls, temporary suspensions of approvals, or withdrawal of 510(k) marketing clearances or premarket approvals. The filing of Medical Device Reports indicating unexpected product hazards or the failure to comply with medical device reporting requirements could have a material adverse effect on the company.

  Each of the company's products is required to receive FDA clearance or approval prior to commercialization. To date, all of the company's products have been classified by the FDA as Class II medical devices and have been eligible for FDA marketing clearance under the FDA's 510(k) premarket notification process, which is generally less time consuming than the more involved pre-market approval process for Class III medical devices (a "PMA"). The company believes that most of its currently anticipated future products and substantial modifications to existing products will be eligible for the 510(k) pre-market notification process. However, the FDA has not yet classified full-field digital imaging mammography systems like the SenoScan system being developed by the company. A 1996 FDA memorandum suggested that clearance for full-field digital imaging mammography systems might be obtained through a 510(k) notification with clinical trials involving approximately 500 subjects. More recent FDA communications are less clear as to what clinical standards must be met and, in late 1998, the 510(k) digital mammography submission by Trex Medical was rejected by the FDA. The company has acquired the previously suggested minimum number of patients for its clinical trials, but is now gathering additional clinical data, in response to the FDA's revised guidance. Efforts toward a 510(k) submission for SenoScan are on-going. This submission is significantly later than originally anticipated due to start-up equipment issues, patient acquisition delays, and conflicting guidance from the FDA regarding the submission.

  If the FDA were to indicate that a PMA is required for any of the company's new products, that application would require extensive clinical studies, manufacturing information and most likely a review by a panel of experts outside the FDA. Clinical studies would need to be conducted in accordance with FDA requirements. Failure to comply with FDA requirements could result in the FDA's refusal to accept the data or the imposition of regulatory sanctions. FDA review of a PMA application can take significantly longer than that for a 510(k) pre-market notification and could take several years to complete. There can be no assurance that the necessary applications clearances or approvals for any of the company's new products, including SenoScan, will be made or obtained on a timely basis, if at all. Failure to obtain necessary regulatory approvals, the restriction, suspension or revocation of existing approvals, or any failure to comply with regulatory requirements could have a material adverse effect on the company's business, financial condition and results of operations.

  Sales of medical devices outside of the United States are subject to FDA export and international regulatory requirements that vary from country to country. The time required to obtain approval for sale internationally may be longer or shorter than that required for FDA clearance or approval, and the requirements may differ. There can be no assurance that the company will obtain regulatory approvals in such countries or that it will not incur significant costs in obtaining or maintaining its foreign regulatory approvals. The company has obtained the certifications necessary to permit the "CE" mark to be attached to those products currently being sold in Europe. The CE mark is an international symbol of quality that is now required for sales into the countries which are members of the European Union. While the company has approval to sell into the European Union, there can be no assurance that the company will be able to obtain other international regulatory approvals. In addition, significant costs and delays may be encountered in obtaining such approvals.

  The company is also regulated by the FDA under the Radiation Control for Health and Safety Act of 1968 which specifically addresses radiation emitting products. Under this law, the company must submit initial reports on any new x-ray systems that require certification. In addition, the company must submit installation reports to the FDA certifying compliance with installation instructions of the manufacturer. Under certain circumstances, the company also is required to submit Product Defect Reports concerning its radiation emitting products to the FDA and, sometimes, to the first purchasers of the products. Product Defect Reports describe any safety related product defects or the failure of a product to conform to an applicable standard of which the company has become aware. Additionally, the company is required to submit Accidental Radiation Occurrence reports to the FDA whenever one of its products accidentally releases radiation that results in an injurious or potentially injurious exposure to any person. However, the company need not file both a Medical Device Report and an Accidental Radiation Occurrence report on the same incident. A failure to comply with these regulations could have a material adverse effect on the company. Furthermore, discovery of unexpected product hazards or failures to meet required standards through the reporting system could also have a material adverse effect on the company.

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

Government Reimbursement--The company's future success is very dependent on the reimbursement policies of various governmental agencies.

  Medicare reimbursement for hospitals represents about 40% of all hospital revenues. Since 1983, Medicare has limited reimbursement to a fixed amount, based on specified categories of diagnosis known as Diagnosis Related Groups. Hospital profit margins have been reduced significantly since the introduction of fixed reimbursement amounts based on Diagnosis Related Groups. Therefore, hospitals have incentive to use less costly treatment methods. If a new technology is considered to be more cost effective, hospitals will frequently make capital expenditures to provide cost savings. Frequently, Medicare reimbursement rates are reduced to reflect the adoption of a new procedure or technique and, as a result, hospitals are generally willing to implement new cost saving technologies before these downward adjustments in rates become effective. The company believes that since minimally invasive surgical techniques are generally less expensive than open or conventional surgery, its stereotactic breast biopsy, electrophysiology and endovascular systems provide hospitals the opportunity to reduce costs and, therefore, in the context of a fixed reimbursement structure, the company may benefit from cost containment programs.

  In 1991, the Health Care Financing Administration published rules to change the method of capital reimbursement for hospitals. The rules changed capital reimbursement from a system based on costs to one based on prospective payment. The rules provide for a ten year transition and permit hospitals with unusually low or high capital reimbursement methods to be reimbursed fairly. The company believes that these capital reimbursement rules impact facilities expansion more heavily than medical equipment purchases.

  Beginning in 1992, Medicare phased in over a five year period a system under which reimbursements to physicians are based on the lower of their actual charges or a fee schedule amount based on a "resource-based relative value scale." This replaced a "charge-based" fee schedule, and generally lowers the reimbursements received by radiologists and cardiologists from the previous method.

  The Federal government also regulates the reimbursement of fees related to certain diagnostic procedures or medical conditions and capital equipment acquisition costs connected with services to Medicare beneficiaries. Other legislation has limited Medicare reimbursement of these fees, which has the effect of limiting the availability of reimbursement for procedures or conditions and, as a result, may inhibit or reduce demand by healthcare providers for the company's products. For example, the Balanced Budget Act of 1997, enacted by Congress in August 1997, reduces capital expenditure payments to hospitals by some two percent for the period October 1, 1997 through September 30, 2002. Additionally, hospitals may continue to face other capital constraints which prevent them from investing in such equipment. In addition, widespread use of procedures utilizing the company's SenoScan digital or breast magnetic resonance imaging mammography systems, which are currently under development, would likely require reimbursement in excess of those currently permitted under Medicare guidelines. As a result, the demand for these systems may be limited.

  While the company cannot predict what effect the polices of government agencies and other third party payers will have on future sales of the company's products, there can be no assurance that such policies would not have a material adverse impact on the business of the company.

Manufacturing

  The company's products are manufactured at its manufacturing facility in Denver, Colorado. Production processes include machining, fabrication, printed circuit board assembly and testing, subassembly, system assembly and final testing. The company has invested in various automated and semi-automated equipment for the fabrication and machining of parts and assemblies incorporated in its products. The company may from time to time further invest in such equipment when cost-justified. The company's quality assurance program includes various quality control measures from inspection of raw materials, purchased parts and assemblies through on-line inspection.

  The company's manufacturing processes are, for the most part, vertically integrated, although some outsourcing is employed to take advantage of economies of scale at outside manufacturing facilities and to alleviate manufacturing bottlenecks. The company purchases materials and components from various suppliers that are either standard products or built to company specifications. Certain components used in existing products, as well as products under development, are frequently purchased from single sources. The company believes that alternative sources for such components may generally be obtained when necessary, although the need to change suppliers or to alternate between suppliers might cause material delays in delivery or significantly increase costs. Moreover, there can be no assurance that the company will be able to timely obtain components from alternate sources and on commercially reasonable terms, if at all, and that the company would not suffer a material adverse effect as a result.

Manufacturing and Operating Risks--The company's success is dependent upon establishing appropriate manufacturing processes, resolving supply issues, obtaining adequate manufacturing resources, and being able to contain manufacturing costs.

  The scope of the product lines offered by the company and the need for product customization require a number of separate manufacturing processes and components and significant management and engineering time and expertise. Additionally, as the company develops new products, it will be required to refine the prototypes of these products and develop new processes to manufacture these products in commercial quantities. The company has encountered and may continue to encounter difficulties involving inventory supply, length of production cycles and shortages of manufacturing personnel. Due to the shifting demand for the company's products and the high fixed costs associated with manufacturing these products, the company may encounter difficulty managing its operating costs. There can be no assurance that the company will be able to reliably or efficiently manufacture its existing or new products at commercially reasonable costs on a timely basis, if at all. Failure to effectively manage the development and manufacture of its products could adversely affect the company.

Product Liability, Market Withdrawal, and Product Recalls--Potential product defects or related performance or safety issues might result in product recalls, loss of market share and significant legal or insurance costs.

  The company's business exposes it to potential product liability claims which are inherent in the manufacture and sale of medical devices and, as such, the company may face substantial liability to patients for damages resulting from the faulty design or manufacture of products. The company has been a defendant from time to time in product liability actions. The company maintains product liability insurance with coverage limits of $5 million per occurrence and per year in the aggregate. There can be no assurance that product liability claims will not exceed coverage limits or that such insurance will continue to be available at commercially reasonable rates, if at all. Consequently, a product liability claim or other claim in excess of insured liabilities or with respect to uninsured liabilities could have a material adverse effect on the company.

  Complex medical devices, such as the company's products, can experience performance problems in the field that require review and possible corrective action by the manufacturer. The company periodically receives reports from users of its products relating to performance difficulties they have encountered. These or future product problems could result in market withdrawals or product recalls, which could have a material adverse affect on the company's business, financial condition and results of operations.

Patents and Intellectual Property--Patents, trademarks, and confidentiality agreements could be ineffective in protecting the company's proprietary information.

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

  The company has numerous U.S. and foreign issued patents and pending patent applications covering various aspects of its products. There can be no assurance, however, that the company's current or future patents will not be challenged, invalidated or circumvented, or that the rights thereunder will provide the company with significant competitive advantages. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States. The company anticipates that any attempt to enforce its patents would be time consuming and costly. In addition, the company could be found to have infringed on patents of others and, as a result, could be required to alter its products or processes or acquire licensing rights. Such rights might not be available on commercially reasonable terms, if at all, requiring the company to cease making and selling any infringing products and pay damages for past infringement.

  The company also relies on trade secrets and proprietary know-how that it seeks to protect, in part, through appropriate confidentiality and proprietary information agreements. These agreements generally provide that all confidential information developed or made known to an individual during the course of his or her relationship with the company is not to be disclosed to third parties, except in specific circumstances. They also generally provide that all inventions conceived by the individual in the course his or her services to the company are the company's exclusive property. There can be no assurance that confidentiality or proprietary information agreements will not be breached, that remedies for any breach would be adequate, or that the company's trade secrets will not otherwise become known to, or independently developed by, competitors.

  The company from time to time has technology license agreements under which it pays nominal royalties in connection with the sale of products using a third party's technology.

  In connection with the June 1995 sale of Series D Convertible Preferred Stock to GE Medical Systems, the company granted contingent access to the technology of, and rights to manufacture, an OEM product. On March 29, 1999, the company announced an agreement to transfer to GE Medical Systems non-exclusive rights to manufacture this OEM product, in exchange for 826,666 or 62% of the 1,333,333 shares of Series D Convertible Preferred Stock currently owned by GE Medical Systems. Completion of the necessary technology transfer is required by mid-April, 1999. See also related discussion at "Item 5-Market for Registrant's Common Equity and Related Stockholder Matters--Risks Associated with Shares Eligible for Future Sale" later in this report. See also "--Strategic Alliances" for a discussion of potential license rights granted to Ethicon Endo-Surgery.

  As described more fully under Item 3 "Legal Proceedings," the company continues to vigorously pursue its claims of patent infringement against Lorad covering certain features of the company's stereotactic breast biopsy system.

  Fischer(R), Fischer Imaging(R), Mammotest(R), EPIC(R), Mammovision(R), and TRAUMEX(R) are registered trademarks of the company, and Mammotest Plus(TM), Mammotest Plus "S"(TM), Mammovision Plus(TM), MammoSound(TM), HFX(TM), HFX Plus(TM), SENOSCAN(TM), Cardiac CX/Pegasus(TM),Target on Scout(TM), EPACE(TM), and EP/Stim(TM), EP/X(TM), and EP/X2(TM) are trademarks of the company.

Employees

  As of December 31, 1998, the company had 408 employees, including 202 in manufacturing, 61 in engineering, 113 in sales, marketing and service and 32 in administration. None of the company's employees are parties to a collective bargaining agreement. The company considers relations with its employees to be satisfactory.

Risk of Dependence on Key Personnel--The departure of Mr. Nields or other key employees could adversely affect the company's future success.

  The company's future performance is partially dependent on the services of Morgan W. Nields, the company's Chairman, Chief Executive Officer and largest common stockholder. The company has no employment agreement with Mr. Nields nor, typically, with other executives. The company carries $5 million of key man life insurance on Mr. Nields. In addition, the continued success of the company will depend heavily on its ability to attract and retain highly qualified engineering, management, manufacturing, marketing and sales personnel. There can be no assurance that the company will be able to continue to attract and retain such people. Failure to hire and retain such personnel could have a material adverse effect on the company.

Other Developments

  During the third quarter of 1997, the company decided to close its Addison, Illinois manufacturing facility and, accordingly, recorded a $2.9 million restructuring provision for the anticipated shortfall between required lease payments and estimated sublease payments during the facility's remaining lease term (running through June 2002), estimated facility closing costs, severance and certain other non-recurring costs associated with this decision. In January 1999, the company fulfilled its remaining obligations for this facility by agreeing to a $1.0 million lease buyout, completing the Addison closure within the original $2.9 million provision.

Medical Advisory Board

  The company maintains a Medical Advisory Board to provide advice to the company with respect to new developments in the medical field. The company seeks the advice of its Medical Advisory Board members for opinions on the relative importance of new techniques in medicine, as well as the impact of new and developing procedures on the company, particularly in the fields of radiology and cardiology. From time to time, members of this board or their institutions may purchase products from the company. Members receive no compensation from the company other than reimbursement of expenses and nominal honoraria. One of the Medical Advisory Board members, David G. Bragg, M.D., is also a director of the company:

          Member                                      Affiliation
          ------                                      -----------
   David G. Bragg, M. D. .............. Professor Emeritus and Former Chairman,
                                        Radiology  University of Utah School of
                                        Medicine
                                         Salt Lake City, Utah
                                        Special Assistant to the Director,
                                         Diagnostic Imaging Program
                                         National Cancer Institute
                                         Bethesda, Maryland
   Joseph P. Galichia, M. D. .......... Galichia Cardiovascular Cardiology
                                        Group P. A.
                                         Wichita, Kansas
   William R. Hendee, Ph. D. .......... Senior Associate Dean for Research
                                         Medical College of Wisconsin
                                         Milwaukee, Wisconsin
   Philip Z. Israel, M. D.............. Member of the staff,
                                         Breast Center,
                                         Marietta, Georgia
   Spencer B. King, M. D. ............. Director of Interventional Cardiology
                                         Emory Hospital
                                         Atlanta, Georgia
   David S. Robinson, M. D............. Associate Professor
                                         St. Luke's Hospital of Kansas City
                                         Kansas City, Missouri
   Wende Logan-Young, M. D............. Breast Clinic of Rochester
                                         Rochester, New York
   William M. Thompson, M. D........... Professor and Chairman of Radiology
                                         University of Minnesota
                                         Minneapolis, Minnesota

ITEM 2. PROPERTIES

  The company maintains leased office and manufacturing facilities in Denver, Colorado. This facility includes approximately 125,000 square feet of office and manufacturing space and are leased from a partnership whose general partners are Morgan W. Nields, the company's Chairman of the Board and Chief Executive Officer, and Kinney L. Johnson, a member of the company's Board of Directors. The Denver facilities include the company's headquarters. The company also leases office space in Denmark, Germany, Australia and China. The company believes its present facilities can accommodate several years of growth.

  In January 1999, the company completed the closure of its Addison manufacturing facility. See also Item 1, "Other Developments".

ITEM 3. LEGAL PROCEEDINGS

  The company is a defendant in various lawsuits incident to the operation of its business. In addition, the company may from time to time be engaged in litigation or other legal proceedings concerning disputes with its OEM customers. Management believes that there are no pending legal proceedings that would have a material adverse effect on the company's consolidated financial position.

  In April 1992, the company filed a patent infringement lawsuit against Lorad, now owned by Trex Medical, in the United States District Court for the District of Colorado. The company owns patent No. 5,078,142, covering certain features of its Mammotest stereotactic breast biopsy system and believes that Lorad has infringed certain claims of its patent with the introduction of its mammographic biopsy system. In April 1998, following receipt of patent No. 5,735,264, the company filed a second patent suit against Trex Medical, also in
U. S. District Court for the District of Colorado. In July 1998, the U.S. District Court granted the company's Motion to Consolidate the two patent infringement suits. The consolidated suit seeks seeks to enjoin Lorad and its agents from the manufacture, use and sale of the allegedly infringing stereotactic breast biopsy system. The company is also seeking treble damages and attorney's fees. Pre-trial discovery and deposition activity is now nearing completion. The company expects a final pre-trial conference to occur in the Summer of 1999, and that a late 1999 trial date may be set at that time.

  The company is party to a lawsuit, as guarantor of work performed by a now-bankrupt dealer in the United Kingdom. Damages and legal fees totaling approximately $1.5 million are being sought for allegedly deficient pre-installation site review and installation work. The trial ended on February 25, 1999. It is expected that a judgement will be rendered by early April 1999. Based on a review of the evidence and testimony presented at trial, Management believes that a loss contingency accrual of $0.5 million is warranted.

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

                                                                     High   Low
                                                                     ----- -----
   1997
   First Quarter.................................................... $7.75 $5.00
   Second Quarter...................................................  7.88  3.25
   Third Quarter....................................................  8.00  5.63
   Fourth Quarter...................................................  6.25  4.81
   1998
   First Quarter.................................................... $5.63 $3.63
   Second Quarter...................................................  5.00  3.31
   Third Quarter....................................................  4.44  2.25
   Fourth Quarter...................................................  3.13  1.91

  As of March 1, 1999, there were about 230 recordholders of the company's Common Stock. The company believes that it has in excess of 1,500 beneficial owners.

  The company has not paid any cash dividends on its Common Stock and intends to retain future earnings to finance the growth of the company's business rather than to pay cash dividends. The company is subject to restrictions on the paying of dividends under terms of its revolving credit agreement and under state law.

Risk of Price Volatility of Common Stock--Significant fluctuations in the company's quarterly operating performance or in stock market performance generally could cause the price of the company's Common Stock to be highly volatile.

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

Risks of Fluctuations in Quarterly Results of Operations--Various factors indentified in this report are likely to continue to cause significant fluctuations in operating results.

  The company has experienced fluctuations in its quarterly operating results and anticipates that such fluctuations will continue and could intensify. Factors giving rise to fluctuations in operating results include, but are not necessarily limited to, those identified in the "Overview" section of Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K. Fluctuations in operating results may result in volatility in the price of the Common Stock. Although the company has taken significant steps to return to profitability, there can be no assurance that profitability will be achieved or, if achieved, that levels of profitability will not vary significantly between quarters.

  Based on the foregoing, the company believes that future revenues, expenses, and operating results are likely to vary significantly from quarter to quarter. As a result, quarter-to-quarter comparisons of operating results are not necessarily meaningful or indicative of future performance. Further, it is likely that, from time to time, the company's future quarterly operating results will be below the expectations of public market analysts or investors. In such event, or in the event that adverse medical device market conditions prevail, or are perceived to prevail, with respect to the company's business or generally, the market price of the company's Common Stock would likely be materially adversely affected.

RISKS ASSOCIATED WITH SHARES ELIGIBLE FOR FUTURE SALE--CONVERSION OF THE CONVERTIBLE PREFERRED STOCK HELD BY G.E. MEDICAL, EXERCISES OF A SIGNIFICANT NUMBER OF STOCK OPTIONS, OR OTHER SUBSTANTIAL SALES OF COMMON STOCK COULD ADVERSELY EFFECT THE MARKET PRICE OF COMMON STOCK.

  Sales of a substantial number of shares of Common Stock, or the perception that such sales could occur, could have a material adverse effect on the market price of the company's Common Stock and could impair its ability to raise capital through the sale of equity securities. As of March 1, 1999 there were approximately 7,029,000 shares of Common Stock outstanding, and there were 829,000 shares reserved for issuance upon exercise of outstanding stock options, 415,000 of which were then exercisable. Additionally, 1,333,333 shares of the company's Series D Convertible Preferred Stock ("Convertible Preferred Stock"), which are convertible at any time into an equivalent number of shares of Common Stock, are outstanding. After the company consummates its agreement with General Electric Company, announced March 29, 1999, to give GE Medical Systems a non-exclusive right to manufacture the Tilt-C system, in exchange for 826,666 or 62% of the 1,333,333 shares of Convertible Preferred Stock currently owned by GE Medical Systems, 506,667 shares of Convertible Preferred Stock would remain outstanding. GE Medical Systems, the holder of the Convertible Preferred Stock, has certain demand registration rights with respect to this stock, as well as certain piggyback registration rights.

  Future sales of shares of Common Stock under Rule 144 of the Securities Act by existing stockholders of Common Stock (through the exercise of registration rights or otherwise) or through the issuance of shares of Common Stock upon the exercise of options or otherwise could have an adverse effect on the price of the Common Stock.

RISKS ASSOCIATED WITH CONTROL BY MANAGEMENT AND CERTAIN STOCKHOLDERS--POLICIES OF THE COMPANY COULD BE SIGNIFICANTLY INFLUENCED BY THE VOTING POWER OF THE COMPANY'S OFFICERS, DIRECTORS, AND SIGNIFICANT SHAREHOLDERS.

  The company's officers and directors beneficially own, in the aggregate, approximately 1,275,000 shares, or 18%, of the company's Common Stock as of March 1, 1999. As a result, the officers and directors are able to exercise significant influence on the election of the company's Board of Directors and thereby direct the policies of the company.

  Additionally, GE Medical Systems owns 1,333,333 shares of the company's Convertible Preferred Stock that is convertible at any time, at the option of the holder, into an equivalent number of shares of Common Stock. Although the Convertible Preferred Stock is non-voting, except as required by law, if GE Medical Systems were to convert the Convertible Preferred Stock into Common Stock, it would own approximately 16% of the company's outstanding stock. GE Medical Systems would therefore be able to significantly influence the policies of the company. In the event the company consummates its agreement with General Electric Company, announced March 29, 1999, the remaining 506,667 shares of Convertible Preferred Stock, if converted, would constitute approximately 6.7% of the company's outstanding stock, potentially reducing the ability of GE Medical Systems to influence the company.

CERTAIN ANTI-TAKEOVER EFFECTS--CERTAIN TERMS OF THE COMPANY'S CHARTER AND OTHER AGREEMENTS, AND THE CONCENTRATION OF SHARE OWNERSHIP, COULD DISCOURAGE PURCHASES OF OR OFFERS TO PURCHASE THE COMPANY, EVEN IF FAVORABLE TO STOCKHOLDERS.

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

  In November 1994, the company's Board of Directors adopted a stockholder rights plan and, pursuant thereto, issued preferred stock purchase rights ("Rights") to the holders of its common stock. The Rights have certain anti-takeover effects. If triggered, the Rights would cause substantial dilution to a person or group of persons (other than certain exempt persons, including Morgan W. Nields, one of the company's founders and its Chairman of the Board and Chief Executive Officer, Kinney L. Johnson, one of the company's founders and a director, and GE Medical Systems) who acquires more than 15% of the Common Stock on terms not approved by the Board of Directors. Additionally, in connection with the company's sale of Convertible Preferred Stock to GE Medical Systems in June 1995, GE Medical Systems has the right to convert the Convertible Preferred Stock for 1,333,333 shares of Common Stock, which would then equal approximately 16% of the company's outstanding Common Stock. In connection with this transaction, GE Medical Systems also received certain contingent rights, including rights to use a manufacturing license for the company's Tilt-C technology, in return for cancellation of the Convertible Preferred Stock upon a change of control of the company or certain other events. Pursuant to an agreement between the company and General Electric Company announced March 29, 1999, GE Medical Systems would acquire non-exclusive Tilt-C manufacturing rights in exchange for 826,666 or 62% of the 1,333,333 shares of Convertible Preferred Stock currently owned by GE Medical Systems. If this agreement is concluded, the remaining 506,667 shares of Convertible Preferred Stock, if converted, would constitute approximately 6.7% of the company's outstanding stock. In any event, the Rights, and the shares of Convertible Preferred Stock owned by GE Medical Systems could discourage or make more difficult a tender offer, acquisition, merger or other similar transaction, even if favorable to the company's stockholders. See Note 12 "Commitments and Contingencies", of Notes to Consolidated Financial Statements for information regarding the company's Retention Bonus Plan.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  The following table contains certain selected consolidated financial data and is qualified by the detailed Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. The consolidated balance sheet data as of December 31, 1998 and 1997 and the consolidated statement of operations data for each of the three years in the period ended December 31, 1998 have been derived from the company's Consolidated Financial Statements, which have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their report included elsewhere herein. The consolidated balance sheet data as of December 31, 1996, 1995 and 1994 and the consolidated statement of operations data for both of the two years in the period ended December 31, 1995 are derived from the company's Consolidated Financial Statements which have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their reports, which statements are not included herein.

                                          YEAR ENDED DECEMBER 31,
                                  --------------------------------------------
                                   1998      1997     1996     1995     1994
                                  -------  --------  -------  -------  -------
                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues........................  $59,804  $ 56,908  $77,508  $76,750  $68,473
Cost of sales...................   36,883    39,252   47,073   46,905   44,526
                                  -------  --------  -------  -------  -------
  Gross profit..................   22,921    17,656   30,435   29,845   23,947
                                  -------  --------  -------  -------  -------
Operating expenses:
  Research and development......    6,394     6,043    6,746    6,690    5,595
  Selling, marketing and serv-
   ice..........................   15,299    16,323   18,776   15,461   15,573
  General and administrative....    5,284     4,988    4,863    4,800    4,697
  Litigation loss...............      500       --       --       --       --
  Restructuring provisions......      --      2,900      --       --     2,419
                                  -------  --------  -------  -------  -------
    Total operating expenses....   27,477    30,254   30,385   26,951   28,284
                                  -------  --------  -------  -------  -------
(Loss) earnings from opera-
 tions..........................   (4,556)  (12,598)      50    2,894   (4,337)
Interest expense................     (357)     (181)    (595)    (678)  (1,247)
Interest income.................       74       271      138       62       15
Other income (expense), net.....       38      (760)    (163)      (1)     (71)
                                  -------  --------  -------  -------  -------
(Loss) earnings before income
 taxes..........................   (4,801)  (13,268)    (570)   2,277   (5,640)
Provision (benefit) for income
 taxes..........................    2,002       --      (209)     --       --
                                  -------  --------  -------  -------  -------
Net (loss) earnings.............  $(6,803) $(13,268) $  (361) $ 2,277  $(5,640)
                                  =======  ========  =======  =======  =======
Net (loss) earnings per common
 share
  Basic.........................  $  (.97) $  (1.91) $  (.06) $   .41  $ (1.02)
                                  =======  ========  =======  =======  =======
  Diluted.......................  $  (.97) $  (1.91) $  (.06) $   .36  $ (1.02)
                                  =======  ========  =======  =======  =======
Shares used to calculate (loss)
 earnings per share
  Basic.........................    6,980     6,949    6,299    5,561    5,526
                                  =======  ========  =======  =======  =======
  Diluted.......................    6,980     6,949    6,299    6,331    5,526
                                  =======  ========  =======  =======  =======
BALANCE SHEET DATA (AT END OF
 PERIOD):
Working capital.................  $19,095  $ 25,179  $36,187  $23,635  $12,057
Total assets....................   50,969    49,144   60,432   55,650   46,889
Total debt......................    7,425       533      432    4,722    9,441
Total stockholders' investment..   28,430    35,185   47,805   33,584   21,643

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Forward-looking Statements and Risks of Investing in the Company

  The following discussion of the results of operations and financial condition should be read in conjunction with the company's Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K. This Form 10-K, including information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, statements that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "expects", "anticipates", "plans", "estimates", and similar words and expressions are intended to identify such statements. These forward-looking statements include statements about:

  . resolutions of deficiencies noted by the FDA,

  . the adequacy of financial resources,

  . future operating results including revenues and expenses,

  . sales under the company's strategic alliances, OEM agreements and otherwise, including marketing arrangements for Mammotest and other products,

  . the status of SenoScan and other new products in development,

  . the size and growth of the company's markets,

  . the effectiveness of efforts to transfer production activities from the company's Addison, Illinois manufacturing facility,

  . the success of efforts to reduce manufacturing and other costs,

  . manufacturing capacity and capabilities,

  . submissions to the FDA and receipt of FDA approvals and clearances,

  . the company's assessment of costs of modifications required to become
    Year 2000 compliant,

  . availability of raw materials and components, and

  . other matters.

These forward-looking statements involve risks and uncertainties. The actual results that the company achieves may differ materially from those discussed in such forward-looking statements due to the risks and uncertainties described in the risks of investing in the company set forth (i) in the Business section of this Form 10-K under the headings:

  "Risks Associated with OEM Agreements," "Sales and Marketing," "International Operations," "Strategic Alliances", "Risks of Technological Change and New Products," "Risks of New Product Development and Market Acceptance," "Competition," "Government Regulation," "Government Reimbursement," "Manufacturing and Operating Risks," "Product Liability, Market Withdrawal, and Product Recalls," "Patents and Intellectual Property," "Risk of Dependence on Key Personnel," in the Market for Registrant's Common Equity and Related Stockholder Matters under the headings "Risk of Price Volatility of Common Stock," "Risks of Fluctuations in Quarterly Results of Operations," "Risks of Fluctuations in Quarterly Results of Operations," "Risks Associated with Shares Eligible for Future Sale," "Risks Associated with Control by Management and Certain Stockholders," and "Certain Anti-Takeover Effects,"

(ii) in the Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") section under the "Overview," "Year 2000 Update," "Quantitative and Qualitative Disclosures About Market Risk," "FDA Regulation," and "Recent Developments" headings, (iii) elsewhere in the Business, MD&A, and other sections of this Form 10-K, and (iv) in the company's Quarterly Reports on Form 10-Q.

Overview

 Risk of Continued Losses

  The company designs, manufactures and markets specialty and general purpose medical imaging systems for the diagnosis and treatment of disease. The company's newer products are directed towards medical specialties, such as diagnosing and treating breast cancer, heart disease and vascular disease, in which image-guided, minimally invasive therapies are replacing open surgical procedures. The company also designs and manufactures specialty x-ray imaging components and subsystems for several leading medical product companies and sells general radiology systems for use in hospitals, clinics and physicians' offices.

  The company has experienced significant losses in four of the five years ended December 31, 1998. Although the company was profitable in 1995 and for the first nine months of 1996, significant losses have been incurred since that time. Significant factors giving rise to recent losses include excessive manufacturing capacity and related costs to manufacture, intense competition for certain of the company's products, declining margins and demand for OEM products, and a general slowdown in capital expenditures by hospitals. The company cannot predict when it will return to profitability, although it has taken significant steps to reduce costs and improve sales. These include:

  . entering into a distribution partnership, in October 1997, with Ethicon
    Endo-Surgery for the marketing and sale of Mammotest breast biopsy systems,

  . entering into a strategic alliance with Direct Radigraphy Corp., a subsidiary of Sterling Diagnostics, Inc. (See the "Strategic Alliances" heading of the Business Section of this Form 10-K),

  . closure of the company's Addison, Illinois manufacturing facility, and

  . other actions to reduce operating expenses and manufacturing costs.

  Improvement in the company's results of operations will depend on many factors, including:

  . demand for the company's products,

  . the availability of adequate financial resources,

  . the company's ability to maintain or increase gross margins,

  . the effectiveness of efforts to control manufacturing and other costs,

  . effective negotiation and implementation of distribution arrangements for Mammotest and other products,

  . effective implementation of marketing and sales strategies in the United
    States and internationally,

  . maintenance or renewal of orders under OEM agreements with favorable terms, and

  . the development and introduction of new products that compete successfully.

  The company believes that improved factory utilization is a key factor in returning to acceptable levels of profitability. Therefore, the company decided in the third quarter of 1997 to close its Addison, Illinois manufacturing facility and outsource or transfer Addison production. In January 1999, the company fulfilled its remaining obligations for this facility by agreeing to a $1.0 million lease buyout, completing the Addison closure within the original $2.9 million provision.

  The company expects continued significant quarterly and annual fluctuations in revenues, operating results and net income, depending on such factors as:

  . delays in development projects,

  . the timing of orders for large system products and products produced under OEM contracts, and related manufacturing and shipment scheduling,

  . new product introductions or marketing initiatives by the company or its competitors,

  . the effects of managed healthcare on capital expenditures and reimbursement,

  . increases in marketing, research, and other costs in relation to sales,

  . regulatory clearance of new products,

  . the effect of general economic conditions of the company's markets, and

  . the effects of seasonal patterns and other timing issues with respect to customer purchasing decisions.

  Because the timing of the occurrence of such factors is difficult to anticipate and many of the company's costs are fixed, the company may not be able to sufficiently reduce its costs in periods when its revenues are less than anticipated and may suffer unexpected losses or lower income in these periods.

  In recent years, the company has attempted to expand its international sales and marketing efforts, which have resulted in losses from its international operations. The company can expect to continue to incur losses until international revenues reach sufficient levels. Additionally, the company's exposure to foreign currency and other international business risk may increase as its international business grows. The company attempts to minimize these risks by: (i) generally requiring payments in U.S. dollars, (ii) using letters of credit, and (iii) requiring advance deposits and through other means. There can be no assurance, however, international sales efforts will be successful or that associated risks can be minimized. International revenues declined substantially in 1998 and 1997.

  Sales of the company's Mammotest breast biopsy systems were lower in 1997 as compared to 1996, but increased in 1998. Beginning in the second half of 1996, the company faced aggressive and successful competition within the surgical stereotactic core needle breast biopsy market from U. S. Surgical. The company's October 1997 marketing partnership with Ethicon Endo-Surgery was intended to more adequately address this market. In December 1998, following its acquisition by Tyco Corporation, U. S. Surgical terminated its OEM agreement with Trex. While long-term competitive conditions may become more favorable to the company, it is uncertain whether the near-term impact on Mammotest sales will be favorable or unfavorable.

  In late 1997, the company entered into an alliance with Direct Radiographic Corp., a subsidiary of Sterling Diagnostic Imaging, Inc., under which the company will develop specific digital radiographic systems, utilizing Sterling's DirectRay(TM) digital image detector technology. Six prototypes for the first product, a dedicated digital chest system, have been installed with encouraging results. In January 1999, the Agfa-Gevaert Group announced the acquisition of Direct Radiography's parent company. The Direct Radiography is not included in this acquisition. In order to continue product and market development, Direct Radiography must obtain alternative financial sponsorship. There can be no assurance given, at this time, that such sponsorship can be obtained.

Year 2000 Update

 General

  The company uses software and related technologies in its products and in product development and manufacturing that may be impacted by the Year 2000. The Year 2000 issue exists because many computer systems and applications use two-digit date fields to designate a year. As a result, date-sensitive systems may recognize the Year 2000 as 1900, or not at all. This inability to properly treat the Year 2000 could cause systems to process critical financial and operational information incorrectly.

 Year 2000 Project

  The company is in the process of evaluating its products, computer hardware, and operating software, and third party suppliers for possible Year 2000 problems. This project is organized as follows:

                                                                          Anticipated   Anticipated
                                                                           Completion  Out-of-Pocket
            Area                                Task/Status                   Date          Cost
            ----                                -----------               ------------ --------------
I. Products:
 Current versions................  Initial review                           Complete         *
                                   Documentation                            Complete         *
 Earlier versions................  Develop evaluation/testing program       Complete         *
                                   Perform testing                          Complete         *
                                   Documentation                            Complete         *
                                   Develop remedial program, if necessary 2nd qtr 1999       *

II. Primary business software:
                                   Upgrade to Year 2000 compliant
                                    version                                 Complete   Under $25,000
                                   Perform testing                          Complete         *
                                   Provide user training                    Complete         *
                                   Update customized reporting/features     Complete         *

III. Other software applications:
 Major payroll and engineering
  applications...................  Obtain certification of Year 2000
                                    compliance                              Complete
 Other applications..............  Evaluate and/or obtain certifications  3rd qtr 1999       *

IV. Hardware:
 Networks........................  Confirm Year 2000 compliance             Complete         *
 Personal computers..............  Confirm Year 2000 compliance             Complete         *
                                   Replace or upgrade as necessary        2nd qtr 1999 Under $100,000

V. Third party suppliers:
                                   Establish evaluation criteria            Complete         *
                                   Survey suppliers                       2nd qtr 1999       *
                                   Re-source as necessary                 3rd qtr 1999       *

--------
*No significant out-of-pockets incurred or expected to be incurred.

  At this time, the company has not formulated contingency plans in the event that systems are not Year 2000 compliant. The need to develop such plans will be assessed following the completion of testing of its primary business software and upon receipt of information from critical third party suppliers regarding their Year 2000 compliance.

 Costs

  The cost to be incurred in conjunction with the Year 2000 project is expected to be less than $200,000, for anticipated upgrades to existing desk-top personal computers and for the assistance of outside consultants in upgrading the company's primary business system. This amount is not considered material to the company's financial position. Unanticipated problems could cause this amount to be exceeded, however, and no assurance can be given that, under such circumstances, the amount would not be material.

  It is anticipated that most Year 2000 Project activities will be performed with internal resources. Consequently, Year 2000 activities can be anticipated to continue to delay other projects, particularly in the area of new information systems development. Such delays are not, however, expected to materially impact the company's results of operations.

 Risks

  The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, normal business activities or operations. There is inherent uncertainty regarding the Year 2000 problem, in part resulting from the uncertainty of the Year 2000 readiness of third-party suppliers and customers. Therefore, the company is unable to predict with certainty whether the consequences of Year 2000 failures will have a material impact on the company's results of operations, liquidity or financial condition. The Year 2000 Project is expected to significantly reduce the company's level of uncertainty about the Year 2000 problem, in particular, with respect to the Year 2000 compliance and readiness of its third-party suppliers. The company believes that the possibility of significant interruptions of normal operations should be significantly reduced by the implementation of upgraded business systems and the completion of the Year 2000 project as scheduled.

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

  The company is nearing completion of its evaluation of earlier versions of current products and may conclude that problems less easily addressed do exist. If such problems are identified, disruption of customers' operations could conceivably occur, potentially resulting in legal actions being taken against the company, even though Year 2000 problems are not expressly covered by product warranties.

  Readers are cautioned that forward-looking statements contained in the Year 2000 Update should be read in conjunction with the company's cautionary statement regarding forward-looking statements elsewhere in this Form 10-K, which is provided under the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the company due to adverse changes in financial and commodity market prices and rates. The company is exposed to market risk in the areas of changes in United States interest rates and changes in foreign currency exchange rates as measured against the United States dollar. These exposures are directly related to its normal operating and funding activities. Historically and as of December 31, 1998, the company has not used derivative instruments or engaged in hedging activities.

 Interest Rate Risk

  The interest payable on the company's revolving line of credit is variable based on the prime rate and, is therefore, affected by changes in market interest rates. At December 31, 1998, approximately $6.6 million was outstanding with an interest rate of 9.25% (prime plus 1%). The line of credit is cancelable upon 30 days notice by the lender and, should such cancellation occur, or the company's liquidity needs exceed amounts available under this line of credit, the interest rate applicable to replacement credit facilities might be significantly higher. For example, if the interest rate on the company's line of credit had been twice the rates in effect for its year ended December 31, 1998, the company would have incurred additional interest expense of approximately $350,000 for the year, with an associated $.05 increase in the per share loss for that year. The company attempts to manage its interest rate risk by monitoring interest rates which are available under other types of lending instruments and through other lenders but, at present, does not qualify for lending instruments which would not be more expensive that its current month-to-month lending arrangement. Therefore, the company's exposure to changes in interest rates will be significant until such time as its operating results permit it greater access to other lenders and lending instruments on terms equivalent or superior to those available under its current lending agreement.

 Foreign Currency Risk

  The company has a wholly-owned subsidiary in Australia and a 90% owned subsidiary in Denmark which, in turn, owns subsidiaries in Germany and France. Local assets and liabilities, principally intercompany debt to the parent company, are recorded in local currencies, thereby creating exposures to changes in exchange rates. These changes may positively or negatively affect the company's operating results. As disclosed at Note 10 to Notes to Consolidated Financial Statements, revenues in foreign currency through all foreign subsidiaries constituted approximately 2% of 1998 total revenues for the company. The company therefore does not believe that foreseeable near-term changes in exchange rates will have in a material effect on future earnings, fair values or cash flows of the company and has chosen not to enter into foreign currency hedging instruments. There can be no assurance that such an approach will prove to have been successful, especially in the event of a significant and sudden decline in the value of any of the applicable local currencies.

FDA REGULATION

  The company is subject to periodic inspections by the Food and Drug Administration, whose primary purpose is to audit the company's compliance with Good Manufacturing Practices, which include testing, quality control and documentation procedures. In March 1995, the company's Denver facility received a Warning Letter from the FDA concerning documentation and other deficiencies. The company rectified these deficiencies and resolved the matter with the FDA later that year. Following an inspection concluded in December 1996, the FDA issued Inspectional Observations Form 483 and a Warning Letter regarding manufacturing practices at its Denver facility. The FDA requested a written response to the Warning Letter regarding planned corrective actions and a favorable third-party certification of the company's manufacturing and quality systems. These actions were completed. In October 1998, following a periodic inspection, the FDA issued a Form 483 regarding possible deficiencies in manufacturing, quality, and documentation practices. The company has submitted its response to the Form 483 and is instituting corrective actions. The recent issuance of another Form 483 increases the possibility that one or more of the sanctions described below could be imposed.

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

RESULTS OF OPERATIONS

  The following table sets forth the percentage relationship to revenues represented by certain data included in the company's statements of operations for the years ended December 31:

                                   1998    1997    1996
                                   -----   -----   -----
     Revenues....................  100.0 % 100.0 % 100.0 %
     Cost of sales...............   61.7    69.0    60.7
                                   -----   -----   -----
       Gross profit..............   38.3    31.0    39.3
                                   -----   -----   -----
     Operating expenses:
       Research and development..   10.7    10.6     8.7
       Selling, marketing and
        service..................   25.6    28.7    24.2
       General and administra-
        tive.....................    8.8     8.8     6.3
       Litigation loss...........    0.8     --      --
       Restructuring provision...    --      5.1     --
                                   -----   -----   -----
         Total operating ex-
          penses.................   45.9    53.2    39.2
                                   -----   -----   -----
     (Loss) earnings from opera-
      tions......................   (7.6)  (22.2)    0.1
     Interest expense............   (0.6)   (0.3)   (0.8)
     Interest income.............    0.1     0.5     0.2
     Other income, net...........    0.1    (1.3)   (0.2)
                                   -----   -----   -----
     Loss before income taxes....   (8.0)  (23.3)   (0.7)
     Provision (benefit) for in-
      come taxes.................    3.3     0.0    (0.2)
                                   -----   -----   -----
     Net loss....................  (11.3)% (23.3)%  (0.5)%
                                   =====   =====   =====

1998 COMPARED TO 1997

  Revenues. Revenues increased from $56.9 million in 1997 to $59.8 million in 1998. The revenue increase was due to a 40% increase in shipments of Mammotest and other mammography products and a significant increase in service revenues, offset by declines in shipments of OEM and general radiology products. The increase in mammography product sales was, in significant part, due to the favorable effects of the company's marketing partnership with Ethicon Endo-Surgery. See "--Overview." The decline in general radiology shipments was due to shipment delays caused by the transfer of production of general radiology products from the company's Addison, Illinois manufacturing facility, which is now closed. The decline in OEM shipments is, in part, due to the company's decision to de-emphasize low margin OEM business.

  Gross Profit. Gross profit as a percentage of total revenues increased from 31.0% in 1997 to 38.3% in 1998. This increase was due to the favorable effects of reducing fixed factory capacity costs, through the closure of the company's Addison manufacturing facility, and to the shift in product mix to relatively higher margin mammography and service business, from relatively lower margin OEM product sales.

  Research and Development Expenses. Research and development expenses were $6.4 million, or 10.7% of total revenues, in 1998, as compared to $6.0 million, or 10.6% of total revenues, in 1997. The modest increase in research and development expenses is primarily attributable to costs associated with developing a digital general radiography system in conjunction with Sterling. As a percentage of total revenues, research and development expenses are essentially unchanged. The company is maintaining its commitment to research and development as the key to its long-term success, with the development of digital imaging products for mammography and general radiography a key focus of the company's research and development activities.

  Selling, Marketing and Service Expenses. Selling, marketing and service expenses decreased to $15.3 million in 1998 as compared to $16.3 million in 1997. As a percentage of total revenues, selling, marketing and service expenses decreased from 28.7% in 1997 to 25.6% in 1998. The decrease in selling, marketing, and service expenses and the decrease as a percentage of total revenues are primarily due to planned reductions in marketing expenditures, as strategic marketing partners have assumed part of the cost of product marketing.

  General and Administrative Expenses. General and administrative expenses increased to $5.3 million in 1998 from $5.0 million in 1997. General and administrative expenses equaled 8.8% of total revenues in both 1998 and 1997. The increase in general and administrative expenses was due to higher legal expenses in 1998 as compared to 1997, partly offset by cost savings associated with continued efforts to reduce operating expenses. The increase in legal expenses is primarily due to preparations for the company's patent infringement lawsuit against Lorad, which is expected to commence during 1999. (See Item 3, Legal Proceedings.)

  Litigation Loss. The litigation loss of $0.5 million, or 0.8% of total revenue, is the result of the company's guarantee of work performed by a now-bankrupt dealer in the United Kingdom. (See Item 3, Legal Proceedings.)

  Interest Expense. Interest expense increased to $0.4 million in 1998 from $0.2 million in 1997. The increase in interest expense is primarily due to an increase in borrowings under the company's line of credit beginning in mid-1998. These borrowings were primarily used to fund increases in working capital. See "Liquidity and Capital Resources."

  Net Loss. The net loss declined from $13.3 million in 1997 to $6.8 million in 1998. The decrease is primarily attributable to an increase in sales of mammography product shipments and an increase in service revenues, both of which are relatively high margin, and the favorable effects of the Addison factory closure on manufacturing costs, partially offset by the $2.0 million write off of deferred tax assets.

1997 COMPARED TO 1996

  Revenues. Revenues decreased from $77.5 million in 1996 to $56.9 million in 1997. The revenue decrease was principally due to a decline in shipments of OEM products, as well as declines in sales of general radiology, mammography, and electrophysiology products. The decline in mammography product sales was in part due to aggressive and successful competition within the surgical stereotactic core needle biopsy market from U.S. Surgical Corporation. In an effort to more adequately address this market, the company entered into a marketing partnership with Ethicon Endo-Surgery. See "--Overview."

  Gross Profit. Gross profit as a percentage of total revenues decreased from 39.3% in 1996 to 31.0% in 1997. This decrease was primarily due to the unfavorable effects of reduced factory utilization and to significant one-time manufacturing costs associated with the company's decision to close its Addison, Illinois manufacturing facility. The company believes that such one-time manufacturing costs were as much as $2.0 million in the fourth quarter of 1997, including about $1.2 million of non-cash inventory adjustments and $0.8 million of plant rearrangement, labor inefficiencies, and other out-of-pocket cash expenses. Such costs do not include those included in the $2.9 million restructuring charge recorded in 1997, principally for lease obligations and employee severance costs.

  Research and Development Expenses. Research and development expenses were $6.0 million, or 10.6% of total revenues, in 1997, as compared to $6.7 million, or 8.7% of total revenues, in 1996. The reduction in research and development expenses was primarily attributable to efforts to narrow the focus of engineering efforts and eliminate marginal engineering efforts, as well as efficiencies caused by the transfer of engineering activities from the company's Addison, Illinois manufacturing facility. The increase in research and development expenses as a percentage of total revenues was due to lower revenues in 1997. The company is maintaining its commitment to research and development as the key to its long-term success, with the development of digital imaging products for mammography continuing to be a key focus of the company's research and development activities.

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

  Net Loss. The net loss increased from $0.4 million in 1996 to $13.3 million in 1997. The increased loss was primarily due to the unfavorable effects of the company's decision to close its Addison, Illinois manufacturing facility, which included a $2.9 million restructuring charge, an estimated $1.2 million of non-cash inventory write-offs, and about $0.8 million of plant re-arrangement and other out-of-pocket costs, as well as the effects of a significant decline in revenues, primarily due to a decline in shipments of OEM and mammography products.

INCOME TAXES

  The company's effective tax rate was 42% and 0% in 1998 and 1997, respectively. The 1998 and 1997 rates reflect increases of $3.4 million and $4.4 million, respectively, in the valuation allowance against net deferred tax assets. These increases are due mainly to uncertainty relating to the realizability of net deferred tax assets due to the company's recent history of net operating losses. At December 31, 1998, the company had valuation allowances of approximately $8.8 million, reducing deferred tax assets to $0. The realizability of net deferred tax assets is dependent on the company's ability to generate future taxable income, and the company's estimate of realizable deferred tax assets may change in the near future.

  No income tax provisions have been recognized for foreign tax jurisdictions and no income tax benefits have been recognized for subsidiary losses outside the domestic consolidated return because they are not expected to reverse in the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

  During 1998, the company utilized $7.5 million of cash flow in operations and $1.4 million in investing activities, while generating $6.4 million from financing activities, resulting in a $2.5 million decrease in cash. The cash flow utilized in operations was primarily due to an increase in working capital, offset by a modest favorable cash impact of the company's 1998 net loss before non-cash expenses. The increase in working capital consisted primarily of a $6.6 million increase in inventories, a $2.6 million increase in trade accounts receivable, and $1.1 million of payments for restructuring costs. The unfavorable effects on cash from changes in working capital were partially offset by a $1.5 million increase in customer deposits and $1.0 million of increases in accounts payable and other current liabilities, resulting in a $7.8 million net unfavorable impact from changes in working capital. This change was partially offset by the $0.3 million net favorable impact of $7.1 million of non-cash charges (including depreciation, amortization, the litigation loss contingency, non-cash inventory adjustments, and the write-off of deferred income tax assets) included in the $6.8 million net loss. Cash utilized in investing activities decreased from $1.7 million in 1997 to $1.4 million in 1998, due in part to an increase in capital expenditures financed through capital lease arrangements. Cash generated from financing activities during 1998 primarily reflected $6.6 million in borrowings under the company's revolving line of credit agreement, made to finance operating losses.

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

  During 1996, the company utilized $4.7 million of cash flow in operations and $2.4 million in investing activities, while generating $9.4 million from financing activities, resulting in a $2.3 million increase in cash. The utilization of cash flow in operations was primarily due to an increase in working capital. The increase in working capital consisted of a $3.3 million investment in inventories and a $4.3 million reduction in accounts payable. These working capital increases, which reduced cash flow, were partially offset by $1.0 million of net collections of trade accounts receivable and by net earnings before depreciation, amortization, and non-cash inventory adjustments of $2.5 million. Cash utilized in investing activities of $2.3 million in 1996 was somewhat higher than in other recent years due to a reduction in capital expenditures financed through capital lease arrangements and capital investments related to the development of full field digital mammography. Cash generated from financing activities during 1996 reflected the company's June 1996 sale of 1,200,000 shares of common stock for $13.1 million, net of related expenses, and the proceeds of other stock sales, offset by debt reductions, including repayments under the company's line of credit, totaling $4.3 million.

  On December 31, 1998, the company had $0.9 million in cash and cash equivalents and working capital of $19.1 million. The company has a $15.0 million revolving line of credit arrangement, subject to borrowing base restrictions. Due to the effects of these restrictions, which are based upon eligible receivables and inventory, only $11.1 million of the line was available as of December 31, 1998, of which $4.5 million was unused. The agreement is secured by the company's accounts receivable, inventories, and fixed assets and may be called by the lender upon 30 days notice. The agreement is renewable monthly and such renewals are subject to a fee of $5,000 per month. The borrowings under the agreement are subject to interest at one percent over the bank's prime rate of interest, or 9.25% at December 31, 1998. See Note 5 to the Consolidated Financial Statements.

  The company has experienced significant losses in four of the five years ended December 31, 1998 and has also had negative cash flows from operations in three of those five years, resulting in the depletion of substantially all of the company's cash. Further, subsequent to the end of 1998, the company approached its maximum borrowing capacity, in part due to the lease buyout relating to its Addison, Illinois manufacturing facility (See Note 6 to the Consolidated Financial Statements), and may be similarly constrained later in 1999. As more fully described in Note 5, the company's principal lender may withdraw the revolving credit facility at any time upon giving the company thirty days notice. Any such withdrawal, or any occurrence of the company's liquidity needs exceeding its available borrowing capacity, would have a material adverse impact on the company's operations.

  The company has taken action to reduce the level of operating losses and the fixed cash needs of the business, most notably the closure of the Addison facility. Management believes the benefits of the Addison closure and consolidation of operations in the Denver facility will be seen in 1999. If the company were to need additional funds for operations, or if the current lender were to call the credit facility, Management believes it could obtain financing at or above current levels from multiple lending sources, by securitizing accounts receivable, inventories, and other tangible assets.

  The company has no present plans for capital expenditures in 1999 materially different from recent years.

RECENT DEVELOPMENTS

  On March 29, 1999, the company announced an agreement with General Electric Company, on behalf of GE Medical Systems, under which 826,666 or 62% of the 1,333,333 shares of Convertible Preferred Stock currently owned by GE Medical Systems will be exchanged for a non-exclusive right to manufacture the Tilt-C system. Completion of the necessary technology transfer is required by mid-April, 1999. The company expects to continue its manufacturing activity for GE Medical Systems through at least December 1999, the original expiration date of the OEM contract. See also related discussion at "Item 5-Market for Registrant's Common Equity and Related Stockholder Matters--Risks Associated with Shares Eligible for Future Sale" earlier in this report.

  The transaction will result in revenue to the company of approximately $6 million, before related expenses. Because the sale is being paid for by CE Medical Systems in shares of Convertible Preferred Stock, there will be no cash effect on the company. However, as a result of the attendant reduction in the number of outstanding shares of Convertible Preferred Stock, the diluted book value of the company is expected to increase by approximately $.35 per share, or 10% overall following the transaction.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this Item is incorporated by reference to the company's 1999 Proxy Statement to be filed on or prior to April 30, 1999.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this Item is incorporated by reference to the company's 1999 Proxy Statement to be filed on or prior to April 30, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item is incorporated by reference to the company's 1999 Proxy Statement to be filed on or prior to April 30, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item is incorporated by reference to the company's 1999 Proxy Statement to be filed on or prior to April 30, 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) Documents filed as part of this report:

    1. Financial Statements.

      See page F-0 of this Form 10-K.

    2. Financial Statement Schedules.

      See page F-0 of this Form 10-K.

    3. Exhibits.

      The following are filed as part of this report:

 EXHIBIT
 NUMBER                          DESCRIPTION OF EXHIBIT
 -------                         ----------------------
   3.1   Certificate of Incorporation of the Company(1)

   3.2   Bylaws of the Company(1)

   4.1 Amended and Restated Rights Agreement, dated as of November 3, 1994, between the company and American Securities Transfer, Inc. which includes the Certificate of Designation for the Series C Junior
          Participating Preferred Stock as Exhibit A and the form of Right
          Certificate as Exhibit B(4)

   4.2   Certificate of Designation for the Series D Convertible Preferred
          Stock(4)

  10.1   Agreement, dated October 5, 1990, between the company and Dornier
          Medizintechnik GmbH(1)

  10.2   Purchase Agreement, dated August 29, 1994, between the company and
          General Electric Company on behalf of GE Medical Systems(4)

  10.3   Nonemployee Director Stock Option Plan, as amended(5)

  10.4   Stock Option Plan(1)

  10.5   Retention Bonus Plan(3)

  10.6   Lease Agreement, dated July 31, 1992, between the company and JN
          Properties(2)

  10.7 Stock Purchase Agreement, dated as of June 20, 1995, between the company and General Electric Company, acting through its GE Medical
          Systems Division ("GEMS")(4)

  10.8 Registration Rights Agreement, dated as of June 20, 1995, between the company and GEMS(4)

  10.9 Manufacturing and License Agreement, dated as of June 20, 1995, between the company and GEMS(4)

  10.10 Amendment, dated as of June 20, 1995, to Purchase Agreement, dated as of August 29, 1994, between the company and GEMS(4)

  10.11  Agreement dated October 10, 1997, between the company and Ethicon
          Endo-Surgery, Inc. with Addendum dated January 28, 1998.(5)

  21     List of Subsidiaries(6)

  23     Consent of Arthur Andersen LLP(6)

  27     Financial Data Schedule(6)

--------
(1) Incorporated by reference to the company's Registration Statement on Form S-1, File No. 33-41537, as filed with the Securities and Exchange Commission (the "Commission") on July 3, 1991.

(2) Incorporated by reference to the company's Form 10-K for the year ended December 31, 1992, as filed with the Commission.

(3) Incorporated by reference to the company's Form 10-K for the year ended December 31, 1994, as filed with the Commission on April 14, 1995.

(4) Incorporated by reference to the company's Form 8-K, as filed with the Commission on July 3, 1995.

(5) Incorporated by reference to the company's Form 10-K for the year ended December 31, 1997, as filed with the Commission on March 31, 1998.

(6)  Filed herewith.

  (b) Reports on Form 8-K

  None

  (c) Exhibits

  See Item 14(a)(3) of this Form 10-K.

  (d) Financial Statement Schedules

  See F-1 of this Form 10-K.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FISCHER IMAGING CORPORATION

                                                  /s/ Morgan W. Nields
Date: March 29, 1999                      By: _________________________________
                                                      Morgan W. Nields
                                                Chairman of the Board, Chief
                                              Executive Officer, and Director

  Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

             Signature                           Title                  Date
             ---------                           -----                  ----

      /s/ Morgan W. Nields           Chairman of the Board, Chief  March 29, 1999
____________________________________  Executive Officer,
          Morgan W. Nields            Principal Executive Officer

       /s/ William C. Fee            Vice President, Finance,      March 29, 1999
____________________________________  Principal Accounting and
           William C. Fee             Financial Officer

    /s/ David G. Bragg, M.D.         Director                      March 29, 1999
____________________________________
        David G. Bragg, M.D.

      /s/ Thomas J. Cable            Director                      March 29, 1999
____________________________________
          Thomas J. Cable

      /s/ R. John Fletcher           Director                      March 29, 1999
____________________________________
          R. John Fletcher

     /s/ Kinney L. Johnson           Director                      March 29, 1999
____________________________________
         Kinney L. Johnson

      /s/ Kathryn A. Paul            Director                      March 29, 1999
____________________________________
          Kathryn A. Paul

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          FISCHER IMAGING CORPORATION

                       CONSOLIDATED FINANCIAL STATEMENTS

                                     INDEX

                                                                           Page
                                                                           ----
Report of Independent Public Accountants.................................. F-2
Financial Statements:
  Consolidated Balance Sheets--December 31, 1998 and 1997................. F-3
  Consolidated Statements of Operations--For the Years Ended December 31,
   1998, 1997 and 1996.................................................... F-4
  Consolidated Statements of Stockholders' Investment--For the Years Ended
   December 31, 1998, 1997 and 1996....................................... F-5
  Consolidated Statements of Cash Flows--For the Years Ended December 31,
   1998, 1997 and 1996.................................................... F-6
  Notes to Consolidated Financial Statements.............................. F-7

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Fischer Imaging Corporation:

  We have audited the accompanying consolidated balance sheets of FISCHER IMAGING CORPORATION (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' investment and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fischer Imaging Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

  /s/ Arthur Andersen LLP

Denver, Colorado,
March 16, 1999.

                          FISCHER IMAGING CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

                                                              DECEMBER 31,
                                                            ------------------
                                                              1998      1997
                                                            --------  --------
                          ASSETS
                          ------
CURRENT ASSETS
  Cash and cash equivalents................................ $    929  $  3,439
  Trade accounts receivable, net of allowance for doubtful
   accounts of approximately $726 and $778 at December 31,
   1998 and 1997, respectively.............................   16,797    14,132
  Inventories, net.........................................   22,023    17,373
  Deferred income taxes....................................      --      1,334
  Prepaid expenses and other current assets................    1,098     1,169
                                                            --------  --------
    Total current assets...................................   40,847    37,447
                                                            --------  --------
PROPERTY AND EQUIPMENT (at cost)
  Manufacturing equipment..................................    9,467     9,521
  Office equipment and leasehold improvements..............    5,936     5,563
                                                            --------  --------
                                                              15,403    15,084
  Less--Accumulated depreciation...........................    9,994     9,417
                                                            --------  --------
    Property and equipment, net............................    5,409     5,667
                                                            --------  --------
INTANGIBLE ASSETS, net (Note 3)............................    2,957     3,615
DEFERRED INCOME TAXES......................................      --        668
DEFERRED COSTS AND OTHER ASSETS............................    1,756     1,747
                                                            --------  --------
    Total assets........................................... $ 50,969  $ 49,144
                                                            ========  ========
         LIABILITIES AND STOCKHOLDERS' INVESTMENT
         ----------------------------------------
CURRENT LIABILITIES
  Notes payable and current maturities of long-term debt
   (Note 5)................................................ $  6,838  $    224
  Trade accounts payable...................................    5,204     4,876
  Accrued salaries and wages...............................    2,225     2,027
  Customer deposits........................................    2,599     1,136
  Accrued warranty and installation costs..................    1,124     1,090
  Accrued restructuring costs (Note 6).....................    1,015     1,180
  Deferred service revenue.................................    1,132       771
  Other current liabilities................................    1,615       964
                                                            --------  --------
    Total current liabilities..............................   21,752    12,268
LONG-TERM DEBT (Note 5)....................................      587       309
ACCRUED RESTRUCTURING COSTS, LONG-TERM (Note 6)............      --        900
OTHER NONCURRENT LIABILITIES...............................      200       482
                                                            --------  --------
    Total liabilities......................................   22,539    13,959
                                                            --------  --------
COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' INVESTMENT
  Common Stock, $.01 par value, 25,000,000 shares
   authorized, 6,980,150 and 6,948,648 shares issued and
   outstanding at December 31, 1998 and 1997,
   respectively............................................       70        69
  Preferred Stock, 5,000,000 shares authorized:
   Series C Junior Participating Preferred Stock, $.01 par
    value, 500,000 shares authorized, no shares issued and
    outstanding............................................      --        --
   Series D Convertible Preferred Stock, $.01 par value,
    1,333,333 shares authorized, issued and outstanding at
    December 31, 1998 and 1997; liquidation preference of
    $10,000,000 (Note 7)...................................       13        13
  Additional paid-in capital...............................   49,366    49,235
  Accumulated deficit......................................  (21,459)  (14,656)
  Accumulated other comprehensive income...................      440       524
                                                            --------  --------
    Total stockholders' investment.........................   28,430    35,185
                                                            --------  --------
    Total liabilities and stockholders' investment......... $ 50,969  $ 49,144
                                                            ========  ========

      The accompanying notes are an integral part of these balance sheets.

                          FISCHER IMAGING CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands except per share data)

                                                      For the Years Ended
                                                          December 31,
                                                    --------------------------
                                                     1998      1997     1996
                                                    -------  --------  -------
REVENUES........................................... $59,804  $ 56,908  $77,508
COST OF SALES......................................  36,883    39,252   47,073
                                                    -------  --------  -------
    Gross profit...................................  22,921    17,656   30,435
                                                    -------  --------  -------
OPERATING EXPENSES
  Research and development.........................   6,394     6,043    6,746
  Selling, marketing and service...................  15,299    16,323   18,776
  General and administrative.......................   5,284     4,988    4,863
  Litigation loss (Note 11)........................     500       --       --
  Restructuring provision (Note 6).................     --      2,900      --
                                                    -------  --------  -------
    Total operating expenses.......................  27,477    30,254   30,385
                                                    -------  --------  -------
(LOSS) EARNINGS FROM OPERATIONS....................  (4,556)  (12,598)      50
  Interest expense.................................    (357)     (181)    (595)
  Interest income..................................      74       271      138
  Other income (expense), net......................      38      (760)    (163)
                                                    -------  --------  -------
LOSS BEFORE INCOME TAXES...........................  (4,801)  (13,268)    (570)
  Provision (benefit) for income taxes.............   2,002       --      (209)
                                                    -------  --------  -------
NET LOSS........................................... $(6,803) $(13,268) $  (361)
                                                    =======  ========  =======
LOSS PER SHARE (Note 2)
  Basic and Diluted ............................... $  (.97) $  (1.91) $  (.06)
                                                    =======  ========  =======
SHARES USED TO CALCULATE LOSS PER SHARE (Note 2)
  Basic and Diluted................................   6,980     6,949    6,299
                                                    =======  ========  =======


        The accompanying notes are an integral part of these statements.

                          FISCHER IMAGING CORPORATION

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
                   (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

                                     SERIES C
                                      JUNIOR      SERIES D                           ACCUMULATED
                    COMMON STOCK   PARTICIPATING CONVERTIBLE ADDITIONAL                 OTHER
                  ----------------   PREFERRED    PREFERRED   PAID-IN   ACCUMULATED COMPREHENSIVE COMPREHENSIVE
                   SHARES   AMOUNT     STOCK        STOCK     CAPITAL     DEFICIT   INCOME (LOSS)     LOSS       TOTAL
                  --------- ------ ------------- ----------- ---------- ----------- ------------- ------------- --------
BALANCES, Decem-
 ber 31, 1995...  5,550,691  $ 56      $ --         $ 13      $34,679    $ (1,027)      $(137)                  $ 33,584
Shares purchased
 under Employee
 Stock Purchase
 Plan...........     24,522   --         --          --           114         --          --                         114
Exercise of
 stock options..     81,960     1        --          --           475         --          --                         476
Tax benefit from
 exercise of op-
 tions..........        --    --         --          --           163         --          --                         163
Acquisition of
 minority inter-
 est............     63,162   --         --          --           553         --          --                         553
Sale of
 1,200,000
 shares of Com-
 mon Stock, net
 of related
 costs..........  1,200,000    12        --          --        13,109         --          --                      13,121
Cumulative
 translation ad-
 justment.......        --    --         --          --           --          --          155       $    155         155
Net loss........        --    --         --          --           --         (361)        --            (361)       (361)
                                                                                                    --------
Comprehensive
 loss...........        --    --         --          --           --          --          --        $   (206)        --
                  ---------  ----      -----        ----      -------    --------       -----       ========    --------
BALANCES, Decem-
 ber 31, 1996...  6,920,335    69        --           13       49,093      (1,388)         18                     47,805
Shares purchased
 under Employee
 Stock Purchase
 Plan...........     21,463   --         --          --           112         --          --                         112
Exercise of
 stock options..      6,850   --         --          --            30         --          --                          30
Cumulative
 translation ad-
 justment.......        --    --         --          --           --          --          506       $    506         506
Net loss........        --    --         --          --           --      (13,268)        --         (13,268)    (13,268)
                                                                                                    --------
Comprehensive
 loss...........        --    --         --          --           --          --          --        $(12,762)        --
                  ---------  ----      -----        ----      -------    --------       -----       ========    --------
BALANCES, Decem-
 ber 31, 1997...  6,948,648    69        --           13       49,235     (14,656)        524                     35,185
Shares purchased
 under Employee
 Stock Purchase
 Plan...........     31,502     1        --          --           131         --          --                         132
Cumulative
 translation ad-
 justment.......        --    --         --          --           --          --          (84)      $    (84)        (84)
Net loss........        --    --         --          --           --       (6,803)        --          (6,803)     (6,803)
                                                                                                    --------
Comprehensive
 loss...........        --    --         --          --           --          --          --        $ (6,887)        --
                  ---------  ----      -----        ----      -------    --------       -----       ========    --------
BALANCES, Decem-
 ber 31, 1998...  6,980,150  $ 70      $ --         $ 13      $49,366    $(21,459)      $ 440                   $ 28,430
                  =========  ====      =====        ====      =======    ========       =====                   ========

       The accompanying notes are an integral part of these statements.

                          FISCHER IMAGING CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                      For the Years Ended
                                                          December 31,
                                                    --------------------------
                                                     1998      1997     1996
                                                    -------  --------  -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss........................................  $(6,803) $(13,268) $  (361)
                                                    -------  --------  -------
  Adjustments to reconcile net loss to net cash
   (used in)
   provided by operating activities--
   Restructuring provision........................      --      2,900      --
   Depreciation...................................    2,271     1,981    1,629
   Amortization of intangible assets..............      658       712      741
   Litigation loss contingency....................      500       --       --
   Provision for doubtful accounts................       41       256      358
   Provision for excess and obsolete inventories..    1,638     2,028      532
   Deferred income tax provision (benefit)........    2,002       611     (369)
   Sales and retirements of assets................      244       170       62
   Restructuring costs............................   (1,065)     (820)     --
   Foreign exchange (gains) losses................     (131)      720      130
   Other changes in current assets and
    liabilities--
     (Increase) decrease in trade accounts
      receivable..................................   (2,706)    4,212      999
     (Increase) decrease in inventories...........   (6,611)    3,331   (3,263)
     Decrease (increase) in prepaid expenses and
      other current assets........................       71       120     (168)
     Increase (decrease) in trade accounts
      payable.....................................      328      (279)  (4,285)
     Increase (decrease) in accrued salaries and
      wages.......................................      198      (133)     (32)
     Increase (decrease) in customer deposits.....    1,463        78      (27)
     Increase (decrease) in accrued warranty and
      installation costs..........................       34      (318)     268
     Increase (decrease) in deferred service
      revenue.....................................      361       (34)    (242)
     Increase (decrease) in other current
      liabilities.................................      151      (157)    (580)
   Other..........................................     (191)      299     (129)
                                                    -------  --------  -------
     Total adjustments............................     (744)   15,677   (4,376)
                                                    -------  --------  -------
     Net cash (used in) provided by operating
      activities..................................   (7,547)    2,409   (4,737)
                                                    -------  --------  -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures............................   (1,299)   (1,728)  (2,300)
  Other...........................................     (100)      --       (48)
                                                    -------  --------  -------
     Net cash used in investing activities........   (1,399)   (1,728)  (2,348)
                                                    -------  --------  -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock, net.........      132       142   13,711
  Net borrowings (repayments) under line of credit
   agreement......................................    6,572       --    (2,643)
  Repayments of long-term debt....................     (315)     (459)  (1,687)
                                                    -------  --------  -------
     Net cash provided by (used in) financing
      activities..................................    6,389      (317)   9,381
                                                    -------  --------  -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH...........       47      (214)      25
                                                    -------  --------  -------
NET (DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS......................................   (2,510)      150    2,321
CASH AND CASH EQUIVALENTS, beginning of period....    3,439     3,289      968
                                                    -------  --------  -------
CASH AND CASH EQUIVALENTS, end of period..........  $   929  $  3,439  $ 3,289
                                                    =======  ========  =======
SUPPLEMENTAL CASH FLOW DISCLOSURES
  Cash interest payments..........................  $   397  $    119  $   599
  Cash income tax (refunds) payments, net.........     (416)     (308)   1,016
  Non-cash capital expenditures (capital lease
   financing).....................................      635       560       40
  Non-cash acquisition of minority interest.......      --        --       553
  Non-cash tax benefit from exercise of stock
   options........................................      --        --       163

        The accompanying notes are an integral part of these statements.

                          FISCHER IMAGING CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For the Three Years Ended December 31, 1998, 1997 and 1996

(1) BUSINESS ORGANIZATION

  Fischer Imaging Corporation (the "Company"), a Delaware Corporation, and its foreign marketing subsidiaries, 100%-owned Fischer Imaging Australia Pty. Limited ("FIA") and 90% owned Fischer Imaging Europe A/S ("FIE") designs, manufactures, and markets specialty and general purpose x-ray imaging systems for the diagnosis and treatment of disease. The Company's principal product lines are directed toward medical specialties in which minimally invasive techniques are replacing open surgical procedures. The Company's existing products are principally marketed to the healthcare industry.

 Liquidity and Continuing Losses

  The Company has experienced significant losses in four of the last five years ended December 31, 1998 and has also had negative cash flows from operations in three of those five years, resulting in the depletion of substantially all of the Company's cash. Further, subsequent to the end of 1998, the Company approached its maximum borrowing capacity, in part due to the lease buyout relating to its Addison, Illinois manufacturing facility (See
Note 6), and may be similarly constrained later in 1999. At December 31, 1998, the Company had approximately $6.6 million of outstanding borrowings under its revolving line of credit agreement, while the borrowing base was approximately $11.1 million. As more fully described in Note 5, the Company's principal lender may withdraw the revolving credit facility at any time upon giving the Company thirty days notice. If this were to occur, or if the Company's needs were to exceed its current borrowing capacity, it could have an adverse impact on the Company's operations.

  The Company has taken actions to reduce the level of operating losses and the fixed cash needs of the business, most notably the closure of the Addison facility. Management believes the benefits of the Addison closure and consolidation of operations in the Denver facility will be seen in 1999. If the Company were to need additional funds for operations, or if the current lender were to call the credit facility, management believes it can obtain financing at or above current levels from multiple sources by securitizing accounts receivable, inventories, and other tangible assets.

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

                          FISCHER IMAGING CORPORATION

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

  Inventories consist of the following components (in thousands):

                                                                1998     1997
                                                               -------  -------
   FIFO cost--
     Raw materials............................................ $14,684  $11,960
     Work in process and finished goods.......................  14,099   11,705
   LIFO valuation adjustment..................................    (520)    (586)
                                                               -------  -------
     Total before valuation reserves..........................  28,263   23,079
   Less valuation reserves....................................  (6,240)  (5,706)
                                                               -------  -------
     Inventories, net......................................... $22,023  $17,373
                                                               =======  =======

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

                          FISCHER IMAGING CORPORATION

 Software Development Costs

  Certain costs to enhance existing application software products or to develop new software products have been capitalized. These costs are amortized on a straight-line basis over an estimated useful life of three years.

  As of December 31, the following amounts were reflected in the consolidated balance sheets as a component of deferred costs and other assets (in thousands):

                                                                1998     1997
                                                               -------  -------
   Cost....................................................... $ 3,539  $ 3,196
   Less--Accumulated amortization.............................  (2,999)  (2,639)
                                                               -------  -------
     Software development costs, net.......................... $   540  $   557
                                                               =======  =======

 Other Current Liabilities

  Other current liabilities consist of the following (in thousands):

                                                                      1998  1997
                                                                     ------ ----
   Accrued sales, property, and other state and local taxes......... $  594 $688
   Litigation loss contingency reserve..............................    500  --
   Other............................................................    521  276
                                                                     ------ ----
     Total other current liabilities................................ $1,615 $964
                                                                     ====== ====

 Foreign Operations

  The functional currency for the Company's foreign operations is the applicable local currency. Assets and liabilities of foreign subsidiaries are translated at the respective year end exchange rates, while the statements of operations are translated at average exchange rates during the year. Exchange rate fluctuations on translating foreign currency into U.S. dollars result in unrealized gains or losses referred to as translation adjustments, which are recorded as a separate component of stockholders' investment. Transactions denominated in other than a foreign operation's functional currency can also result in exchange gains or losses being reflected in the results of operations. Foreign currency gains or losses are included in the consolidated statements of operations as a component of other income (expense).

 Revenue Recognition

  The Company recognizes revenue when title and risk of ownership passes to the customer which generally, as to shipments with FOB destination terms, is when received by the customer and, for shipments with FOB shipping point terms, is upon departure from the Company's dock. The related costs of warranty and installation obligations are recognized at the time of sale.

 Advertising Costs

  The Company expenses advertising costs as incurred, except for the costs of advertising literature, which are capitalized and amortized over the expected period of future benefit.

 Sponsored Research and Development

  The Company from time to time engages in research and development activities for other companies. This sponsored research and development is recognized as revenue as the requirements are fulfilled or as certain

                          FISCHER IMAGING CORPORATION
development milestones are completed under the terms and conditions of the related research and development agreements. Costs incurred in connection with these activities are recognized in cost of sales as incurred.

 Net Earnings or Loss Per Share

  The Company presents basic and diluted earnings or loss per share in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128"), which establishes standards for computing and presenting basic and diluted earnings per share. Under this statement, basic earnings or loss per share is computed by dividing the net earnings or loss by the weighted average number of shares of common stock outstanding. Diluted earnings or loss per share is determined by dividing the net earnings or loss by the sum of (1) the weighted average number of common shares outstanding,
(2) if not anti-dilutive, the number of shares of convertible preferred stock (Note 7) as if converted upon issuance, and (3) if not anti-dilutive, the effect of outstanding stock options determined utilizing the treasury stock method.

  A reconciliation between the number of securities used to calculate basic and, where anti-dilutive, diluted earnings per share is as follows:

                                                              1998  1997  1996
                                                              ----- ----- -----
   Weighted average number of common shares outstanding
    (Shares used in Basic Earnings Per Share Computation).... 6,980 6,949 6,299
                                                              ----- ----- -----
   Shares of convertible preferred stock (as if converted)... 1,333 1,333 1,333
   Effect of stock options (treasury stock method)...........     1    23   344
                                                              ----- ----- -----
   Shares used in Diluted Earnings Per Share Computation, if
    dilutive................................................. 8,314 8,305 7,976
                                                              ===== ===== =====

  In 1998, 1997, and 1996, the effects of the convertible preferred stock and stock options were excluded from the calculation of diluted loss per share since the result would have been anti-dilutive. As of December 31, 1998 and 1997, there were, respectively, 857,925 and 865,000 outstanding options to purchase shares of Common Stock, under the 1993 Nonemployee Director Stock Option Plan and the 1991 Stock Option Plan.

 Recently Issued Accounting Pronouncements

  Statement of Position 98-1. In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". In general, SOP 98-1 requires that certain costs to develop software for internal use be capitalized. This statement is effective for fiscal years beginning after December 15, 1998, although earlier adoption is permitted. These requirements are to be applied prospectively from the date of adoption. The Company believes SOP 98-1 will not materially impact its financial statements.

  Statement of Position 98-5. In April 1998, the AICPA issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities". SOP 98-5 provides guidance on the financial reporting of start-up and organization costs and requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company believes SOP 98-5 will not materially impact its financial statements.

  Statement of Financial Accounting Standards No. 133. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"). Statement No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair market value. The statement

                          FISCHER IMAGING CORPORATION
requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

  Statement No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). Statement No. 133, which cannot be applied retroactively, must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998).

  The Company does not typically enter into arrangements that would fall under the scope of Statement No. 133. The Company's management has not yet quantified the impacts of adopting Statement No. 133 on the Company's financial statements and has not determined the timing of or method of the Company's adoption of Statement No. 133. However, should the Company determine to utilize the arrangements covered by Statement No. 133, Statement No. 133 could increase volatility in earnings and other comprehensive income. Because the Company has not historically entered into such arrangements, management believes that Statement No. 133 will not significantly affect its financial reporting.

 Stock-Based Compensation Plans

 The Company accounts for its stock-based compensation plans under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). The Company has adopted the disclosure option of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 requires companies that do not account for stock-based compensation under the fair value method prescribed by the statement to disclose the pro forma earnings and earnings per share as if the fair value method had been adopted. Additionally, certain other disclosures are required with respect to stock compensation and the assumptions used to determine the pro forma effects of SFAS 123.

 Reclassifications

  Certain reclassifications have been made in the financial statements of prior years to conform to the current year presentation.

(3) INTANGIBLE ASSETS

  Intangible assets consist of the following (in thousands):

                                                                1998     1997
                                                               -------  -------
   Goodwill................................................... $ 2,785  $ 2,785
   Non-competition agreement..................................   3,569    3,569
   Licensing agreements and other.............................     --       828
                                                               -------  -------
                                                                 6,354    7,182
   Less--Accumulated amortization.............................  (3,397)  (3,567)
                                                               -------  -------
     Intangible assets, net................................... $ 2,957  $ 3,615
                                                               =======  =======

  The non-competition agreement and substantially all of the goodwill resulted from the Company's September 1992 acquisition of Bloom Associates, Ltd.

                          FISCHER IMAGING CORPORATION

(4) INCOME TAXES

  The provision for income taxes includes the following (in thousands):

                                                        1998     1997    1996
                                                       -------  -------  -----
   Current
     Federal.......................................... $   --   $  (471) $ 299
     State............................................     --      (140)   104
                                                       -------  -------  -----
       Total current (benefit) provision..............     --      (611)   403
                                                       -------  -------  -----
   Deferred
     Federal..........................................  (1,211)  (3,458)  (102)
     State............................................    (142)    (296)   (10)
     Valuation allowance..............................   3,355    4,365   (500)
                                                       -------  -------  -----
       Total deferred provision (benefit).............   2,002      611   (612)
                                                       -------  -------  -----
         Total provision (benefit).................... $ 2,002  $   --   $(209)
                                                       =======  =======  =====

  The statutory federal income tax rate was 35% for the years ended December 31, 1998, 1997, and 1996. Reasons for the difference between the income tax expense reported in the statements of operations and the amount computed by applying the statutory federal income tax rate to earnings before income taxes are as follows:

                               1998    1997    1996
                               -----   -----   -----
   Statutory tax rate........  (35.0)% (35.0)% (35.0)%
   Increase (decrease) due
    to:
     State income taxes......   (3.3)   (4.7)   (2.1)
     Loss of subsidiaries not
      in tax return..........    9.1     4.1    72.4
     Nondeductible expenses..    1.0     1.0    24.0
     Foreign sales
      corporation
      commissions............    --      --    (11.6)
     Valuation allowance on
      net deferred tax
      assets.................   69.9    32.9   (87.7)
     Other...................    --      1.7     3.3
                               -----   -----   -----
   Effective tax rate........   41.7 %   --  % (36.7)%
                               =====   =====   =====

  A tax benefit of $163,000, resulting from the sale of option shares by employees, has been allocated to additional paid-in capital during 1996.

  The domestic versus foreign component of the Company's (loss) earnings before income taxes is as follows (in thousands):

                                                      1998      1997     1996
                                                     -------  --------  -------
   Domestic......................................... $(4,363) $(11,684) $   644
   Foreign..........................................    (438)   (1,584)  (1,214)
                                                     -------  --------  -------
     Total.......................................... $(4,801) $(13,268) $  (570)
                                                     =======  ========  =======

  No income tax provisions have been recognized for foreign tax jurisdictions and no income tax benefits have been recognized for subsidiary losses outside the domestic consolidated return because they are not expected to reverse in the foreseeable future.

                          FISCHER IMAGING CORPORATION

  Components of net deferred tax assets (liabilities) as of December 31, 1998 and 1997 are as follows (in thousands):

                                                               1998     1997
                                                              -------  -------
   Current--
     Warranty reserves....................................... $   308  $   319
     Inventory reserves......................................   2,435    2,145
     Bad debt reserves.......................................     276      296
     Accrued vacation........................................     191      216
     Restructuring reserve...................................     386      448
     Litigation loss reserve.................................     190      --
     Other accrued liabilities...............................      48      132
     Other...................................................     122      107
     Less--Valuation allowance...............................  (3,956)  (2,329)
                                                              -------  -------
   Net current deferred tax asset............................ $   --   $ 1,334
                                                              =======  =======
   Noncurrent--
     Software capitalization................................. $  (205) $  (212)
     Tax credits.............................................     908      877
     Deferred service revenue................................     133      177
     Restructuring reserve...................................     --       342
     Net operating loss carryforward.........................   3,919    2,495
     Other...................................................      61       77
     Less--Valuation allowance...............................  (4,816)  (3,088)
                                                              -------  -------
   Net noncurrent deferred tax asset......................... $   --   $   668
                                                              =======  =======

  For income tax reporting purposes, the Company has approximately $10,314,000 of net operating loss carryforwards that expire at various dates through 2012. The Company also has available income tax credits of approximately $742,000, expiring at various dates through 2009, and alternative minimum tax credits of $166,000. Realization is dependent on generating sufficient taxable income prior to the expiration dates of the respective tax credits.

  During 1998 and 1997, the Company increased its valuation allowance by $3,355,000 and $4,365,000, respectively, due mainly to uncertainty relating to the realizability of the 1998 and 1997 net operating loss carryforwards and the previously described available income tax credits. The amount of the deferred tax asset considered realizable could be adjusted in the near term if future taxable income materializes.

(5) NOTES PAYABLE AND LONG-TERM DEBT

  Notes payable and long-term debt as of December 31, 1998 and 1997, consist of the following (in thousands):

                                                                 1998    1997
                                                                -------  -----
   Note payable under revolving line of credit................. $ 6,572  $ --
   Capitalized lease obligations; interest rates ranging from
    6% to 19%; monthly principal and interest payments due in
    varying amounts through August 2002; secured by leased
    equipment..................................................     827    505
   Other.......................................................      26     28
                                                                -------  -----
                                                                  7,425    533
   Less--Current maturities....................................  (6,838)  (224)
                                                                -------  -----
   Long-term debt.............................................. $   587  $ 309
                                                                =======  =====

                          FISCHER IMAGING CORPORATION

Revolving Credit Agreement

  The Company has available up to $15.0 million of credit, subject to further restrictions based on eligible receivables, inventory, and Company liquidation value. The maximum amount which could have been drawn under these borrowing base restrictions was approximately $11.1 million as of December 31, 1998. The revolving credit agreement is renewable on a monthly basis and is secured by the Company's accounts receivable, inventory, and fixed assets. Renewals are subject to a renewal fee of $5,000 per month, and borrowings under the agreement bear interest at one percent over the bank's prime rate of interest, or 9.25% at December 31, 1998.

  Future maturities of notes payable and long-term debt are as follows (in thousands):

       Year ended December 31,
         1999............................................................ $6,838
         2000............................................................    235
         2001............................................................    173
         2002............................................................    179
                                                                          ------
         Total........................................................... $7,425
                                                                          ======

(6)  RESTRUCTURING PROVISION

  During 1997, the Company decided to close its Addison, Illinois manufacturing facility and, accordingly, recorded a $2.9 million restructuring provision for remaining lease obligations (through June 2002), net of estimated sublease payments, estimated facility closing costs, severance and certain other non-recurring costs associated with this decision. During the years ended December 31, 1998 and 1997, the Company spent approximately $1.1 million and $0.8 million, respectively, for severance and facility closing costs. In January 1999, the Company fulfilled its remaining obligations for this facility by agreeing to a $1.0 million lease buyout, completing the Addison closure within the original $2.9 million provision.

(7) STOCKHOLDERS' INVESTMENT

  The Company is authorized to issue 5,000,000 shares of $.01 par value preferred stock, which may be issued in one or more series and with such powers, preferences and rights as the Company's Board of Directors may determine. In June 1995, the Company issued 1,333,333 shares of Series D Convertible Preferred Stock to GE Medical Systems ("GEMS") for $10 million. The preferred stock is non-voting and not redeemable, bears no stated dividend, has a $7.50 per share preference upon liquidation and is convertible into common stock on a one-for-one basis (subject to customary anti-dilution protection) at the option of the holder. The terms of the investment restrict GEMS to 25% ownership of the Company and, under certain change of control conditions, permit GEMS to exchange its preferred stock for rights to independently manufacture Tilt-C systems.

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

                          FISCHER IMAGING CORPORATION

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

  A summary of the status of the 1991 Plan as of December 31, 1998, 1997, and 1996 and the changes during those periods is as follows:

                                          1998          1997          1996
                                      ------------  ------------  ------------
   Outstanding at January 1.........       764,000       709,625       895,625
   Granted..........................       162,500       185,000       513,000
   Exercised........................           --         (6,850)      (75,550)
   Canceled.........................      (157,575)     (123,775)     (623,450)
                                      ------------  ------------  ------------
   Outstanding at December 31.......       768,925       764,000       709,625
                                      ============  ============  ============
   Exercisable at December 31.......       321,968       247,844       134,250
                                      ============  ============  ============
   Range of exercise prices, at end
    of period.......................  $3.06-$11.00  $4.00-$11.00  $4.00-$11.00
   Weighted average exercise prices:
     At beginning of period.........  $       5.91  $       5.91  $       8.34
     At end of period...............          5.56          5.91          5.91
     Exercisable at end of period...          6.03          6.23          7.01
     Options granted................          4.15          5.85          5.81
     Options exercised..............           --           4.38          6.40
     Options canceled...............          5.82          5.91          9.31
   Weighted average end of period
    remaining contractual life (in
    years)..........................           7.4           8.2           8.6
   Weighted average fair value of
    options granted during period...  $       2.36  $       3.89  $       2.91

                          FISCHER IMAGING CORPORATION

  The following summary shows, as of December 31, 1998 and for the price ranges indicated, the weighted average exercise price, weighted average exercise price of options exercisable, and the remaining contractual life of options granted under the 1991 Plan:

              Range of exercise prices                          Shares  Price
              ------------------------                          ------- ------
       Weighted average exercise price for options
        outstanding:
         $3.06-$4.99..........................................  182,500 $ 4.05
         $5.00-$5.99..........................................  513,000   5.70
         $6.00-$7.99..........................................   42,500   6.91
         $8.00-$11.00.........................................   30,925  10.30
       Weighted average exercise price for options
        exercisable:
         $3.06-$4.99..........................................   44,167 $ 4.45
         $5.00-$5.99..........................................  224,709   5.64
         $6.00-$7.99..........................................   22,167   7.11
         $8.00-$11.00.........................................   30,925  10.30
       Weighted average remaining contractual life (in years):
         $3.06-$4.99..........................................  182,500 $ 8.59
         $5.00-$5.99..........................................  513,000   7.20
         $6.00-$7.99..........................................   42,500   6.64
         $8.00-$11.00.........................................   30,925   3.70

  The weighted average fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model and the following assumptions:

                                                            1998   1997   1996
                                                            -----  -----  -----
       Dividend rate.......................................     0%     0%     0%
       Expected volatility.................................    78%    77%    78%
       Risk-free interest rate.............................  5.55%  5.92%  5.67%
       Expected life (in years)............................   4.5    5.0    3.0

  Certain of the options granted under the 1991 Plan vest upon attainment of performance objectives as well as over time. As of December 31, 1998, 95,000 options granted in December 1996 with an exercise price of $5.81 per share, vest upon the earlier of (1) when the market value of the Company's stock has reached targeted price levels for a period of 20 consecutive trading days, (2) upon the attainment of certain annual earnings per share targets, or (3) 25% six months from date of grant, with the remainder vesting in equal monthly installments over the following 24 months. Also outstanding as of December 31, 1998 are 160,000 options granted in December 1995 that vest when the market value of the Company's stock has reached targeted price levels for a period of 45 consecutive trading days or 9 years and 11 months from the date of original grant, whichever is earlier. Other options granted under the 1991 Plan vest ratably over time, generally over a four year period.

Nonemployee Director Stock Option Plan

  The Company's Nonemployee Director Stock Option Plan ("Director Plan"), adopted in 1993 and as amended in June 1998, authorizes the granting of nonqualified options to acquire up to 300,000 shares of common stock at a price not less than fair market value on the date of grant. The Director Plan allows for automatic annual grants upon each year of a director's service. The stock options issued under the Director Plan may be exercised at any time from date of grant, with a maximum option term of ten years.

  At the Company's June 1998 Annual Meeting, to acknowledge the services provided by its nonemployee directors and to increase the Company's ability to retain such Directors, stockholders approved certain

                          FISCHER IMAGING CORPORATION
amendments to the Director Plan and the repricing of certain previously granted outstanding options, in view of the significant decline in the market value of the Company's common stock. The repricing resulted in the exercise price of 68,000 options being reduced to $4.25 from a range of $4.69 to $13.38. The repricing did not have a material impact on the Company's operating results.

  A summary of the status of the Director Plan as of December 31, 1998, 1997, and 1996 and the changes during those periods is as follows:

                                            1998          1997         1996
                                         -----------  ------------ ------------
   Outstanding at January 1............      101,000        64,000       46,000
   Granted.............................       24,000        37,000       18,000
   Cancelled...........................      (36,000)          --           --
                                         -----------  ------------ ------------
   Outstanding and Exercisable at
    December 31........................       89,000       101,000       64,000
                                         ===========  ============ ============
   Range of exercise prices, at end of
    period.............................  $4.00-$4.25  $4.00-$13.38 $4.00-$13.38
   Weighted average exercise prices:
     Outstanding, at beginning of
      period...........................  $      7.76  $       8.36 $       6.40
     Outstanding, at end of period.....         4.20          7.76         8.36
     Exercisable, at end of period.....         4.20          7.76         8.36
     Options granted...................         4.19          6.72        13.38
     Options cancelled.................         7.96           --           --
   Weighted average remaining end of
    period contractual life (in
    years).............................          2.7           2.6          2.7
   Weighted average fair value of
    options granted during period......  $      2.29  $       3.65 $       5.98

  The following summary shows, as of December 31, 1998 and for the price ranges indicated, the weighted average exercise price for outstanding options, all of which are exercisable, and the remaining contractual life of options granted under the Director Plan:

                                                                      Life
            Range of exercise prices                  Shares Price (in years)
            ------------------------                  ------ ----- ----------
   Weighted average exercise price for options
    outstanding (all of which are exercisable):
     $4.00-$4.25..................................... 89,000 $4.20    2.66

  The weighted average fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model and the following assumptions:

                                                            1998   1997   1996
                                                            -----  -----  -----
   Dividend rate...........................................     0%     0%     0%
   Expected volatility.....................................    78%    77%    78%
   Risk-free interest rate.................................  5.41%  6.39%  5.67%
   Expected life (in years)................................   3.0    3.0    2.0

 Employee Stock Purchase Plan

  Under the Employee Stock Purchase Plan ("Employee Plan"), adopted in December 1991 and as amended in June 1998, the Company is authorized to issue up to 400,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under terms of the Employee Plan, employees can have from 2% to 5% of their salary withheld to purchase the Company's common stock. The purchase price of

                          FISCHER IMAGING CORPORATION
the stock is 85% of the lower of its beginning-of-the-year or end-of-year market price. Under the Employee Plan, the Company issued 31,502, 21,463 and 24,522 shares during the years ended December 31, 1998, 1997, and 1996, respectively, relating to employee withholdings from the preceding years.

 Stock-Based Compensation Plans

  The fair value of the stock options granted in 1998, 1997, and 1996 was estimated to be approximately $0.5 million, $0.9 million, and $1.2 million, respectively, which, under SFAS 123, would be amortized as compensation expense over the vesting period of the options. Had compensation cost been recorded consistent with SFAS 123 utilizing the assumptions detailed above, the Company's pro forma net loss and net loss per share would have been as follows for the years ended December 31 (in thousands, except per share data):

                                                      1998      1997     1996
                                                     -------  --------  ------
   Net loss:
     As reported.................................... $(6,803) $(13,268) $ (361)
     Pro forma......................................  (7,364)  (13,589)   (541)
   Net loss per common share, diluted:
     As reported.................................... $  (.97) $  (1.91) $(0.06)
     Pro forma......................................   (1.06)    (1.96)  (0.09)

 401(k) Plan

  In 1985, the Company established The Fischer Imaging Employee Capital Accumulation Plan, which is governed by Section 401(k) of the Internal Revenue Code. Employees with a minimum of six months of service are eligible for the plan. The Company makes discretionary contributions which vest over a four-year period. There were no Company contributions for the years ended December 31, 1998, 1997, and 1996.

 Incentive Compensation Plan

  The Company has an incentive compensation plan under which management employees, including the Company's executive officers, receive cash bonuses. The amounts of such bonuses are determined based upon the Company's sales growth, profitability, and employees' performances as compared to performance objectives established by the Board of Directors. During the years ended 1998, 1997, and 1996, the Company accrued bonuses of approximately $0.1 million, $0.1 million, and $0, respectively, under this plan.

(9) RELATED PARTY TRANSACTIONS

  The Company leases its manufacturing and administrative facility from JN Properties (a general partnership whose partners include the Company's chairman/chief executive officer and another stockholder/director of the Company). The lease, which expires in July 2012, provides for adjustments of base rent in 2000, 2005, and 2010, based on the then fair market rental value of the premises. The increases are subject to a 7% maximum increase in each adjustment year. The current annual rent is $744,000. All taxes, insurance, and maintenance expenses of the facility are the responsibility of the Company.

  In the second quarter of 1995, the Company issued 1,333,333 shares of Series D Convertible Preferred Stock to GEMS (see Note 7), currently representing a 16% ownership interest in the Company on an if-converted basis. GEMS is also a significant customer, providing revenues to the Company of approximately $3.5 million or 5.9% and $4.3 million or 7.5% of total revenues, in 1998 and 1997, respectively.

                          FISCHER IMAGING CORPORATION

(10) SEGMENT INFORMATION

 Operating and Geographic Segments

  The Company operates in a single industry segment: the design, manufacture, and marketing of x-ray imaging systems. Because of differences in distribution costs, strategies, and aftermarket potential, the Company separately manages and reports operating results for products sold by the Company (proprietary) from those manufactured for sale to other medical products companies under Original Equipment Manufacturer ("OEM") contracts. The Company's manufacturing and most distribution activities are in the United States, including export sales to Europe, primarily, and elsewhere. The Company also has marketing operations in Europe and Australia. The following is a summary of the Company's operations by segment (in thousands):

                                   United States              International
                         ----------------------------------  ---------------- Internal
                         Proprietary   OEM   Export  Total   Australia Europe  Sales    Total
                         ----------- ------- ------ -------  --------- ------ -------- -------
1998:
 Revenues:
   Product..............   $31,407   $14,604 $4,771 $50,782   $  475    $520   $(866)  $50,911
   Service..............     8,528       --     --    8,528      173     192     --      8,893
                           -------   ------- ------ -------   ------    ----   -----   -------
                            39,935    14,604  4,771  59,310      648     712    (866)   59,804
                           -------   ------- ------ -------   ------    ----   -----   -------
 Costs of sales:
   Product..............    17,972     9,531  2,862  30,365      366     295    (866)   30,160
   Service..............     1,671       --     --    1,671      139      40     --      1,850
                           -------   ------- ------ -------   ------    ----   -----   -------
   Allocated............    19,643     9,531  2,862  32,036      505     335    (866)   32,010
                           -------   ------- ------
   Unallocated..........                              4,873      --      --      --      4,873
                                                    -------   ------    ----   -----   -------
                                                     36,909      505     335    (866)   36,883
                                                    -------   ------    ----   -----   -------
 Gross profit...........                             22,401      143     377     --     22,921
 Operating expenses.....                             26,703      520     254     --     27,477
                                                    -------   ------    ----   -----   -------
 (Loss) income from
  operations............                             (4,302)    (377)    123     --     (4,556)
 Interest expense.......                                (34)    (110)   (213)    --       (357)
 Interest income........                                 53       15       6     --         74
 Other (expense)
  income................                                (80)     (98)    216     --         38
 Income taxes...........                             (2,002)     --      --      --     (2,002)
                                                    -------   ------    ----   -----   -------
 Net (loss) income......                            $(6,365)  $ (570)   $132   $ --    $(6,803)
                                                    =======   ======    ====   =====   =======
 Identifiable assets....                            $49,379   $  629    $961           $50,969
                                                    =======   ======    ====           =======
 Capital expenditures...                            $ 1,299   $  --     $--            $ 1,299
                                                    =======   ======    ====           =======
 Depreciation...........                            $ 2,233   $   10    $ 28           $ 2,271
                                                    =======   ======    ====           =======

                          FISCHER IMAGING CORPORATION

                                    United States              International
                         -----------------------------------  ----------------  Internal
                         Proprietary   OEM   Export  Total    Australia Europe   Sales     Total
                         ----------- ------- ------ --------  --------- ------  --------  --------
1997:
 Revenues:
   Product..............   $27,927   $17,826 $3,180 $ 48,933   $  966   $  409  $  (971)  $ 49,337
   Service..............     7,057       --     --     7,057      197      317      --       7,571
                           -------   ------- ------ --------   ------   ------  -------   --------
                            34,984    17,826  3,180   55,990    1,163      726     (971)    56,908
                           -------   ------- ------ --------   ------   ------  -------   --------
 Costs of sales:
   Product..............    15,806    11,012  1,963   28,781      732      412     (836)    29,089
   Service..............     1,774       --     --     1,774       68      110     (135)     1,817
                           -------   ------- ------ --------   ------   ------  -------   --------
   Allocated............    17,580    11,012  1,963   30,555      800      522     (971)    30,906
                           -------   ------- ------
   Unallocated..........                               8,346      --       --       --       8,346
                                                    --------   ------   ------  -------   --------
                                                      38,901      800      522     (971)    39,252
                                                    --------   ------   ------  -------   --------
 Gross profit...........                              17,089      363      204      --      17,656
 Operating expenses.....                              29,196      633      425      --      30,254
                                                    --------   ------   ------  -------   --------
 Loss from operations...                             (12,107)    (270)    (221)     --     (12,598)
 Interest expense.......                                 132     (116)    (197)     --        (181)
 Interest income........                                 251       16        4      --         271
 Other expense, net.....                                 (11)    (370)    (379)     --        (760)
 Income taxes...........                                 --       --       --       --         --
                                                    --------   ------   ------  -------   --------
 Net loss...............                            $(11,735)  $ (740)  $ (793) $   --    $(13,268)
                                                    ========   ======   ======  =======   ========
 Identifiable assets....                            $ 47,647   $  920   $  577            $ 49,144
                                                    ========   ======   ======            ========
 Capital expenditures...                            $  1,725   $    3   $  --             $  1,728
                                                    ========   ======   ======            ========
 Depreciation...........                            $  1,957   $    9   $   15            $  1,981
                                                    ========   ======   ======            ========
1996:
 Revenues:
   Product..............   $32,199   $31,422 $5,633 $ 69,254   $2,641   $2,329  $(4,123)  $ 70,101
   Service..............     6,998       --     --     6,998      257      152      --       7,407
                           -------   ------- ------ --------   ------   ------  -------   --------
                            39,197    31,422  5,633   76,252    2,898    2,481   (4,123)    77,508
                           -------   ------- ------ --------   ------   ------  -------   --------
 Costs of sales:
   Product..............    17,914    20,252  3,970   42,136    2,152    1,897   (3,962)    42,223
   Service..............     1,660       --     --     1,660      112       98      (61)     1,809
                           -------   ------- ------ --------   ------   ------  -------   --------
   Allocated............    19,574    20,252  3,970   43,796    2,264    1,995   (4,023)    44,032
                           -------   ------- ------
   Unallocated..........                               3,041      --       --       --       3,041
                                                    --------   ------   ------  -------   --------
                                                      46,837    2,264    1,995   (4,023)    47,073
                                                    --------   ------   ------  -------   --------
 Gross profit...........                              29,415      634      486     (100)    30,435
 Operating expenses.....                              28,574      756    1,055      --      30,385
                                                    --------   ------   ------  -------   --------
 Income (loss) from
  operations............                                 841     (122)    (569)    (100)        50
 Interest expense.......                                (344)     (89)    (162)     --        (595)
 Interest income........                                 113       21        4      --         138
 Other income
  (expense).............                                   3       61     (227)     --        (163)
 Income tax benefit.....                                 209      --       --       --         209
                                                    --------   ------   ------  -------   --------
 Net income (loss)......                            $    822   $ (129)  $ (954) $  (100)  $   (361)
                                                    ========   ======   ======  =======   ========
 Identifiable assets....                            $ 57,054   $1,797   $1,581            $ 60,432
                                                    ========   ======   ======            ========
 Capital expenditures...                            $  2,265   $   35   $  --             $  2,300
                                                    ========   ======   ======            ========
 Depreciation...........                            $  1,567   $   42   $   20            $  1,629
                                                    ========   ======   ======            ========

                          FISCHER IMAGING CORPORATION

  Internal sales from the United States to Australia and Europe are recorded on the basis of transfer pricing established by the Company. International sales to OEM customers are managed and, therefore, reported as part of OEM business results.

 Significant Customers

  The Company's revenues generally are concentrated among customers in the healthcare industry and from customers under Original Equipment Manufacturer ("OEM") contracts. The Company establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.

  During 1998, 1997, and 1996, the following customers represented greater than 5% of the Company's revenues:

                                                              1998  1997  1996
                                                              ----  ----  -----
   Proprietary products:
     Diagnostic Imaging (dealer).............................  6.7%  -- %   -- %
   OEM products:
     Dornier.................................................  --    --     7.0
     GE Medical Systems (a related party)....................  5.9   7.5   12.9
     International Surgical Systems..........................  7.9   5.0    --
     Picker International....................................  7.9   --     --
     Storz Medical...........................................  --    5.3    --
     Varian Associates.......................................  --    5.5    8.4

  The OEM customers are medical products companies for whom the Company manufactures sub-components and systems under OEM contracts. Sales under OEM contracts constitute a substantial portion of the Company's revenues and trade accounts receivable. As of December 31, 1998 and 1997, amounts owed the Company under OEM contracts were approximately $3.4 million and $4.7 million, respectively. Revenues from OEM customers, which can fluctuate significantly, represented 24%, 31%, and 41% of the Company's revenue in 1998, 1997, and 1996, respectively. There is no assurance that OEM arrangements will be renewed upon expiration nor, generally, are minimum order quantities specified in these agreements.

(11) COMMITMENTS AND CONTINGENCIES

 Litigation Reserve

  The Company is party to a lawsuit, as guarantor of work performed by a now-bankrupt dealer in the United Kingdom. Damages and legal fees totaling approximately $1.5 million are being sought for allegedly deficient pre-installation site review and installation work. The trial ended February 25, 1999. It is expected that a judgement will be rendered by early April 1999. Based on a review of the evidence and testimony presented at trial, management believes that a loss contingency reserve of $0.5 million is warranted.

 Other Litigation

  The Company is involved in other miscellaneous litigation arising in the ordinary course of business. Management believes the resolution of these contingencies will not have a material adverse impact on the Company's operations or financial position.

                          FISCHER IMAGING CORPORATION

 Operating Leases

  The Company leases buildings (see Note 9) and equipment under various operating lease agreements which provide for the following minimum future lease payments (in thousands):

       1999............................................................. $   907
       2000.............................................................     823
       2001.............................................................     765
       2002.............................................................     744
       2003.............................................................     744
       Thereafter.......................................................   6,386
                                                                         -------
         Total.......................................................... $10,369
                                                                         =======

  In January 1999, the Company negotiated a buyout of its obligations under a lease commitment for its Addison, Illinois manufacturing facility and, accordingly, such commitments are excluded from the amounts listed above (See
Note 6).

  Total rent expense was $1.6 million, $1.9 million and $1.8 million in 1998, 1997, and 1996, respectively.

 Regulatory Actions

  The Company's Denver facility is subject to periodic inspections by the Food and Drug Administration ("FDA") whose primary purpose is to audit the Company's compliance with Good Manufacturing Practices ("GMPs"), which include testing, quality control and documentation procedures.

  In March 1995, the Company was issued a Warning Letter concerning documentation and other deficiencies. The Company rectified these deficiencies and resolved the matter with the FDA later that year.

  Following an inspection which concluded in late 1996, the FDA issued Inspectional Observations Form 483 ("Form 483") and Warning Letter concerning deficiencies in manufacturing practices. The FDA requested and subsequently received a written response to the Warning Letter regarding the Company's planned corrective actions and a favorable third-party certification of the Company's manufacturing and quality systems.

  In October 1998, following a periodic inspection, the FDA issued a Form 483 regarding possible deficiencies in manufacturing, quality, and documentation practices. The Company has responded to the Form 483 and is presently instituting corrective actions.

  Failure to satisfy FDA requirements can result in the Company's inability to receive awards of federal government contracts, to receive new marketing or export clearance for products manufactured at its Denver facility, or FDA enforcement actions including, among other things, product seizure, injunction, and/or criminal or civil proceedings being initiated without further notice. The recent issuance of another Form 483 increases the possibility that one or more of these sanctions could be imposed in the future.

  Although the Company strives to operate within the requirements imposed by the FDA, there can be no assurances that these deficiencies can be corrected or that the Company will be able to satisfy FDA compliance concerns in the future. Ongoing compliance reviews and/or related delays in product clearances could have a material adverse effect on the Company.

                          FISCHER IMAGING CORPORATION

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

 Retention Bonus Plan

  In December 1995, the Board of Directors adopted a Retention Bonus Plan (the "Plan"). Under the Plan, the Company will vest all options to purchase shares of Common Stock and will make payments to executive officers and other key employees of the Company (the "Participants") in the event of a change of control of the Company. A "change of control" under the Plan is defined to include acquisition of 35% or more of the Company's outstanding Common Stock, certain changes in the composition of the Board of Directors, a consolidation or merger in which the Company is not the surviving corporation, the sale or other transfer of 50% or more of the assets or earnings power of the Company, the adoption of a plan of liquidation or dissolution of the Company, or certain other similar events. Payments made to a Participant under the Plan will not exceed an amount equal to his or her annual base salary in effect immediately prior to the change of control. Current participants, including all executive officers of the Company, were selected by the Board of Directors, who may select additional Participants in the future.

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