Form 10-K/A
period 1998-12-31
FISCHER IMAGING CORP
filed 1999-05-07
CIK 750901

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K/A

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended December 31, 1998.

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ________ to ________.

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

                         Common Stock, Par Value $0.01
                                   Per Share

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] YES  [_] NO

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

     The number of shares of Registrant's Common Stock on March 1, 1999 was 7,029,000.

================================================================================

     The undersigned registrant hereby amends its Annual Report on Form 10-K as set forth in the pages attached hereto:


                                   Part III

     The following information hereby supplements and amends Part III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                       MEMBERS OF THE BOARD OF DIRECTORS

     The Board of Directors consists of three classes of directors, each class serving for a three-year term ending in successive years. The authorized number of directors is currently six. The Class II directors, whose terms will expire at the 1999 Annual Meeting, are David G. Bragg, M. D., and Thomas J. Cable. The Class III directors, whose terms will expire at the 2000 Annual Meeting, are Morgan W. Nields and Kinney L. Johnson. The Class I directors, whose terms will expire at the 2001 Annual Meeting, are Kathryn A. Paul and R. John Fletcher.

     The following table lists the members of the Board of Directors and their ages, positions with the Company, terms of office and the years they were first elected as directors:

                                                                           Position with the         Director
                                Name                             Age            Company               Since
           ------------------------------------------------    ------    -------------------------   --------
Class II   Nominees For a Three Year Term Expiring in 2002:
           David G. Bragg, M.D.                                   65      Director                      1985
           Thomas J. Cable                                        59      Director                      1984
Class III  Directors Whose Terms Expire in 2000:
           Morgan W. Nields                                       53      Chairman of the Board and     1973
                                                                          Chief Executive Officer
           Kinney L. Johnson                                      55      Director                      1973
Class I    Directors Whose Terms Expire in 2001:
           Kathryn A. Paul                                        52      Director                      1998
           R. John Fletcher                                       53      Director                      1998

     David G. Bragg, M.D. has been a director of the Company since 1985. Dr. Bragg is Professor Emeritus and former Chairman of the Department of Radiology, University of Utah School of Medicine, with which he has been affiliated since 1970. He is also currently Special Assistant to the Director, Diagnostic Imaging Program of the National Cancer Institute, a member of the American Board of Radiology, and a director of the American Investment Bank, N.A. Dr. Bragg is a member of the Audit Committee of the Board of Directors.

     Thomas J. Cable has been a director of the Company since 1984. Mr. Cable founded and has been general partner of Cable & Howse Ventures, Inc., a venture capital firm, since 1977. He is also a director of EndoSonics Corporation, Ostex International Corporation and Mycogen Corporation. Mr. Cable is a member of the Compensation Committee of the Board of Directors.

     Morgan W. Nields has served as Chief Executive Officer and Chairman of the Board since the Company's incorporation in 1973 and served as President from August 1990 until December 1992. Mr. Nields is a Director and member of the Board of Governors of the National Electrical Manufacturers Association (NEMA). He is also a director of Breast Health Care Management, Inc. He holds a BA degree from Williams College and an MBA from the Amos Tuck School of Business Administration at Dartmouth College.

     Kinney L. Johnson has been a director of the Company since 1973 and was actively involved with the management of the Company from 1973 through February 1985. Mr. Johnson serves as a principal at Sequel Venture Partners, a venture capital firm located in Boulder, Colorado, a position he has held since 1997,
and was a principal at Capital Health Venture Partners from 1985 to 1997.   Mr.
Johnson is a member of the Audit Committee of the Board of Directors.

     Kathryn A. Paul has been a director since March 1998. Ms. Paul began her career with Kaiser Permanente in 1970, and has held a variety of management positions since that time, including serving as Senior Vice President and Regional Manager, Kaiser Permanente Ohio Region from 1986 to 1994, President of the Colorado and Kansas City regions from 1994 to 1996, President of Kaiser Permanente's Rocky Mountain Division from 1996 to March 1999 and, since March 1999, President Group Operations West, with responsibility for Kaiser Permanente
operations in Colorado, Hawaii, Seattle, Portland, and Kansas City.   Ms. Paul
is also Chairperson of the Board of Directors of the Federal Reserve Board of Denver, and serves on the boards of a variety of civic and charitable organizations. She is a member of the Compensation Committee of the Board of Directors.

     R. John Fletcher has been a director since June 1998. Mr. Fletcher serves as Chief Executive Officer of Boston-based Fletcher Spaght, Inc., a strategic consulting firm which specializes in health care and high technology companies, a position he has held since 1983. From 1977 to 1983, he was with The Boston Consulting Group, Inc. and from 1975 to 1977, served on the faculty of The Wharton School in Philadelphia. Mr. Fletcher is also a director of Nitinol Medical Technologies, and AutoImmune.

Compensation of Directors

     All nonemployee directors of the Company are reimbursed for expenses incurred for attendance at meetings of the Board of Directors and each receives an annual director's fee of $10,000.

     Pursuant to the Director Plan, which was adopted in 1993 and amended in 1998, and which is administered by the Board of Directors, a director who is not an employee of the Company automatically receives a grant of options to purchase 5,000 shares of Common Stock upon his or her election to the Board of Directors, plus an additional grant of options to purchase 5,000 shares on each February 26th thereafter (if the person remains a director on such date). Members of the Board of Directors serving on the Compensation and Audit Committees receive additional options to purchase 1,000 shares of Common Stock upon election to these committees and each February 26th thereafter. The options automatically granted under the Director Plan have an exercise price equal to the fair market value of the Common Stock on the date of grant, are immediately exercisable and expire ten years from their date of grant. If a person ceases to be a director for any reason other than death or disability, the options remain exercisable for a period equal to the director's length of service, but not less than one year and not greater than five years. If the event of death or disability, the options remain exercisable for a period of twelve months, but in no event beyond ten years from the date of grant. A total of 300,000 shares of Common Stock has been reserved for issuance under the Director Plan. As of December 31, 1998, options to purchase 89,000 shares of Common Stock were outstanding under the Director Plan at an average price of $4.20 per share.

                               EXECUTIVE OFFICERS

     The current executive officers of the Company, who serve at the pleasure of the Board of Directors, are as follows:

                Name                Age               Position with Company
        --------------------        ---          -------------------------------
        Morgan W. Nields             53          Chairman of the Board and Chief
                                                 Executive Officer
        Anthony G. DeCarolis         52          Vice President, Sales,
                                                 Marketing, and Service
        William C. Fee               49          Vice President,
                                                 Finance/Corporate Secretary
        Mike Tesic, Ph. D.           61          Vice President, Engineering

     Biographical information regarding Mr. Nields is set forth above under the heading "Directors."

     Anthony G. DeCarolis joined the Company in May 1995 as Vice President of Sales and became Vice President, Sales and Marketing shortly thereafter. Mr. DeCarolis assumed responsibility for Service operations in September 1996. Prior to joining the Company, Mr. DeCarolis served in national sales management positions for Toshiba America Medical Systems from 1989 to March 1995 and in management positions at General Electric Company from 1985 to 1989. He has been involved in diagnostic medical imaging since 1981. Mr. DeCarolis holds a BS degree from the University of Pittsburgh.

     William C. Fee joined the Company in August 1995 as its Controller, and was appointed Vice President, Chief Accounting Officer in June 1997. He was appointed Corporate Secretary in August 1998 and Vice President, Finance in March 1999. Prior to joining the Company, Mr. Fee was Controller for Neodata Services, Inc., a direct marketing and fulfillment company, from December 1993 to July 1995. From 1988 to 1993, Mr. Fee served as Vice President of Finance for a privately-held defense contractor and Controller of a start-up biotechnology company. From 1978 to 1988, Mr. Fee held a variety of financial management positions with AlliedSignal Inc. Mr. Fee began his career with Ernst & Young, where he was a member of the audit staff from 1971 to 1978. Mr. Fee holds a BA degree in Accounting and an MBA from Michigan State University.

     Dr. Tesic joined the Company in November 1993 as Vice President, Engineering. Prior to joining the Company, Dr. Tesic served as Vice President of Engineering and Strategic Development of Lunar Corporation, a medical capital equipment manufacturer, from January 1992 to November 1993. Dr. Tesic was also previously Manager of Research and Development for Varian Corporation's Magnetic Resonance Spectroscopy business from July 1986 to January 1992 and, prior to that, held several management positions with Picker International. Dr. Tesic holds a Ph.D. degree in physics from Case Western Reserve University.

            SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     The Company's officers and directors and persons who are beneficial owners of more than 10% of the Company's Common Stock ("10% beneficial owners") are required to file reports of their holdings and transactions in the Company's Common Stock with the SEC and the Nasdaq Stock Market and to furnish the Company with copies of such reports.

     Based solely upon its review of the reports it has received and upon written representations it has obtained from these persons, the Company believes that the Company's officers, directors and 10% beneficial owners have complied with all such filing requirements with respect to 1998 except as set forth in this paragraph. During 1998, a late Form 4 was filed on behalf of Mr. Johnson and late Form 3's were filed on behalf of Ms. Paul and Mr. Fletcher at the time of their election as members of the Company's Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the compensation to the Company's Chief Executive Officer and the Company's executive officers whose salary and bonus exceeded $100,000 for services rendered during the fiscal years ended December 31, 1998, 1997, and 1996:

                           SUMMARY COMPENSATION TABLE


                                                                Compensation
                                                                   Awards
                                                              ----------------
                                       Annual Compensation    # of Securities       All Other
                                      ---------------------      Underlying          Compen-
Name and Principal Position    Year    Salary(1)     Bonus       Options (2)        sation (3)
---------------------------    ----   -----------   -------   ----------------      ---------
Morgan W. Nields               1998     $239,970    $     0           25,000        $75,750
Chairman of the Board          1997      234,018          0           25,000         75,750
Chief Executive Officer        1996      214,709          0          125,000         75,750

Anthony G. DeCarolis           1998      152,266     35,000           20,000              0
Vice President, Sales and      1997      141,362     70,000           20,000              0
Marketing                      1996      133,699     45,504           76,000              0

William C. Fee                 1998      114,380     24,000           20,000              0
Vice President, Finance/       1997      102,705     20,000           30,000              0
and Secretary                  1996       93,273          0           14,000              0

Mike Tesic, Ph.D.              1998      164,845     16,875           20,000         21,577
Vice President, Engineering    1997      158,894     40,000           20,000         21,577
                               1996      152,622          0           76,000         21,577

(1) The amount includes payouts, if any, for excess accrued vacation.
(2) Included in the 1996 option awards are options repriced during the year (100,000 as to Mr. Nields, 56,000 as to each of Messrs. DeCarolis and Tesic and 4,000 as to Mr. Fee). The 1998, 1997, and the remainder of the 1996 option awards represent new options granted during the respective years.
(3) These amounts principally represent the premiums paid under "split-dollar" life insurance on behalf of certain officers under which the Company will be reimbursed for premiums paid upon the officer's death. The executive receives no ownership in the portion of cash surrender value representing premiums paid under the policies until retirement, and then only if minimum service requirements have been met.

                       OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth certain information with respect to individual grants of stock options to the Company's Named Executive Officers during the fiscal year ended December 31, 1998:

                                         Percent of
                           Number of       Total
                          Securities      Options                                  Potential Realizable Value at
                          Underlying     Granted to   Exercise or                     Assumed Annual Rates of
                           Options       Employees    Base Price    Expiration      Stock Price Appreciation for
        Name            Granted (#)(1)    in 1998     ($ / Share)      Date               Option Term (2)
--------------------------------------  -----------  ------------  ------------  ---------------------------------
                                                                                   At 5% ($)        At 10% ($)
                                                                                 ---------------------------------
Morgan W. Nields            25,000         15.4%        $4.000         6/12/08      $62,889          $159,374
Anthony G. DeCarolis        20,000         12.3%         4.000         6/12/08       50,312           127,499
William C. Fee              20,000         12.3%         4.000         6/12/08       50,312           127,499
Mike Tesic                  20,000         12.3%         4.000         6/12/08       50,312           127,499

(1) Options granted to executive officers in 1998 vest in equal monthly increments over a four year period, except that the initial 25% vests in its entirety only after one year.

(2) Potential realizable values are reported net of the option exercise price, but before taxes associated with the exercise of the option. These amounts are based on the total of all option grants to the executive for the year and upon the assumed rates of appreciation over the 10 year option term. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock, as well as the option holder's continued employment through the vesting period. The amounts reflected in this table may not necessarily be achieved.


           AGGREGATED STOCK OPTION EXERCISES IN LAST FISCAL YEAR AND
                      FISCAL YEAR-END STOCK OPTION VALUES

     The table below sets forth information concerning exercises of stock options during 1998 and the value of stock options held at the end of the fiscal year ended December 31, 1998 by the Company's Named Executive Officers:

                                                                    # of Securities Underlying        Value of Unexercised
                            # of Shares      Value Realized            Unexercised Options            In-the-Money Options
                              Acquired       (market price             at December 31, 1998         at December 31, 1998 (1)
                                 on         at exercise, less       --------------------------     --------------------------
Name                          Exercise       exercise price)        Exercisable  Unexercisable     Exercisable  Unexercisable
----                        -----------     -----------------       -----------  -------------     -----------  -------------
Morgan W. Nields                     0              $      0            127,917        132,083           $   0        $    0
Anthony G. DeCarolis                 0                     0             51,834         84,166               0             0
William C. Fee                       0                     0             27,167         41,833               0             0
Mike Tesic                           0                     0             54,334         81,666               0             0


(1) Based on the closing stock price at December 31, 1998 of $2.125 per share, as reported on the Nasdaq Stock Market, less exercise price.

                             RETENTION BONUS PLAN

     In December 1995, the Board of Directors adopted a Retention Bonus Plan (the "Retention Plan"). Under the Retention Plan, all employee options to purchase shares of Common Stock will vest immediately and the Company make payments to executive officers and other key employees of the Company (the "Participants") in the event of a change of control of the Company. A "change of control" under the Retention Plan is defined to occur upon the acquisition of 35% or more of the Company's outstanding Common Stock by a single person or group, the occurrence of specified changes in the composition of the Board of Directors within specified time periods, a consolidation or merger in which the Company is not the surviving corporation, the sale or other transfer of 50% or more of the assets or earnings power of the Company, the adoption of a plan of liquidation or dissolution of the Company, or certain other similar events. Payments made to a Participant under the Retention Plan will not exceed an amount equal to his or her annual base salary in effect immediately prior to the change of control. The Participants, who presently include the executive officers of the Company, are selected by the Board of Directors, which may select additional Participants in the future.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information, as of April 16, 1999, with respect to the beneficial ownership of the Company's Common Stock by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock; (ii) each director and director nominee of the Company; (iii) the Company's Chief Executive Officer and those executive officers of the Company other than the Chief Executive Officer whose salary and bonus exceeded $100,000 as of the end of the Company's fiscal year; and (iv) all directors and executive officers as a group.

                                                            Shares Beneficially
                                                                 Owned(1)
                                                      ------------------------------
       Name and Address of Beneficial Owner             Number           Percentage
   --------------------------------------------       ---------         ------------
   GE Medical Systems, a division of
      General Electric Company                          506,667   (2)         6.7%
      P. O. Box 414
      Milwaukee, Wisconsin 53201

   Dimensional Fund Advisors Inc.                       440,100   (3)         6.3
      1299 Ocean Avenue, 11th Floor
      Santa Monica, CA 90401

   Arnold H. Snider                                     400,000   (4)         5.7
   Deerfield Capital L.P. and Deerfield Partners, L. P.           (4)          (5)
      450 Lexington Avenue, Suite 1930
      New York, NY 10017

   Directors and officers:
     Morgan W. Nields                                 1,151,341   (5)        16.1
      12300 North Grant St.
      Denver, CO  80241
     Kinney L. Johnson                                  259,500   (6)         3.7
     David G. Bragg, M.D.                                22,000   (7)           *
     Thomas J. Cable                                     31,064   (8)           *
     R. John Fletcher                                    12,000   (9)           *
     Kathryn A. Paul                                     10,000  (10)           *
     Anthony G. DeCarolis                                73,542  (11)         1.0
     William C. Fee                                      59,123  (12)           *
     Mike Tesic                                          66,958  (13)           *

     All directors and executive officers

     as a group (10 persons)                             1,685,528  (14)        22.7%

     * Less than 1%

(1) This table is based upon information supplied by officers and directors and Schedules 13G filed by principal stockholders with the Securities and Exchange Commission (the "SEC") in February 1999. Unless otherwise noted, each person identified possesses sole voting and investment power with respect to the shares listed. A beneficial owner is any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, has or shares voting power or investment power over the shares. Number of shares includes all shares underlying options that will be exercisable prior to June 16, 1999.

(2) Represents 506,667 shares of Series D Convertible Preferred Stock ("Preferred Stock") that are immediately convertible into 506,667 shares of Common Stock at the option of their holder. Until converted, the Preferred Stock is non-voting, except as required by law.

(3) Based upon the Schedule 13G filed with the SEC on February 11, 1999, Dimensional Fund Advisors Inc. ("DFAI") has sole voting and investment power over 440,100 shares. The reported shares are owned by advisory clients of DFAI; DFAI disclaims beneficial ownership of all reported shares.

(4) Based upon the joint Schedule 13G filed with the SEC on February 3, 1999, Arnold H. Snider has shared voting and investment power over 400,000 shares, Deerfield Capital, L.P. and Deerfield Partners, L.P. have shared voting and investment power over 326,000 shares and Deerfield Management Company and Deerfield International Limited have shared voting and investment power over 74,000 shares.

(5) Includes 170,523 and 118,943 shares held by The Robert L. Nields Trust and the Florence Wesson Nields Irrevocable Trust, respectively. Mr. Nields is a co-trustee and a beneficiary of both trusts and exercises shared voting and investment power as to such shares. Mr. Nields disclaims beneficial ownership of the shares held by both trusts except to the extent of his proportionate interest as beneficiary of the trusts. The amount shown also includes 143,698 shares that may be purchased pursuant to options exercisable prior to June 16, 1999.

(6) Includes 25,000 shares that may be purchased pursuant to options exercisable prior to June 16, 1999.

(7) Represents 22,000 shares that may be purchased pursuant to options exercisable prior to June 16, 1999.

(8) Includes 28,000 shares that may be purchased pursuant to options exercisable prior to June 16, 1999.

(9) Represents 12,000 shares that may be purchased pursuant to options exercisable prior to June 16, 1999.

(10) Represents 10,000 shares that may be purchased pursuant to options exercisable prior to June 16, 1999.

(11) Includes 66,542 shares that may be purchased pursuant to options exercisable prior to June 16, 1999.

(12) Includes 36,646 shares that may be purchased pursuant to options exercisable prior to June 16, 1999.

(13) Represents 66,958 shares that may be purchased pursuant to options exercisable prior to June 16, 1999.

(14) Includes 410,844 shares that may be purchased pursuant to options exercisable prior to June 16, 1999.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company's Thornton headquarters and manufacturing facility is leased from a partnership whose general partners are Morgan W. Nields, Chief Executive Officer and Chairman of the Company, and Kinney L. Johnson, a member of the Company's Board of Directors, under a lease effective August 1, 1992, which expires July 31, 2012. The lease requires the Company to pay all taxes, insurance, operating and maintenance expenses for the facility, and provides for an annual base rent which is subject to adjustment at the beginning of the 8th, 13th and 18th lease year based on the then current market rent for similar premises, provided the base rent may not be increased at any one time by more than 7%. The Company made total lease payments of $744,000 in 1998.

     The foregoing lease was approved by a majority of the Company's disinterested directors at the time it was entered into by the Company. The Company believes that this lease was entered into for bona fide business purposes and was on terms no less favorable to the Company than could have been obtained from unaffiliated third parties.

     As of December 31, 1998, GE Medical Systems ("GEMS"), a division of General Electric Company, owned 1,333,333 shares of Series D Convertible Preferred Stock, then representing an approximately 16% equity ownership interest in the Company. By an agreement effective March 24, 1999, GEMS surrendered 826,666 of Series D Convertible Preferred Stock in exchange for a non-exclusive right to manufacture the Tilt-C system, which the Company has manufactured for GEMS since 1994. This represents a renegotiation of the Company's previous arrangement with GEMS whereby GEMS would receive the Tilt C rights under certain circumstances in exchange for 100% of its Series D Preferred Stock. In addition to other terms, the agreement amends certain terms of the Company's Series D Preferred Stock in the event of a change of control transaction. First, if a change of control transaction occurs or the Company comes to an agreement to effect a change of control transaction prior to March 24, 2000, then GEMS will be entitled to $7.50 per share less the average closing price of a share of the Company's common stock for the twenty trading days preceding March 24, 1999, on each of the 826,666 shares surrendered pursuant to the agreement. Second, as to the remaining 506,667 outstanding shares of Series D Preferred Stock, change of control rights will expire on March 24, 2002. For these purposes, a change of control transaction generally includes any transaction involving a transfer of more than 50% of the combined voting power of the Company's capital stock or a sale by the Company of all or substantially all of its assets to any one or more of Picker International, Inc., Siemens Medical Systems, Toshiba America Medical Systems, Inc., or Philips Medical Systems, or any affiliate thereof. In 1998, the Company's sales to GEMS under an original equipment manufacturer contract accounted for $3.4 million, or 5.9%, of the Company's total revenues.

     During 1998, the Company invested $100,000 in Breast Health Management, Inc. ("BHM"), a corporation formed in 1998 to develop and market office and records management products and services for physicians offices conducting breast healthcare procedures. The Company currently holds all of the non-voting capital stock and two-thirds of the entire equity interest of BHM. In 1998 Mr. Nields also invested a total of $50,000 in BHM. Mr. Nields is a director of BHM, and holds all of the voting capital stock and one-third of the entire equity interest of BHM.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FISCHER IMAGING CORPORATION


                                    By: /s/ William C. Fee
                                        ----------------------------------------
Date:  May 7, 1999                       William C. Fee
                                         Chief Financial Officer and Principal
                                         Accounting Officer