Form 10-Q
period 1999-04-04
FISCHER IMAGING CORP
filed 1999-05-12
CIK 750901

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For The Quarter Ended April 4, 1999


[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________

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


Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing
requirements for the past 90 days.  Yes  X    No ____
                                        ----

                                                     Shares Outstanding as of
             Title of Class                                April 4, 1999
 ----------------------------------------              --------------------

     Common Stock,  $0.01 par value                           7,028,855


                          FISCHER IMAGING CORPORATION

                               TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION                                                 Page
                                                                                ----


     Item 1.   Consolidated Financial Statements

               Consolidated Balance Sheets -
               April 4, 1999 and December 31, 1998                               3

               Consolidated Statements of Operations -
               Three months ended
               April 4, 1999 and March 30, 1998                                  4

               Consolidated Statements of Cash Flows -
               Three months ended
               April 4, 1999 and  March 30, 1998                                 5

               Notes to Consolidated Financial Statements                        6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                              11

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk       21

PART II.  OTHER INFORMATION


     Item 6.   Exhibits and Reports on Form 8-K                                 24


                          FISCHER IMAGING CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands except share data)

                                                                           April 4,       December 31,
                                                                             1999             1998
                                                                       --------------   --------------
                                                                         (Unaudited)
                                     ASSETS

CURRENT ASSETS
 Cash and cash equivalents                                                  $  1,105      $    929
 Trade accounts receivable, net of allowance for doubtful accounts of approximately $739 and $726 at April 4, 1999 and
   December 31, 1998, respectively                                            14,379        16,797
 Inventories                                                                  21,191        22,023
 Prepaid expenses and other current assets                                       768         1,098
                                                                            --------      --------
     Total current assets                                                     37,443        40,847
                                                                            --------      --------
PROPERTY AND EQUIPMENT (at cost)
 Manufacturing equipment                                                       9,518         9,467
 Office equipment and leasehold improvements                                   6,087         5,936
                                                                            --------      --------
                                                                              15,605        15,403
 Less- Accumulated depreciation and amortization                              10,457         9,994
                                                                            --------      --------
       Property and equipment, net                                             5,148         5,409
                                                                            --------      --------
INTANGIBLE ASSETS, net                                                         2,817         2,957
DEFERRED COSTS AND OTHER ASSETS                                                1,949         1,756
                                                                            --------      --------
       TOTAL ASSETS                                                         $ 47,357      $ 50,969
                                                                            ========      ========


                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES
 Notes payable and current maturities of long-term debt                     $  5,508      $  6,838
 Trade accounts payable                                                        5,589         5,204
 Accrued salaries and wages                                                    1,614         2,225
 Customer deposits                                                             2,993         2,599
 Accrued warranty and installation costs                                       1,686         1,124
 Accrued restructuring costs                                                     377         1,015
 Deferred service revenue                                                        867         1,132
 Other current liabilities                                                     2,196         1,615
                                                                            --------      --------
       Total current liabilities                                              20,830        21,752

LONG-TERM DEBT                                                                   520           587
OTHER NONCURRENT LIABILITIES                                                     200           200
                                                                            --------      --------
       TOTAL LIABILITIES                                                      21,550        22,539
                                                                            --------      --------
STOCKHOLDERS' INVESTMENT
 Common Stock, $.01 par value, 25,000,000 shares authorized, 7,028,855 and 6,980,150 shares issued and outstanding at April 4, 1999 and
   December 31, 1998, respectively                                                70            70
 Preferred Stock, 5,000,000 shares authorized:
   Series C Junior Participating Preferred Stock, $.01 par value, 500,000
    shares authorized, no shares issued and outstanding                            -             -
   Series D Convertible Preferred Stock, $.01 par value, 506,667 and 1,333,333 shares authorized, issued and outstanding at
    April 4, 1999 and December 31, 1998, respectively; liquidation preference of $3.8 million and $10.0 million at April 4, 1999
    and December 31, 1998, respectively (Note 6)                                   5            13
 Additional paid-in capital                                                   43,264        49,366
 Accumulated deficit                                                         (18,109)      (21,459)
 Accumulated other comprehensive income (foreign
   currency translation adjustments)                                             577           440
                                                                            --------      --------
       TOTAL STOCKHOLDERS' INVESTMENT                                         25,807        28,430
                                                                            --------      --------
       TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                       $ 47,357      $ 50,969
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

                          FISCHER IMAGING CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands except per share data)
                                  (Unaudited)


                                                                              Three Months Ended
                                                                   -------------------------------------
                                                                       April 4,               March 30,
                                                                         1999                   1998
                                                                     -------------          -------------
REVENUES
      Products and services                                               $14,165                $13,667
      Sale of manufacturing license (Note 6)                                6,200                     --
                                                                          -------                -------
      Total                                                                20,365                 13,667

COST OF SALES
      Products and services                                                 9,101                  8,408
      Sale of manufacturing license                                           400                     --
                                                                          -------                -------
       Total                                                                9,501                  8,408
                                                                          -------                -------
             Gross profit                                                  10,864                  5,259

OPERATING EXPENSES
      Research and development                                              1,415                  1,392
      Selling, marketing and service                                        3,475                  3,531
      General and administrative                                            2,223                  1,358
                                                                          -------                -------
              Total operating expenses                                      7,113                  6,281
                                                                          -------                -------

INCOME (LOSS) FROM OPERATIONS                                               3,751                 (1,022)

      Interest expense                                                       (280)                   (54)
      Interest income                                                          57                     30
      Other (expense) income, net                                            (178)                   (73)
                                                                          -------                -------

INCOME (LOSS) BEFORE INCOME TAXES                                           3,350                 (1,119)
      Benefit for income taxes                                                 --                     --
                                                                          -------                -------
NET INCOME (LOSS)                                                         $ 3,350                $(1,119)
                                                                          =======                =======

NET INCOME (LOSS) PER SHARE
      Basic                                                               $  0.48                $ (0.16)
                                                                          =======                =======
      Diluted                                                             $  0.40                $ (0.16)
                                                                          =======                =======

SHARES USED TO CALCULATE
INCOME (LOSS) PER SHARE
      Basic                                                                 7,029                  6,980
                                                                          =======                =======
      Diluted                                                               8,344                  6,980
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

                          FISCHER IMAGING CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                  (Unaudited)

                                                                                Three Months Ended
                                                                              ----------------------
                                                                               April 4,    March 30,
                                                                                 1999        1998
                                                                              ----------  ----------

 CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                          $ 3,350      $(1,119)
                                                                              -------      -------
   Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities-
     Noncash sale of manufacturing license                                     (6,200)          --
     Depreciation                                                                 529          549
     Amortization of intangible assets                                            140          172
     Provision for doubtful accounts                                               --           (4)
     Provision for excess and obsolete inventories                                301          305
     Sales and retirements of assets                                               --           60
     Foreign exchange losses                                                      151           57
     Restructuring costs                                                         (638)        (321)
     Other changes in current assets and liabilities-
       Decrease in trade accounts receivable                                    2,418          272
       Decrease (Increase) in inventories                                         531       (2,215)
       Decrease (Increase) in prepaid expenses and other current assets           330         (108)
       (Increase) Decrease in deferred costs and other assets                    (193)          90
       Increase in trade accounts payable                                         385          978
       Decrease in accrued salaries and wages                                    (611)         (13)
       Increase in customer deposits                                              394          899
       Increase (Decrease) in accrued warranty and installation costs             562          (52)
       Decrease in deferred service revenue                                      (265)         (26)
       Increase (Decrease) in other current liabilities                           581         (278)
     Other                                                                        (82)          (3)
                                                                              -------      -------
         Total adjustments                                                     (1,667)         362
                                                                              -------      -------
         Net cash provided (used in) by operating activities                    1,683         (757)
                                                                              -------      -------
 CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                          (186)        (161)
                                                                              -------      -------
         Net cash used in investing activities                                   (186)        (161)
                                                                              -------      -------

 CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from sales of common stock, net                                        90          132
   Net borrowings under line of credit agreement                               (1,350)          --
   Repayments of long-term debt                                                   (47)         (80)
                                                                              -------      -------
         Net cash used in financing activities                                 (1,307)         (52)
                                                                              -------      -------
 EFFECT OF EXCHANGE RATE CHANGES ON CASH                                          (14)          15
                                                                              -------      -------
 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             176         (851)
 CASH AND CASH EQUIVALENTS, beginning of period                                   929        3,439
                                                                              -------      -------
 CASH AND CASH EQUIVALENTS, end of period                                     $ 1,105      $ 2,588
                                                                              =======      =======

   The accompanying notes are an integral part of these financial statements.

                          FISCHER IMAGING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. GENERAL
----------

In the opinion of management, the accompanying unaudited consolidated balance sheets and statements of operations and cash flows contain all adjustments, consisting only of normal recurring items, necessary to present fairly the financial position of Fischer Imaging Corporation (the "Company") on April 4, 1999, its results of operations for the three months ended April 4, 1999 and March 30, 1998 and its cash flows for the three months ended April 4, 1999 and March 30, 1998.

The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by generally accepted accounting principles. The financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest annual report on Form 10-K for the year ended December 31, 1998.

Typically, and for the year ending December 31, 1999 the Company closes its first three fiscal quarters as of the Sunday closest to the end of March, June and September. In 1998, to more evenly distribute the days between quarters, the first three fiscal quarters were closed as of the Monday closest to quarter-end.



2. INVENTORIES
--------------

Inventories include costs of materials, direct labor and manufacturing overhead. Inventories are priced at the lower of cost (using primarily the last-in, first-out ("LIFO") method of valuation) or market. Writedowns for excess or obsolete inventories are charged to expense in the period in which conditions giving rise to the writedowns are first recognized.

Inventories consisted of the following components (in thousands):


                                                April 4,          December 31,
                                                 1999                1998
                                             ---------------      ------------

  FIFO cost-
       Raw materials                             $14,410             $14,684
       Work in process and finished goods         14,169              14,099
  LIFO valuation adjustment                         (520)               (520)
                                                 -------             -------
       Total before valuation reserves            28,059              28,263
  Less valuation reserves                         (6,868)             (6,240)
                                                 -------             -------
  Inventories, net                               $21,191             $22,023
                                                 =======             =======

3.  OTHER CURRENT LIABILITIES
-----------------------------

Other current liabilities consisted of the following (in thousands):

                                                           April 4,           December 31,
                                                             1999                 1998
                                                       --------------       ---------------
         Accrued sales, property, and
             other state and local taxes                   $   397                $   594
         Other                                               1,799                  1,021
                                                           -------                -------
         Total other current liabilities                   $ 2,196                $ 1,615
                                                           =======                =======


4. NOTES PAYABLE AND LONG-TERM DEBT
-----------------------------------

Notes payable and long-term debt consisted of the following (in thousands):

                                                          April 4,             December 31,
                                                            1999                  1998
                                                       --------------       ---------------

         Borrowing under bank revolving line of credit     $ 5,222                $ 6,572
         Capitalized lease obligations                         779                    827
         Other                                                  27                     26
                                                           -------                -------
                                                             6,028                  7,425
         Less--Current maturities                           (5,508)                (6,838)
                                                           -------                -------
         Long-term debt                                    $   520                $   587
                                                           =======                =======


See "Management's Discussion & Analysis - Liquidity and Capital Resources" for a discussion of the Company's line of credit.

5.  NET EARNINGS (LOSS) PER SHARE
---------------------------------

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

            A reconciliation between the number of securities used to calculate basic and, where anti-dilutive, diluted earnings per share is as follows:


                                                                                        April, 4,     March 30,
                                                                                          1999          1998
                                                                                      ------------  ------------
   Weighted average number of common shares outstanding (Shares used in Basic
    Earnings Per Share Computation)...................................................       7,029         6,980
                                                                                             -----         -----
Shares of convertible preferred stock (as if converted)...............................       1,315         1,333
Effect of stock options (treasury stock method).......................................          --             2
                                                                                             -----         -----
Shares used in Diluted Earnings Per Share Computation, if dilutive....................       8,344         8,315
                                                                                             =====         =====

For the three months ended March 30, 1998, the effects of the convertible preferred stock and stock options were excluded from the calculation of diluted earnings per share in the accompanying Consolidated Statements of Operations because the result would have been anti-dilutive. As of April 4, 1999 and March 30, 1998, there were, respectively, 1,058,925 and 860,000 outstanding options to purchase shares of Common Stock under the company's current stock option plans.

6.  SALE OF MANUFACTURING LICENSE
---------------------------------

By an agreement effective March 24, 1999, General Electric Company, on behalf of GE Medical Systems, exchanged 826,666, or 62%, of the 1,333,333 shares of Convertible Preferred Stock then owned by GE Medical Systems ("GEMS") for a non-exclusive right to manufacture the Tilt-C system, which the Company has manufactured for GEMS since 1994. The Company expects to continue its manufacturing activity for GE Medical Systems through at least December 1999, the original expiration date of its manufacturing agreement with GEMS. Completion of this transaction reduced GEMS' ownership of the Company from 15.9% to 6.7%, on a diluted basis.

7.  RESTRUCTURING COSTS
-----------------------

During the third quarter of 1997, the Company decided to close its Addison, Illinois manufacturing facility and, accordingly, recorded a $2.9 million restructuring provision for the remaining lease obligations (net of estimated sublease payments), facility closing costs, severance and other non-recurring costs associated with this decision. In January 1999, the Company fulfilled its remaining obligations for this facility by agreeing to a $1.0 million lease buyout, over an eight month period, completing the Addison closure within the original $2.9 million provision. During the three months ended April 4, 1999 and March 30, 1998, the Company spent approximately $638,000 and $321,000, respectively including, in 1999, required payments under the lease buyout.

8.  REPORTING COMPREHENSIVE INCOME
----------------------------------

In 1998, the Company adopted Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130, effective for years beginning after December 15, 1997, establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise except those changes resulting from investments by or distributions to its owners. For the Company, comprehensive income includes only net earnings or loss and foreign currency translation adjustments, as follows:

                                                                        Three Months Ended
                                                                ----------------------------------
                                                                    April 4,            March 30,
                                                                      1999                1998
                                                                --------------      --------------
          Net income (loss)                                             $3,350             $(1,119)
          Foreign currency translation adjustments                         137                  73
                                                                        ------             -------
          Comprehensive income (loss)                                   $3,487             $(1,046)
                                                                        ======             =======

9.  OPERATING AND GEOGRAPHIC SEGMENT INFORMATION
------------------------------------------------

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


Three Months Ended                                   United States                   International     Internal
------------------                      ----------------------------------------  -------------------  ---------
April 4, 1999:                          Proprietary    OEM    Export     Total    Australia   Europe     Sales      Total
--------------                          -----------  -------  -------  ---------  ----------  -------  ---------  ---------

Revenues:
    Product..............................   $ 5,840   $3,684   $2,225   $11,749      $   21    $ 115      $(174)   $11,711
    Service..............................     2,269                       2,269          39      146                 2,454
    Sale of manufacturing license........     6,200       --       --     6,200          --       --         --      6,200
                                            -------  -------  -------   -------      ------    -----      -----    -------
                                             14,309    3,684    2,225    20,218          60      261       (174)    20,365
                                            -------  -------  -------   -------      ------    -----      -----    -------
  Costs of sales:
    Product..............................     3,065    2,656    1,156     6,877          13       63       (118)     6,835
    Service..............................       556       --       --       556          24       20        (56)       544
    Sale of manufacturing license........       400       --       --       400          --       --         --        400
                                            -------  -------  -------   -------      ------    -----      -----    -------
    Allocated............................     4,021    2,656    1,156     7,833          37       83       (174)     7,779
                                            -------  -------  -------
    Unallocated..........................                                 1,722          --       --                 1,722
                                                                        -------      ------    -----               -------
                                                                          9,555          37       83       (174)     9,501
                                                                        -------      ------    -----      -----    -------
  Gross profit...........................                                10,663          23      178         --     10,864
  Operating expenses.....................                                 6,939          92       82         --      7,113
                                                                        -------      ------    -----      -----    -------
  Loss from operations...................                                 3,724         (69)      96         --      3,751
  Interest expense.......................                                  (229)         --      (51)        --       (280)
  Interest income........................                                    56           1       --         --         57
  Other expense, net.....................                                   (25)         79     (232)        --       (178)
  Income taxes...........................                                    --          --       --         --         --
                                                                        -------      ------    -----      -----    -------
  Net loss...............................                               $ 3,526      $   11    $(187)     $  --    $ 3,350
                                                                        =======      ======    =====      =====    =======
  Identifiable assets....................                               $45,593      $1,033    $ 731               $47,357
                                                                        =======      ======    =====               =======
  Capital expenditures...................                               $   186      $   --    $  --               $   186
                                                                        =======      ======    =====               =======
  Depreciation...........................                               $   523      $    6    $  --               $   529
                                                                        =======      ======    =====               =======


Three Months Ended                                   United States                  International     Internal
------------------                      ---------------------------------------  -------------------  ---------
March 30, 1998:                         Proprietary    OEM    Export    Total    Australia   Europe     Sales      Total
---------------                         -----------  -------  ------  ---------  ----------  -------  ---------  ----------

Revenues:
    Product...........................       $7,363   $3,445    $890   $11,698       $  38    $ 238      $(288)    $11,686
    Service...........................        1,899       --      --     1,899          35       47         --       1,981
                                             ------  -------  ------   -------       -----    -----      -----     -------
                                              9,262    3,445     890    13,597          73      285       (288)     13,667
                                             ------  -------  ------   -------       -----    -----      -----     -------
  Costs of sales:
    Product...........................        4,338    2,277     514     7,129          46      131       (281)      7,025
    Service...........................          347       --      --       347          35        9         (7)        384
                                             ------  -------  ------   -------       -----    -----      -----     -------
    Allocated.........................        4,685    2,277     514     7,476          81      140       (288)      7,409
                                             ------  -------  ------
    Unallocated.......................                                     999          --       --                    999
                                                                       -------       -----    -----                -------
                                                                         8,475          81      140       (288)      8,408
                                                                       -------       -----    -----      -----     -------
  Gross profit........................                                   5,122          (8)     145         --       5,259
  Operating expenses..................                                   6,068         107      106         --       6,281
                                                                       -------       -----    -----      -----     -------
  Loss from operations................                                    (946)       (115)      39         --      (1,022)
  Interest expense....................                                     (54)         --       --         --        (181)
  Interest income.....................                                      29           1       --         --         271
  Other expense, net..................                                      (9)         44     (108)        --        (760)
  Income taxes........................                                      --          --       --         --          --
                                                                       -------       -----    -----      -----     -------
  Net loss............................                                 $  (980)      $ (70)   $ (69)     $  --     $(1,119)
                                                                       =======       =====    =====      =====     =======
  Identifiable assets.................                                 $48,338       $ 904    $ 721                $49,963
                                                                       =======       =====    =====                =======
  Capital expenditures................                                 $   161       $  --    $  --                $   161
                                                                       =======       =====    =====                =======
  Depreciation........................                                 $   537       $   8    $   4                $   549
                                                                       =======       =====    =====                =======

  Internal sales from the United States to Australia and Europe are recorded on the basis of transfer pricing established by the Company. International sales to OEM customers are managed and, therefore, reported as part of OEM business results.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the results of operations and financial condition should be read in conjunction with the company's Consolidated Financial Statements and Notes thereto appearing in the company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "Form 10-K"). This Form 10-Q, including the information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as
amended.   For this purpose, statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "expects," "anticipates," "plans," "estimates," and similar words and expressions are intended to identify such statements. These forward-looking statements include statements about:

 . resolutions of deficiencies noted by the FDA;
 . the adequacy of financial resources;
 . future operating results including revenues and expenses;
 . sales under the company's strategic alliances, marketing arrangements, and other agreements pertaining to Mammotest, digital radiography, and other products;
 . the status of SenoScan and other new products in development;
 . the size and growth of the company's markets;
 . the effectiveness of efforts to transfer production activities from the company's Addison, Illinois manufacturing facility;
 . the success of efforts to reduce manufacturing and other costs;
 . manufacturing capacity and capabilities;
 . submissions to the FDA and receipt of FDA approvals and clearances;
 . the company's assessment of costs of modifications required to become Year
  2000 compliant;
 . availability of raw materials and components; and . other matters.

These forward-looking statements involve risks and uncertainties. The actual results that the company achieves may differ materially from those discussed in such forward-looking statements due to the risks and uncertainties described in the risks of investing in the company set forth:

(i) in the Business section of the Form 10-K under the headings:

   "Risks Associated with OEM Agreements," "Sales and Marketing,"
   "International Operations," "Strategic Alliances", "Risks of Technological Change and New Products," "Risks of New Product Development and Market Acceptance," "Competition," "Government Regulation," "Government Reimbursement," `Manufacturing and Operating Risks," "Product Liability, Market Withdrawal, and Product Recalls," "Patents and Intellectual Property," "Risk of Dependence on Key Personnel," in the Market for Registrant's

   Common Equity and Related Stockholder Matters under the headings "Risk of Price Volatility of Common Stock," `Risks of Fluctuations in Quarterly Results of Operations," "Risks of Fluctuations in Quarterly Results of Operations," Risks Associated with Shares Eligible for Future Sale," "Risks Associated with Control by Management and Certain Stockholders," and "Certain Anti-Takeover Effects,"

(ii) in the Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") section of the Form 10-K under the "Overview" heading, (iii) elsewhere in the Business, MD&A, and other sections of the Form 10-K, and (iv) in this Form 10-Q under the "Overview section of MD&A and elsewhere.

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

The company has experienced significant losses in four of the five years ended December 31, 1998 and, excluding the sale of a manufacturing license (See Note 6 to these Consolidated Financial Statements), in the first quarter of 1999. Although the company was profitable in 1995 and for the first nine months of 1996, significant losses have been incurred since then. Significant factors giving rise to recent losses include excessive manufacturing capacity and related manufacturing costs, intense competition for certain of the company's products, declining margins and demand for OEM products, and a general slowdown in capital expenditures by hospitals. The company cannot predict when it will return to profitability, although it has taken significant steps to reduce costs and improve sales. These include:

 . entering into distribution partnerships in 1997 and 1998 with Ethicon
  Endo-Surgery for the marketing and sale of Mammotest breast biopsy systems in the United States and in Europe;
 . entering into a strategic alliance with Direct Radigraphy Corporation for the development and marketing of digital radiography products (See the "Strategic Alliances" heading of the Business Section of Form 10-K);
 . closure of the company's Addison, Illinois manufacturing facility; and . other actions to reduce operating expenses and manufacturing costs.

Improvement in the company's results of operations will depend on many factors, including:

 . demand for the company's products;
 . the availability of adequate financial resources;
 . the company's ability to maintain or increase gross margins;
 . the effectiveness of efforts to control manufacturing and other costs;
 . effective negotiation and implementation of product distribution arrangements; . effective implementation of marketing and sales strategies in the United
  States and internationally;
 . maintenance or renewal of orders under OEM agreements with favorable terms;
  and
 . the development and introduction of new products that compete successfully.

The company believes that improved factory utilization is a key factor in returning to profitability. Therefore, the company decided in the third quarter of 1997 to close its Addison, Illinois manufacturing facility and outsource or transfer Addison production. In January 1999, the company fulfilled its remaining obligations for this facility by agreeing to a $1.0 million lease buyout, over an eight month period, completing the Addison closure within the original $2.9 million provision.

The company expects continued significant quarterly and annual fluctuations in revenues, operating results and net income, depending on such factors as:

 . delays in development projects;
 . the timing of orders for large system products and products produced under OEM contracts, and related manufacturing and shipment scheduling;
 . new product introductions or marketing initiatives by the company or its competitors;
 . the effects of managed healthcare on capital expenditures and reimbursement;
 . increases in marketing, research, and other costs in relation to sales;
 . regulatory clearance of new products;
 . the effect of general economic conditions of the company's markets; and . the effects of seasonal patterns and other timing issues with respect to customer purchasing decisions.

Because the timing of the occurrence of such factors is difficult to anticipate and many of the company's costs are fixed, the company may not be able to sufficiently reduce its costs in periods when its revenues are less than anticipated and may suffer unexpected losses or lower income in these periods.

In recent years, the company has attempted to expand its international sales and marketing efforts, which have resulted in losses from its international operations. The company can expect to continue to incur losses until international revenues reach sufficient levels. Additionally, the company's exposure to foreign currency and other international business risk may increase as its international business grows. The company attempts to minimize these risks by: (i) generally requiring payments in U.S. dollars; (ii) using letters of credit; and (iii) requiring advance deposits and through other means. There can be no assurance, however, that international sales efforts will be successful or that the associated risks can be minimized. International revenues declined substantially in 1998 and 1997, but increased significantly in the first quarter of 1999 as compared to the first quarter of 1998.

Sales of the company's Mammotest breast biopsy systems were lower in 1997 as compared to 1996, due in part to aggressive competition within the surgical stereotactic core needle breast biopsy market from U.S. Surgical. Sales in this market increased in 1998, in part due to the company's marketing partnerships with Ethicon Endo-Surgery. In December 1998, following its acquisition by Tyco Corporation, U. S. Surgical terminated its OEM agreement with Trex Medical, the company's principle competitor in this market. While long-term competitive conditions for Mammotest may become more favorable to the company, there could be unfavorable near-term impacts of U. S. Surgical's departure from this market, depending on inventory conditions and other factors.

In January 1999, the Agfa-Gevaert Group announced the acquisition of Sterling Diagnostic Imaging, Inc., the parent of Direct Radiography Corp., the company's partner in developing digital imaging products for the general radiography market. Direct Radiography was not included in this acquisition; however, on April 29, 1999, Sterling entered into an agreement whereby Hologic Corporation will acquire Direct Radiography. The company expects to continue its partnership with Direct Radiography under its new ownership.


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

Year 2000 Project

The company is in the process of evaluating its products, computer hardware, and operating software, and third party suppliers for possible Year 2000 problems. This project is organized as follows:

                                                                                        Anticipated        Anticipated
                                                                                        Completion        Out-of-Pocket
              Area                                    Task/Status                          Date                Cost
---------------------------------  -------------------------------------------------  ---------------  --------------------
I. Products:
   Current versions                Initial review                                        Complete               *
                                   Documentation                                         Complete               *
   Earlier versions                Develop evaluation/testing program                    Complete               *
                                   Perform testing                                       Complete               *
                                   Documentation                                         Complete               *
                                   Develop remedial program, if necessary              2nd qtr 1999             *
II. Primary business software:
                                   Upgrade to Year 2000 compliant version                Complete      Under $25,000
                                   Perform testing                                       Complete               *
                                   Provide user training                                 Complete               *
                                   Update customized reporting/features                  Complete               *
III. Other software applications:
   Major payroll and
       Engineering applications    Obtain certificaton of Year 2000 compliance           Complete
   Other applications              Evaluate and/or obtain certifications               3rd qtr 1999             *

IV. Hardware:
    Networks                       Confirm Year 2000 compliance                          Complete               *
    Personal computers             Confirm Year 2000 compliance                          Complete               *
                                   Replace or upgrade as necessary                     2nd qtr 1999    Under $100,000
V. Third party suppliers:
                                   Establish evaluation criteria                         Complete               *
                                   Survey suppliers                                    2nd qtr 1999             *
                                   Re-source as necessary                              3rd qtr 1999             *

      * No significant out-of-pockets incurred or expected to be incurred.

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

Based on its assessment to date, the company believes that few of its current products will be affected by the Year 2000 problem. Of those that may be affected, the only significant risk appears to be the possible inaccurate dating of patient records. The remedial actions to correct dating problems that may occur appear to be either:

 . the customer being able to reset the date (on a one-time basis) to prevent future occurrences; or

 . implementation of modifications currently under development by the company or third-party suppliers, which were finalized and available to customers as of the end of the first quarter of 1999.

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

Proforma Results of Operations for the Three Months Ended April 4, 1999

The company's results of operations for the three months ended April 4, 1999 included items of a non-recurring nature, as follows (in thousands):

                                                                           Increase (Decrease)
                                               ---------------------------------------------------------------------------
                                                                         Gross            Operating           Net Income
                                                    Revenues             Profit           Expenses              (Loss)
                                               ------------------  ------------------ ------------------ -----------------
Reported results of operations                           $20,365             $10,864          $7,113           $ 3,350
Sale of manufacturing license (1)                         (6,200)             (5,800)             --            (5,800)
Accruals for contractual issues (2)                           --                  --            (886)              886
                                                         -------             -------          ------           -------
Normalized proforma results of operations
                                                         $14,165             $ 5,064          $6,227           $(1,564)
                                                         =======             =======          ======           =======

(1) During the first quarter, the company sold to G. E. Medical Systems a non-exclusive right to manufacture the Tilt-C system, in exchange for 826,666 shares of Series D Convertible Preferred Stock previously held by G. E. Medical Systems. See Note 6 to these unaudited consolidated financial statements.

(2) Due to legal activities which occurred during the first quarter of 1999, the company has concluded that it is probable that the company will incur settlement costs to resolve contractual issues with respect to two product installations.

The remainder of Management's Discussion and Analysis of Results of Operations will be based on normalized proforma results of operations for the three months ended April 4, 1999.

Results of Operations

Revenues and net loss, on a normalized proforma basis, for the first quarter of 1999 were $14,165,000 and $1,564,000, respectively, as compared to revenues of $13,667,000 and a net loss of $1,119,000 for the first quarter of 1998. Revenues in the first quarter of 1999 were favorably impacted by significant increases in shipments of mammography products and higher service revenues, partially offset by a substantial decline in shipments of electrophysiology products. Gross margin as a percent of revenues decreased from 38.5% in the first quarter of 1998 to 35.8% in the first quarter of 1999, primarily due to increased unfavorable absorption of manufacturing costs associated with lower levels of production hours and material purchases and to inefficiencies associated with production activities transferred from the company's Addison, Illinois factory, partially offset by a shift in mix to higher margin proprietary products. On a normalized proforma basis, operating expenses were about the same in the first quarter of 1999 versus the first quarter of 1998. Other income and expense was more unfavorable in the first quarter of 1999 versus 1998, primarily due to foreign exchange loss in Europe caused by the strengthening U. S. dollar, and higher interest expense associated with higher borrowings under the company's revolving line of credit. As a result of these factors, the net loss increased from $1,119,000 in the first quarter 1998 to $1,564,000, on a normalized proforma basis, in the first quarter of 1999.

The following table sets forth the percentage of revenues represented by certain data included in the company's statements of operations for the periods indicated (on a normalized proforma basis for 1999):



                                                 Three Months Ended
                                            April 4,            March 30,
                                              1999                1998
                                        ---------------      ---------------

Revenues                                    100.0  %               100.0  %
Gross margin                                 35.8                   38.5
Research and development                     10.0                   10.2
Selling, marketing and service               24.5                   25.8
General and administrative                    9.4                    9.9
Loss from Operations                         (8.2)                  (7.5)
Benefit for income taxes                      ---                    ---
Net loss                                    (11.0)                  (8.2)


Revenues. First quarter normalized proforma 1999 revenues were $14,165,000, a 4% increase from first quarter 1998 revenues of $13,677,000. The increase reflects approximately 20% increases in shipments of mammography products and service revenues, offset by a substantial decline in shipments of electrophysiology product shipments, essentially caused by a delay in the shipment of two systems planned for the first quarter of 1999. The increase was in the U. S. direct and international dealer channels of distribution, and was offset by a decline in U. S. dealer sales.

Gross Profit. For the first quarter of 1999, gross profit expressed as a percentage of revenues was 35.8%, as compared to 38.5% for the first quarter of 1998. The decrease in gross profit as a percentage of revenues was primarily due to: (i) an increase in unfavorable absorption of manufacturing costs associated with lower levels of material purchases and fewer production hours and (ii) inefficiencies associated with production activities transferred from the company's Addison, Illinois factory, which were partly offset by a shift in mix to higher margin mammography products and service revenues.

Research and Development Expenses. Research and development expenses for the first quarter of 1999 and 1998 were $1,415,000 and $1,392,000, respectively. This represented 10.0% of revenues for 1999 and 10.2% of revenues for 1998. These results were relatively unchanged. The key product development focuses continue to be digital mammography, digital general radiography, and ultrasound mammography.

Selling, Marketing and Service Expenses. Selling, marketing and service expenses for the first quarters of 1999 and 1998 were $3,475,000 and $3,531,000, respectively, or 24.5% and 25.8%, respectively, of revenues. As compared to the same period in 1998, selling, marketing and service expense decreased modestly, both in amount and as a percentage of revenuesdue to a reduction in marketing outlays, as the company has increased its reliance on the marketing outlays of its marketing partners. The reduction in marketing expenditures was partly offset by a shift in sales mix to proprietary products sold though the direct channel of distribution, with associated higher commissions, installation and warranty provisions.

General and Administrative Expenses. General and administrative expenses for the first quarter of 1999 and 1998 remained relatively unchanged at $1,337,000, on a normalized proforma basis, and $1,358,000, respectively, Legal costs were at a high level in the first quarters of both 1999 and 1998 due to the company's patent infringement lawsuit against Trex Medical Corporation.

Interest Expense / Interest Income. Interest expense for the three months ended April 4, 1999 and March 30, 1998 was $280,000 and $54,000, respectively. Interest income for the first quarter of 1999 and 1998 was $57,000 and $30,000, respectively. The increase in interest expense, net of interest income, in the first quarter of 1999 as compared to the first quarter of 1998 is due primarily to higher levels of borrowings under the company's working capital line of credit, primarily due to the funding of operating losses, offset by reductions in investment in inventory and accounts receivable.

Net Loss.   The company's net loss for the first quarter of 1999, on a normalized proforma basis, was $1,564,000, as compared to the first quarter 1998 net loss of $1,119,000. The deterioration was primarily due to the unfavorable effects of lower levels of production hours and material purchases on absorption of manufacturing costs and a $230,000 foreign exchange loss from European operations, partly offset the the favorable effects of increases in higher mammography product sales and service revenues.

Income Taxes

The Company's estimated effective tax rate for the year ended December 31, 1999 is currently 0%. Accordingly, no income tax benefit or provision has been recorded for the three months ended April 4, 1999. This rate was determined based upon the anticipated 1999 results of operations includable in the domestic consolidated tax return and upon projected net temporary differences between operating results reflected in the financial statements and those required to be reflected in the 1999 domestic consolidated tax return. As of December 31, 1998, the company had valuation allowances of approximately $8.8 million, reducing net deferred tax assets to $0. The realizability of net deferred tax assets is dependent on the company's ability to generate future taxable income, and the company's estimate of realizable deferred tax assets may change in the near future.

No income tax provisions have been recognized for foreign tax jurisdictions and no income tax benefits have been recognized for subsidiary losses outside the domestic consolidated return because they are not expected to reverse in the foreseeable future.

Liquidity and Capital Resources

Net cash provided by operating activities for the three months ended April 4, 1999 was $1.7 million compared to $0.8 million used in operations in the comparable period of 1998. The cash provided by operations was due to a $4.1 million decrease in working capital, partly offset by $1.8 million of cash used to fund operating results (net income before non-cash expenses and excluding the non-cash sale of a manufacturing license). The working capital decrease consisted of $2.4 million in net collections of accounts receivable, a $0.5 million decreased investment in inventories, a $0.4 million increase in customer deposits, and a $1.4 million in increased accruals; partly offset by $0.6 million of restructuring-related expenditures (see Note 7 to Notes to Consolidated Financial Statements).

Net cash used in investing activities was $0.2 million for the three months ended April 4, 1999, or essentially the same as the comparable period in 1998.

Net cash used in financing activities for the three months ended April 4, 1999 was $1.3 million, principally due to reduced borrowings under the company's bank revolving line of credit, made possible by the decreased investment in working capital.

As of April 4, 1999, the company had $1.1 million in cash and cash equivalents and working capital of $16.6 million. The company has a $15.0 million bank revolving line of credit arrangement, subject to borrowing base restrictions. Due to the effects of these restrictions, which are based on eligible receivables and inventory, only $8.9 million of the line was available as of April 4, 1999, of which $3.7 million was unused. The agreement is secured by the company's accounts receivable, inventories, and fixed assets and may be called by the lender upon 30 days notice. The agreement is renewable monthly and such renewals are subject to a fee of $5,000 per month. The borrowings under the agreement are subject to interest at one percent over the bank's prime rate of interest, or 8.75%, at April 4, 1999.

The company's losses and negative cash flows from operations over the past several years have depleted substantially all of its cash and have resulted in borrowing levels approaching the maximum amounts available. Further, as noted above, the principal lender may withdraw the revolving credit facility at any time upon giving the company 30 days notice. Any such withdrawal, or any occurrence of the company's liquidity needs exceeding its available borrowing capacity, would have a material adverse impact on the company's operations. The company has, however, taken significant actions to reduce the level of operating losses and fixed cash requirements. See "Overview" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

The company has no present plans for capital expenditures in 1999 materially different from recent years.

The company believes its current cash and cash equivalent balances and its available borrowings under the line of credit will satisfy its liquidity needs for 1999. The company may need to obtain additional debt or equity capital to fund its long-term needs for growth.



Item 3.  Quantitative and Qualitative Disclosures About Market Risk:
--------------------------------------------------------------------

  Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the company due to adverse changes in financial and commodity market prices and rates. The company is exposed to market risk in the areas of changes in United States interest rates and changes in foreign currency exchange rates as measured against the United States dollar. These exposures are directly related to its normal operating and funding activities. Historically and as of April 4, 1999, the company has not used derivative instruments or engaged in hedging activities.

 Interest Rate Risk

  The interest payable on the company's revolving line of credit is variable based on the prime rate and, is therefore, affected by changes in market interest rates. At April 4, 1999, approximately $5.2 million was outstanding with an interest rate of 8.75% (prime plus 1%). The line of credit is cancelable upon 30 days notice by the lender and, should such cancellation occur, or the company's liquidity needs exceed amounts available under this line of credit, the interest rate applicable to replacement credit facilities might be significantly higher. For example, if the interest rate in effect for the three month periods ended April 4, 1999 and March 30, 1998 on the company's line of credit had been twice the rates in effect, would have incurred additional interest expense of approximately $280,000, or $.03 per share, and $54,000, or $.01 per share, respectively. The company attempts to manage its interest rate risk by monitoring interest rates which are available under other types of lending instruments and through other lenders but, at present, does not qualify for lending instruments which would not be more expensive that its current month-to-month lending arrangement. Therefore, the company's exposure to changes in interest rates will be significant until such time as its operating results permit it greater access to other lenders and lending instruments on terms equivalent or superior to those available under its current lending agreement.

 Foreign Currency Risk

  The company has a wholly-owned subsidiary in Australia and a 90% owned subsidiary in Denmark which, in turn, owns subsidiaries in Germany and France. Local assets and liabilities, principally intercompany debt to the parent company, are recorded in local currencies, thereby creating exposures to changes in exchange rates. These changes may positively or negatively affect the company's operating results. As disclosed at Note 10 to Notes to Consolidated Financial Statements, revenues in foreign currency through all foreign subsidiaries constituted under 3% of the company's total revenues for the three month periods ended April 4, 1999 and March 30, 1998.

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

                          PART II.  OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K:
-----------------------------------------

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



                            FISCHER IMAGING CORPORATION



                            /s/ WILLIAM C. FEE
                            ------------------
                            William C. Fee
                            Vice President , Finance/
                            Chief Financial Officer and
                            Principal  Accounting Officer



May 12, 1999

                                 Exhibit Index
                                 -------------


Exhibit No.                       Description
-----------                       -----------
27                          Financial Data Schedule