Form 10-Q
period 1999-07-04
FISCHER IMAGING CORP
filed 1999-08-12
CIK 750901

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                      For The Quarter Ended July 4, 1999


[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

         For the transition period from _____________ to ______________

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


The number of shares of Registrants's Common Stock outstanding as of July 4, 1999 was 7,029,000.

                          FISCHER IMAGING CORPORATION

                               TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION                                         Page
                                                                        ----


Item 1.   Consolidated Financial Statements

            Consolidated Balance Sheets --
            July 4, 1999 (unaudited) and December 31, 1998                3

            Consolidated Statements of Operations (unaudited) --
            Three and six months ended July 4, 1999 and June 29, 1998     4

            Consolidated Statements of Cash Flows (unaudited) --
            Six months ended July 4, 1999 and June 29, 1998               5

            Notes to Consolidated Financial Statements (unaudited)        6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                      11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk     21



PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to Vote of Security Holders              22

Item 6.   Exhibits and Reports on Form 8-K                               22

                          FISCHER IMAGING CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands except share data)

                                                                           July 4,        December 31,
                                                                            1999              1998
                                                                         -----------      ------------
                                                                         (Unaudited)
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                 $  1,109          $    929
  Trade accounts receivable, net of allowance for doubtful
    accounts of approximately $700 and $726 at July 4, 1999
    and December 31, 1998, respectively                                       16,492            16,797
  Inventories                                                                 17,529            22,023
  Prepaid expenses and other current assets                                      834             1,098
                                                                         -----------      ------------
         Total current assets                                                 35,964            40,847
PROPERTY AND EQUIPMENT
  Manufacturing equipment                                                      9,519             9,467
  Office equipment and leasehold improvements                                  6,246             5,936
                                                                         -----------      ------------
                                                                              15,765            15,403
  Less- Accumulated depreciation and amortization                             11,003             9,994
                                                                         -----------      ------------
         Property and equipment, net                                           4,762             5,409
                                                                         -----------      ------------
INTANGIBLE ASSETS, net                                                         2,678             2,957
DEFERRED COSTS AND OTHER ASSETS                                                1,373             1,756

                                                                         -----------      ------------
         TOTAL ASSETS                                                       $ 44,777          $ 50,969
                                                                         ===========      ============

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES
  Notes payable and current maturities of long-term debt                    $  5,891          $  6,838
  Trade accounts payable                                                       4,888             5,204
  Accrued salaries and wages                                                   2,072             2,225
  Customer deposits                                                            2,518             2,599
  Accrued warranty and installation costs                                      1,629             1,124
  Accrued restructuring costs                                                    261             1,015
  Deferred service revenue                                                       808             1,132
  Other current liabilities                                                    2,140             1,615
                                                                         -----------      ------------
         Total current liabilities                                            20,207            21,752

LONG-TERM DEBT                                                                   450               587
OTHER NONCURRENT LIABILITIES                                                     200               200
                                                                         -----------      ------------
         TOTAL LIABILITIES                                                    20,857            22,539
                                                                         ===========      ============
STOCKHOLDERS' INVESTMENT
  Common Stock, $.01 par value, 25,000,000 shares authorized,
    7,028,855 and 6,980,150 shares issued and outstanding at
    July 4, 1999 and December 31, 1998, respectively                              70                70
  Preferred Stock, 5,000,000 shares authorized:
    Series C Junior Participating Preferred Stock, $.01 par value,
      500,000 shares authorized, no shares issued and outstanding                 --                --
    Series D Convertible Preferred Stock, $.01 par value, 506,667 and 1,333,333 shares authorized, issued and outstanding at
      July 4, 1999 and December 31, 1998, respectively;
      liquidation preference of $3.8 million and $10.0 million at
      July 4, 1999 and December 31, 1998, respectively (Note 6)                    5                13
  Additional paid-in capital                                                  43,264            49,366
  Accumulated deficit                                                        (20,070)          (21,459)
  Accumulated other comprehensive income (foreign
    currency translation adjustments)                                            651               440
                                                                          ----------      ------------
         TOTAL STOCKHOLDERS' INVESTMENT                                       23,920            28,430
                                                                          ----------      ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                     $ 44,777         $  50,969
                                                                          ==========      ============

   The accompanying notes are an integral part of these financial statements.

                          FISCHER IMAGING CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in thousands except per share data)
                                  (Unaudited)


                                                          Three Months Ended                           Six Months Ended
                                                      ----------------------------                ---------------------------
                                                      July 4,            June 29,                 July 4,            June 29,
                                                       1999                1998                    1999                1998
                                                      --------           ---------                --------           --------
REVENUES
      Products and services                           $ 16,695           $  15,250                $ 30,860            $ 28,917
      Sale of manufacturing license (Note 6)                --                  --                   6,200                  --
                                                      --------           ---------                --------            --------
      Total                                             16,695              15,250                  37,060              28,917

COST OF SALES
      Products and services                             10,748               9,304                  19,849              17,712
      Sale of manufacturing license                         --                  --                     400                  --
                                                      --------           ---------                --------            --------
      Total                                             10,748               9,304                  20,249              17,712
                                                      --------           ---------                --------            --------
              Gross profit                               5,947               5,946                  16,811              11,205

OPERATING EXPENSES
      Research and development                           1,663               1,529                   3,078               2,921
      Selling, marketing and service                     3,976               3,968                   7,451               7,499
      General and administrative                         1,356               1,266                   3,579               2,624
      Restructuring provision (Note 7)                     750                  --                     750                  --
                                                      --------           ---------                --------            --------
              Total operating expenses                   7,745               6,763                  14,858              13,044
                                                      --------           ---------                --------            --------

(LOSS) INCOME FROM OPERATIONS                           (1,798)               (817)                  1,953              (1,839)

      Interest expense                                    (129)                (59)                   (409)               (113)
      Interest income                                       12                  16                      69                  46
      Other (expense) income, net                          (46)               (124)                   (224)               (197)
                                                       --------           ---------                --------           --------

(LOSS) INCOME BEFORE INCOME TAXES                       (1,961)               (984)                  1,389              (2,103)
      Benefit for income taxes                              --                  --                      --                  --
                                                      --------           ---------                --------            --------
NET (LOSS) INCOME                                     $ (1,961)          $    (984)               $  1,389            $ (2,103)
                                                      ========           =========                ========            ========

NET (LOSS) INCOME PER SHARE
      Basic                                           $  (0.28)          $   (0.14)               $   0.20            $  (0.30)
                                                      ========           =========                ========            ========
      Diluted                                         $  (0.28)          $   (0.14)               $   0.17            $  (0.30)
                                                      ========           =========                ========            ========

SHARES USED TO CALCULATE
(LOSS) INCOME PER SHARE
      Basic                                              7,029               6,980                   7,029               6,980
                                                      ========           =========                ========            ========
      Diluted                                            7,029               6,980                   7,944               6,980
                                                      ========           =========                ========            ========




   The accompanying notes are an integral part of these financial statements.

                          FISCHER IMAGING CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)
                                  (Unaudited)

                                                                                        Six Months Ended
                                                                                 -----------------------------
                                                                                  July 4,             June 29,
                                                                                   1999                 1998
                                                                                 -------              --------
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                            $  1,389              $ (2,103)
                                                                                --------              --------
   Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities--
     Noncash sale of manufacturing license                                        (6,200)                   --
     Restructuring provision                                                         750                    --
     Depreciation                                                                  1,077                 1,130
     Amortization of intangible assets                                               279                   344
     Provision for doubtful accounts                                                  20                  (112)
     Provision for excess and obsolete inventories                                   453                   428
     Sales and retirements of assets                                                  --                   103
     Foreign exchange losses                                                         187                    43
     Restructuring payments                                                         (754)                 (340)
     Other changes in current assets and liabilities--
       Decrease in trade accounts receivable                                          35                   196
       Decrease (Increase) in inventories                                          3,891                (3,302)
       Decrease (Increase) in prepaid expenses and other current assets              264                  (219)
       Decrease in deferred costs and other assets                                   383                   129
       (Decrease) Increase in trade accounts payable                                (316)                  543
       Decrease in accrued salaries and wages                                       (153)                 (289)
       (Decrease) Increase in customer deposits                                      (81)                1,546
       Increase in accrued warranty and installation costs                           505                   132
       Decrease in deferred service revenue                                         (324)                 (117)
       Increase (Decrease) in other current liabilities                              175                   (96)
     Other                                                                           (50)                   (7)
                                                                                --------              --------
            Total adjustments                                                        141                   112
                                                                                --------              --------
            Net cash provided by (used in) operating
            activities                                                             1,530                (1,991)
                                                                                ========              ========
 CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                             (380)                 (410)
                                                                                --------              --------
            Net cash used in investing activities                                   (380)                 (410)
                                                                                --------              --------
 CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from sales of common stock, net                                           90                   132
   Net borrowings under line of credit agreement                                    (965)                   --
   Repayments of long-term debt                                                     (119)                 (141)
                                                                                --------              --------
            Net cash used in financing activities                                   (994)                   (9)
                                                                                --------              --------
 EFFECT OF EXCHANGE RATE CHANGES ON CASH                                              24                    72
                                                                                --------              --------
 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                180                (2,338)

 CASH AND CASH EQUIVALENTS, beginning of period                                      929                 3,439
                                                                                --------              --------
 CASH AND CASH EQUIVALENTS, end of period                                       $  1,109              $  1,101
                                                                                ========              ========

   The accompanying notes are an integral part of these financial statements.

                          FISCHER IMAGING CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1)  GENERAL

In management's opinion, the accompanying unaudited consolidated balance sheets and statements of operations and cash flows contain all adjustments, consisting only of normal recurring items, necessary to present fairly the financial position of Fischer Imaging Corporation (the "Company") on July 4, 1999, its results of operations for the three and six months ended July 4, 1999 and June 29, 1998 and its cash flows for the six months ended July 4, 1999 and June 29, 1998. Results of operations and cash flows for the interim periods may not be indicative of the results of operations and cash flows for the full fiscal year.

These unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by generally accepted accounting principles. The financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest annual report on Form 10-K for the year ended December 31, 1998.

Typically, and for the year ending December 31, 1999, the Company closes its first three fiscal quarters as of the Sunday closest to the end of March, June and September. In 1998, to more evenly distribute the days between quarters, the first three fiscal quarters were closed as of the Monday closest to quarter-end.


(2)  INVENTORIES

Inventories include costs of materials, direct labor and manufacturing overhead. Inventories are priced at the lower of cost (using primarily the last-in, first-out ("LIFO") method of valuation) or market. Writedowns for excess or obsolete inventories are charged to expense in the period in which conditions giving rise to the writedowns are first recognized.

Inventories consisted of the following components (in thousands):

                                                                          July 4,        December 31,
                                                                           1999             1998
                                                                        -----------     -------------
FIFO cost--
     Raw materials                                                      $    13,463     $      14,684
     Work in process and finished goods                                      11,086            14,099
LIFO valuation adjustment                                                      (520)             (520)
                                                                        -----------     -------------
     Total before valuation reserves                                         24,029            28,263
Less valuation reserves                                                      (6,500)           (6,240)
                                                                        -----------     -------------
Inventories, net                                                        $    17,529     $      22,023
                                                                        ===========     =============

(3)  OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following (in thousands):

                                                                           July 4,            December 31,
                                                                             1999                 1998
                                                                         ------------         -------------
Accrued sales, property, and
    other state and local taxes                                          $        293         $         594
Legal and contractual accruals                                                  1,662                   615
Other                                                                             185                   406
                                                                         ------------         -------------
Total other current liabilities                                          $      2,140         $       1,615
                                                                         ============         =============

                          FISCHER IMAGING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                  (Unaudited)

(4)  NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consisted of the following (in thousands):

                                                                               July 4,             December 31,
                                                                                1999                   1998
                                                                             ----------          --------------

Borrowing under bank revolving line of credit                                 $ 5,607                $ 6,572
Capitalized lease obligations                                                     706                    827
Other                                                                              28                     26
                                                                              -------                -------
                                                                                6,341                  7,425
Less--Current maturities                                                       (5,891)                (6,838)
                                                                              -------                -------
Long-term debt                                                                $   450                $   587
                                                                              =======                =======

In July 1999, the Company and its lender amended the terms of their month-to-month line of credit facility by reducing the maximum borrowing level from $15.0 million to $10.0 million and increasing the percentage which may be borrowed against qualified inventories (the "advance rate"). If these changes had been in effect as of July 4, 1999, the amount of unused borrowing capacity would have been reduced from $5.5 million to $4.4 million.

See "Management's Discussion & Analysis - Liquidity and Capital Resources" for further discussion of the Company's line of credit.

(5)  NET (LOSS) INCOME PER SHARE

Basic income or loss per share is computed by dividing the net income or loss by the weighted average number of shares of common stock outstanding. Diluted income or loss per share is determined by dividing the net income or loss by the sum of: (1) the weighted average number of common shares outstanding; (2) if dilutive, the number of shares of convertible preferred stock as if converted upon issuance; and (3) if dilutive, the effect of outstanding stock options determined utilizing the treasury stock method.

A reconciliation between the number of securities used to calculate basic and, if dilutive, diluted income per share is as follows (in thousands):

                                                                       Three Months Ended           Six Months Ended
                                                                      --------------------        --------------------
                                                                       July 4,    June 29,         July 4,    June 29,
                                                                        1999       1998             1999       1998
                                                                      ---------  ---------        ---------  ---------
Weighted average number of common shares outstanding
(Shares used in Basic Earnings Per Share Computation)  .............      7,029      6,980            7,029      6,980
                                                                      ---------  ---------        ---------  ---------
Shares of convertible preferred stock (as if converted)  ...........        507      1,333              915      1,333
Effect of stock options (treasury stock method)  ...................         --         --               --          5
                                                                      ---------  ---------        ---------  ---------
Shares used in Diluted Earnings Per Share Computation, if dilutive..      7,536      8,313            7,944      8,318
                                                                      =========  =========        =========  =========

For the three months ended July 4, 1999 and for the three and six months ended June 29, 1998, the effects of the convertible preferred stock and stock options were excluded from the calculation of diluted income per share in the accompanying Consolidated Statements of Operations since the result would have been anti-dilutive. As of July 4, 1999 and June 29, 1998, there were, respectively, 1,058,925 and 956,175 outstanding options to purchase shares of Common Stock under the Company's current stock option plans.

                          FISCHER IMAGING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                  (Unaudited)

(6)  SALE OF MANUFACTURING LICENSE

By an agreement effective March 24, 1999, General Electric Company, on behalf of GE Medical Systems, exchanged 826,666, or 62%, of the 1,333,333 shares of Convertible Preferred Stock then owned by GE Medical Systems ("GEMS") for a non-exclusive right to manufacture the Tilt-C system, which the Company has manufactured for GEMS since 1994. The Company expects to continue manufacturing for GE Medical Systems through at least December 1999, the original expiration date of its manufacturing agreement with GEMS. Completion of this transaction reduced GEMS' ownership of the Company from 15.9% to 6.7%, on a diluted basis.

(7)  RESTRUCTURING PROVISION AND PAYMENTS

During the third quarter of 1997, the Company decided to close its Addison, Illinois manufacturing facility and, accordingly, recorded a $2.9 million restructuring provision for the remaining lease obligations (net of estimated sublease payments), facility closing costs, severance and other non-recurring costs associated with this decision. In January 1999, the Company fulfilled its remaining facility obligations by agreeing to a $1.0 million lease buyout, over an eight month period, completing the closure within the original $2.9 million provision.

During the second quarter of 1999, the Company decided to discontinue a product line previously produced in its Addison facility. Accordingly, the Company accrued an additional $750,000 provision for the closure of the Addison facility, principally for the discontinuing of this product line and related product acceptance issues.

During the six months ended July 4, 1999 and June 29, 1998, the Company's restructuring payments were approximately $754,000 and $340,000, respectively including, in 1999, required payments under the lease buyout.

(8)  COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity of an enterprise other than the change resulting from investments by or distributions to its owners. For the Company, comprehensive income includes only net earnings or loss and foreign currency translation adjustments, as follows:

                                                            Three Months Ended                       Six Months Ended
                                                    -----------------------------------       --------------------------------
                                                         July 4,             June 29,             July 4,           June 29,
                                                          1999                 1998                 1999              1998
                                                    --------------       --------------       --------------    --------------

Net (loss) income                                       $ (1,961)           $   (984)            $  1,389          $ (2,103)
Foreign currency translation adjustments                      73                  43                  210               115
                                                          ------                ----               ------          --------
Comprehensive (loss) income                             $ (1,888)           $   (941)            $  1,599          $ (1,988)
                                                          ======                ====               ======          ========

                          FISCHER IMAGING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                  (Unaudited)

(9)  OPERATING AND GEOGRAPHIC SEGMENT INFORMATION

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

                                                       United States                   International
                                          ----------------------------------------  -------------------  Internal
                                          Proprietary    OEM    Export     Total    Australia   Europe     Sales      Total
                                          -----------  -------  -------  ---------  ----------  -------  ---------  ----------
Three Months Ended July 4, 1999
-------------------------------
  Revenues:
   Product........................            $ 8,131   $2,542   $3,413   $14,086       $  --    $ 116      $(180)    $14,022
   Service........................              2,447       --       --     2,447          53      173         --       2,673
                                              -------  -------  -------   -------       -----    -----      -----     -------
                                               10,578    2,542    3,413    16,533          53      289       (180)     16,695
                                              -------  -------  -------   -------       -----    -----      -----     -------
  Costs of sales:
   Product........................              4,339    1,677    2,808     8,824          --       96       (160)      8,760
   Service........................                566       --       --       566          20       10        (20)        576
                                              -------  -------  -------   -------       -----    -----      -----     -------
   Allocated......................              4,905    1,677    2,808     9,390          20      106       (180)      9,336
                                              -------  -------  -------
   Unallocated....................                                          1,412          --       --         --       1,412
                                                                          -------       -----    -----      -----     -------
                                                                           10,802          20      106       (180)     10,748
                                                                          -------       -----    -----      -----     -------
  Gross profit....................                                          5,731          33      183         --       5,947
  Operating expenses, including
     restructuring provision......                                          7,639         124      (18)        --       7,745
                                                                          -------       -----    -----      -----     -------
  (Loss) income from operations...                                         (1,908)        (91)     201         --      (1,798)
  Interest expense................                                            (75)         --      (54)        --        (129)
  Interest income.................                                             10           2       --         --          12
  Other expense, net..............                                             (6)        120     (160)        --         (46)
  Income taxes....................                                             --          --       --         --          --
                                                                          -------       -----    -----      -----     -------
  Net (loss) income...............                                        $(1,979)      $  31    $ (13)     $         $(1,961)
                                                                          =======       =====    =====      =====     =======

Three Months Ended June 29, 1998
--------------------------------
  Revenues:
    Product.......................            $ 8,524   $3,830   $  696   $13,050       $  32    $ 142      $ (53)    $13,171
    Service.......................              2,014       --       --     2,014          36       29         --       2,079
                                              -------  -------  -------   -------       -----    -----      -----     -------
                                               10,538    3,830      696    15,064          68      171        (53)     15,250
                                              -------  -------  -------   -------       -----    -----      -----     -------
  Costs of sales:
    Product.......................              4,810    2,477      391     7,678          26       56        (45)      7,715
    Service.......................                378       --       --       378          36       30         (8)        436
                                              -------  -------  -------   -------       -----    -----      -----     -------
    Allocated.....................              5,188    2,477      391     8,056          62       86        (53)      8,151
                                              -------  -------  -------
    Unallocated...................                                          1,153          --       --         --       1,153
                                                                          -------       -----    -----      -----     -------
                                                                            9,209          62       86        (53)      9,304
                                                                          -------       -----    -----      -----     -------
  Gross profit....................                                          5,855           6       85         --       5,946
  Operating expenses..............                                          6,459         126      178         --       6,763
                                                                          -------       -----    -----      -----     -------
  Loss from operations............                                           (604)       (120)     (93)        --        (817)
  Interest expense................                                            (58)         --       (1)        --         (59)
  Interest income.................                                              9           4        3         --          16
  Other expense, net..............                                            (16)       (160)      52         --        (124)
  Income taxes....................                                             --          --       --         --          --
                                                                          -------       -----    -----      -----     -------
  Net loss........................                                        $  (669)      $(276)   $ (39)     $  --     $  (984)
                                                                          =======       =====    =====      =====     =======

                          FISCHER IMAGING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                  (Unaudited)

                                                        United States                   International
                                          -----------------------------------------  -------------------  Internal
                                          Proprietary    OEM    Export     Total     Australia   Europe     Sales      Total
                                          -----------  -------  -------  ---------   ---------   ------  ---------  ----------
Six Months Ended July 4, 1999
-----------------------------
  Revenues:
    Product ...........................       $13,971   $6,226   $5,638    $25,835       $  21    $ 231      $(354)    $25,733
    Service ...........................         4,716       --       --      4,716          92      319         --       5,127
    Sale of manufacturing license .....         6,200       --       --      6,200          --       --         --       6,200
                                              -------  -------  -------    -------       -----    -----      -----     -------
                                               24,887    6,226    5,638     36,751         113      550       (354)     37,060
                                              -------  -------  -------    -------       -----    -----      -----     -------
  Costs of sales:
    Product  ..........................         7,404    4,333    3,964     15,701          13      159       (278)     15,595
    Service  ..........................         1,122       --       --      1,122          44       30        (76)      1,120
    Sale of manufacturing license  ....           400       --       --        400          --       --         --         400
                                              -------  -------  -------    -------       -----    -----      -----     -------
    Allocated  ........................         8,926    4,333    3,964     17,223          57      189       (354)     17,115
                                              -------  -------  -------
    Unallocated  ......................                                      3,134          --       --         --       3,134
                                                                           -------       -----    -----      -----     -------
                                                                            20,357          57      189       (354)     20,249
                                                                           -------       -----    -----      -----     -------
  Gross profit  .......................                                     16,394          56      361         --      16,811
  Operating expenses, including
     restructuring provision  .........                                     14,578         216       64         --      14,858
                                                                           -------       -----    -----      -----     -------
  Income (loss) from operations  ......                                      1,816        (160)     297         --       1,953
  Interest expense  ...................                                       (304)         --     (105)        --        (409)
  Interest income  ....................                                         66           3       --         --          69
  Other expense, net  .................                                        (31)        199     (392)        --        (224)
  Income taxes  .......................                                         --          --       --         --          --
                                                                           -------       -----    -----      -----     -------
  Net income (loss)   .................                                    $ 1,547       $  42    $(200)     $         $ 1,389
                                                                           =======       =====    =====      =====     =======
  Other information:
    Identifiable assets  ..............                                    $43,171       $ 996    $ 610                $44,777
    Capital expenditures  .............                                        380          --       --                    380
    Depreciation  .....................                                      1,064          13       --                  1,077

Six Months Ended June 29, 1998
----------------------------------------
  Revenues:
    Product  ..........................       $15,887   $7,275   $1,586    $24,748       $  70    $ 380      $(341)    $24,857
    Service  ..........................         3,913       --       --      3,913          71       76         --       4,060
                                              -------  -------  -------    -------       -----    -----      -----     -------
                                               19,800    7,275    1,586     28,661         141      456       (341)     28,917
                                              -------  -------  -------    -------       -----    -----      -----     -------
  Costs of sales:
    Product  ..........................         9,148    4,754      905     14,807          72      187       (326)     14,740
    Service  ..........................           725       --       --        725          71       39        (15)        820
                                              -------  -------  -------    -------       -----    -----      -----     -------
    Allocated  ........................         9,873    4,754      905     15,532         143      226       (341)     15,560
                                              -------  -------  -------
    Unallocated  ......................                                      2,152          --       --         --       2,152
                                                                           -------       -----    -----      -----     -------
                                                                            17,684         143      226       (341)     17,712
                                                                           -------       -----    -----      -----     -------
  Gross profit  .......................                                     10,977          (2)     230         --      11,205
  Operating expenses  .................                                     12,527         233      284         --      13,044
                                                                           -------       -----    -----      -----     -------
  Loss from operations  ...............                                     (1,550)       (235)     (54)        --      (1,839)
  Interest expense  ...................                                       (112)         --       (1)        --        (113)
  Interest income  ....................                                         38           5        3         --          46
  Other expense, net  .................                                        (25)       (116)     (56)        --        (197)
  Income taxes  .......................                                         --          --       --         --          --
                                                                           -------       -----    -----      -----     -------
  Net loss  ...........................                                    $(1,649)      $(346)   $(108)     $         $(2,103)
                                                                           =======       =====    =====      =====     =======
  Other information:
    Identifiable assets  ..............                                    $47,449       $ 758    $ 942                $49,149
    Capital expenditures  .............                                        410          --       --                    410
    Depreciation  .....................                                      1,111           6       13                  1,130

Internal sales from the United States to Australia and Europe are recorded on the basis of transfer pricing established by the Company. International sales to OEM customers are managed and, therefore, reported as part of OEM business results.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition and results of operations should be read in conjunction with the company's Consolidated Financial Statements and Notes thereto appearing in the company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "Form 10-K"). This Form 10-Q, including the information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.
For this purpose, statements contained herein that are not statements of historical fact may be considered forward-looking statements. Without limiting the foregoing, the words "believes", "expects", "anticipates", "plans", "estimates", and similar words and expressions are intended to identify such statements. These forward-looking statements include statements about:

 .  resolutions of deficiencies noted by the FDA;
 .  the adequacy of financial resources;
 .  future revenues, expenses, and other operating results;
 . sales under the company's strategic alliances, marketing arrangements, and other agreements pertaining to Mammotest, digital radiography, and other products;
 .  the status of SenoScan and other new products in development;
 .  the size and growth of the company's markets;
 .  the effectiveness of efforts to transfer production activities from the company's Addison, Illinois manufacturing facility;
 .  the success of efforts to reduce manufacturing and other costs;
 .  manufacturing capacity and capabilities;
 .  submissions to the FDA and receipt of FDA approvals and clearances;
 .  the costs and risks associated with becoming Year 2000 compliant;
 . the availability of raw materials and components; and . other matters.

These forward-looking statements involve risks and uncertainties. The actual results that the company achieves may differ materially from those discussed in such forward-looking statements due to the risks and uncertainties set forth:
(1) in the Business section of the Form 10-K under the headings:

   "Risks Associated with OEM Agreements," "Sales and Marketing,"
   "International Operations," "Strategic Alliances," "Risks of Technological Change and New Products," "Risks of New Product Development and Market Acceptance," "Competition," "Government Regulation," "Government Reimbursement," `Manufacturing and Operating Risks," "Product Liability, Market Withdrawal, and Product Recalls," "Patents and Intellectual Property," "Risk of Dependence on Key Personnel," in the Market for Registrant's Common Equity and Related Stockholder Matters under the headings "Risk of Price Volatility of Common Stock," `Risks of Fluctuations in Quarterly Results of Operations," "Risks of Fluctuations in Quarterly Results of Operations," Risks Associated with Shares Eligible for Future Sale," "Risks Associated with Control by Management and Certain Stockholders," and "Certain Anti-Takeover Effects,"

(2) in the Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") section of the Form 10-K under the "Overview" heading, (3) elsewhere in the Business, MD&A, and other sections of the Form 10-K, and (4) in this Form 10-Q under the "Overview" section of MD&A and elsewhere.

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

Except for the last nine months of 1995, the first nine months of 1996, and excluding the first quarter 1999 one-time gain from the sale of a manufacturing license, the company has experienced significant losses since 1993. Significant factors giving rise to these losses include: costs associated with excessive manufacturing capacity; intense competition for some of the company's products; declining margins and demand for OEM products; and a general slowdown in capital expenditures by hospitals. The company cannot predict when it will return to profitability, although it has taken significant steps to reduce costs and improve sales, including:

 .  entering into distribution partnerships in 1997 and 1998 with Ethicon Endo-
   Surgery for the marketing and sale of Mammotest breast biopsy systems in the United States and in Europe;
 .  entering into a strategic alliance with Direct Radiography Corp. for the development and marketing of digital radiography products;
 . closure of the company's Addison, Illinois manufacturing facility; and . other actions to reduce operating expenses and manufacturing costs.

Improvement in the company's results of operations will depend on many factors, including:

 .  sufficient demand for the company's products to offset the effects of planned reductions in OEM business;
 .  the adequacy of financial resources;
 .  the company's ability to improve gross margins;
 .  the effectiveness of efforts to control manufacturing and other costs;
 .  effective negotiation and implementation of product distribution arrangements;
 .  effective implementation of domestic and international marketing and sales strategies; and
 .  the development and introduction of new products that compete successfully .

Because improved factory utilization was believed to be a key factor in returning to profitability, the company decided in the third quarter of 1997 to close its Addison, Illinois manufacturing facility and outsource or transfer Addison production. Not all production has been successfully transferred, however, and, in the second quarter of 1999, the company accrued an additional

$750,000 provision for the Addison closure, principally for the discontinuing of a product line formerly produced in that facility, including related acceptance issues. See Note 7 to Notes to Consolidated Financial Statements.

The company expects continued significant fluctuations in quarterly and annual in revenues, operating results and net income, depending on factors such as:

 .  delays in the development of new products;
 .  the timing issues with respect to the receipt, manufacture, and shipment of
   OEM and large system product orders;
 .  new product introductions or marketing initiatives by the company or its competitors;
 . the effects of managed healthcare on capital expenditures and reimbursement; . increases in marketing, research, and other costs in relation to sales;
 .  regulatory clearance of new products;
 . the effect of general economic conditions on the company's markets; and . seasonal patterns and other timing issues affecting customer purchasing decisions.

These factors can occur unexpectedly and, because many of its costs are fixed, the company may not be able to sufficiently reduce costs in periods when revenues are less than anticipated and may, as a result, suffer unexpected losses or lower income.

Over the past several years, the company has attempted to expand its international sales and marketing efforts, which has resulted in losses from its international operations. The company can expect to continue to incur losses until sufficient levels of international revenues are reached. Additionally, the company's exposure to foreign currency and other international business risk may increase as its international business grows. The company attempts to minimize these risks by: (1) generally requiring payments in U.S. dollars; (2) using letters of credit; and (3) requiring advance deposits and through other means. There can be no assurance that international sales efforts will be successful or that the associated risks can be minimized. International revenues declined substantially in 1998 and 1997, but increased significantly during the six months of 1999 as compared to the six months of 1998.

Sales of the company's Mammotest breast biopsy systems have fluctuated significantly in recent years, based on changes in competitive conditions. For example, Mammotest sales were lower in 1997 as compared to 1996, due in part to aggressive competition within the surgical stereotactic core needle breast biopsy market from U. S. Surgical, which was then selling breast biopsy systems purchased from Trex Medical, the company's principal competitor in this market. The company's sales in this market improved in 1998, in part due to its marketing partnership with Ethicon Endo-Surgery. In December 1998, U. S. Surgical decided to cease distributing breast biopsy systems and, therefore, terminated its supply agreement with Trex Medical. While U. S. Surgical's decision may improve long-term competitive conditions for Mammotest, there could be unfavorable near-term impacts, depending on inventory conditions and other factors.

The company's partner in developing digital imaging products for the general radiography market is Direct Radiography Corp. In early 1999, the Agfa-Gevaert Group acquired Direct Radiography's parent company, Sterling Diagnostic Imaging, Inc. Direct Radiography was not included in this acquisition, but was later sold to Hologic Corporation in June 1999. The company expects to continue its partnership with Direct Radiography under its new ownership.

Year 2000 Update

General


The company uses software and related technologies in its products and in product development and manufacturing that may be impacted by the Year 2000. The Year 2000 issue exists because many computer systems and applications use two-digit date fields to designate a year. As a result, date-sensitive systems may recognize the Year 2000 as 1900, or not at all. This factor could cause systems to incorrectly process critical financial and operational information.

Year 2000 Project

The company is evaluating its products, computer hardware, and operating software, and third party suppliers for possible Year 2000 problems. This project is organized as follows:

                                                                                        Anticipated        Anticipated
                                                                                        Completion        Out-of-Pocket
              Area                                    Task/Status                          Date                Cost
---------------------------------  -------------------------------------------------  ---------------  --------------------
I. Products:
   Current versions                Initial review                                        Complete               *
                                   Documentation                                         Complete               *
   Earlier versions                Develop evaluation/testing program                    Complete               *
                                   Perform testing                                       Complete               *
                                   Documentation                                         Complete               *
                                   Develop remedial program, if necessary                Complete               *
II. Primary business software:
                                   Upgrade to Year 2000 compliant version                Complete      Under $25,000
                                   Perform testing                                       Complete               *
                                   Provide user training                                 Complete               *
                                   Update customized reporting/features                  Complete               *
III. Other software applications:
   Major payroll and
       Engineering applications    Obtain certification of Year 2000 compliance          Complete
   Other applications              Evaluate and/or obtain certifications               3rd qtr 1999             *

IV. Hardware:
    Networks                       Confirm Year 2000 compliance                          Complete               *
    Personal computers             Confirm Year 2000 compliance                          Complete               *
                                   Replace or upgrade as necessary                       Complete      Under $100,000
V. Third party suppliers:
                                   Establish evaluation criteria                         Complete               *
                                   Send initial survey to suppliers                      Complete               *
                                   Re-survey suppliers, as necessary                   3rd qtr 1999             *
                                   Re-source as necessary                              4th qtr 1999             *

* No significant out-of-pocket costs incurred or expected to be incurred.

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

Most Year 2000 Project activities are being performed with internal resources. Consequently, Year 2000 activities may delay new information systems development and other projects. Such delays are not, however, expected to materially impact the company's results of operations.

Risks

The failure to correct a material Year 2000 problem could result in interruption or failure of normal business activities. The Year 2000 problem involves inherent uncertainty, in part because of uncertainty regarding the Year 2000 readiness of third-party suppliers and customers. Therefore, the company cannot state with certainty whether the consequences of Year 2000 failures will have a material impact on the company's results of operations, liquidity or financial condition. The Year 2000 Project is expected to significantly reduce the company's level of uncertainty about the Year 2000 problem, particularly with respect to the Year 2000 readiness of its third-party suppliers. The company believes that the possibility of significant interruptions of normal operations should be significantly reduced by the implementation of upgraded business systems and the completion of the Year 2000 project as scheduled.

Based on its assessment to date, the company believes that few of its current products will be affected by the Year 2000 problem. Of those that may be affected, the only significant risk appears to be the possible inaccurate dating of patient records. The remedial actions to correct dating problems that may occur appear to be either:

 .  the customer being able to reset the date (on a one-time basis) to prevent future occurrences; or
 . implementation of modifications, made by the company or third-party suppliers, that are currently available.

The company has completed its evaluation of earlier versions of current products and has not identified any issues that cannot be easily addressed. If such problems are identified at a later date, however, disruption of customers' operations could conceivably occur, potentially resulting in legal actions being taken against the company, even though Year 2000 problems are not expressly covered by product warranties.

Readers are cautioned that forward-looking statements contained in the Year 2000 Update should be read in conjunction with the company's cautionary statement regarding forward-looking statements elsewhere in this Form 10-Q, which is provided under the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995.

FDA Regulation

The company is subject to periodic inspections by the Food and Drug Administration, whose primary purpose is to audit the company's compliance with Good Manufacturing Practices, which include testing, quality control and documentation procedures. In March 1995, the company's Denver facility received a Warning Letter from the FDA concerning documentation and other deficiencies. The company rectified these deficiencies and resolved this matter with the FDA in June 1995. In December 1996, following an inspection of the Denver facility, the FDA issued Inspectional Observations Form 483 and a subsequent Warning Letter regarding manufacturing practices. As required, the company responded as to planned corrective actions and obtained a favorable third-party certification of manufacturing and quality systems. In October 1998, following a subsequent inspection, the FDA issued a Form 483 regarding possible deficiencies in manufacturing, quality, and documentation practices. The company submitted its response to the Form 483 and is instituting corrective actions.

Failure to satisfy FDA requirements can result in: (1) the company's inability be awarded federal government contracts; (2) an inability to receive new product marketing or export clearances; or (3) FDA enforcement actions including, among other things, product seizure, injunction, and/or criminal or civil proceedings which could be initiated without further notice. The issuance of the most recent Form 483 increases the possibility that one or more of these sanctions could be imposed. Although the company strives to operate within FDA requirements, there can be no assurance that deficiencies can be corrected or that the company can satisfy future FDA compliance concerns. Sanctions resulting from FDA compliance reviews or related delays in product clearances could have a material adverse effect on the company.

1999 Results of Operations, Excluding Restructuring Charge and Other One-Time Items

The company's results of operations for the three and six months ended July 4, 1999 included a restructuring charge and other items of a one-time nature, are as follows (in thousands):

                                                                              Increase (Decrease)
                                                        -----------------------------------------------------------------
                                                                              Gross         Operating          Net Income
                                                        Revenues              Profit        Expenses             (Loss)
                                                        --------              ------        ----------         ----------
Three Months Ended July 4, 1999:
   Reported results of operations                        $16,695             $ 5,947         $ 7,745              $(1,961)
   Restructuring provision (1)                                --                  --            (750)                 750
                                                         -------             -------         -------              -------
   Proforma results of operations                        $16,695             $ 5,947         $ 6,995              $(1,211)
                                                         =======             =======         =======              =======

Six Months Ended July 4, 1999:
   Reported results of operations                        $37,060             $16,811         $14,858              $ 1,389
   Restructuring provision (1)                                --                  --            (750)                 750
   Sale of manufacturing license (2)                      (6,200)             (5,800)             --               (5,800)
   Accruals for contractual issues (3)                        --                  --            (886)                 886
                                                         -------             -------         -------              -------
   Proforma results of operations                        $30,860             $11,011         $13,222              $(2,775)
                                                         =======             =======         =======              =======

(1) During the second quarter of 1999, the Company decided to discontinue a product line previously produced in its Addison, Illinois manufacturing facility and recorded an additional facility closing charge of $750,000, primarily for related product acceptance issues. See Note 7 to these unaudited consolidated financial statements.

(2) During the first quarter of 1999, the company sold to G. E. Medical Systems a non-exclusive right to manufacture the Tilt-C system, in exchange for 826,666 shares of Series D Convertible Preferred Stock previously owned by G.E. Medical Systems. See Note 6 to Notes to Consolidated Financial Statements.

(3) Based upon legal activities occurring during the first quarter of 1999, the company concluded that it is probable that the company will incur settlement costs to resolve contractual issues with respect to two product installations.

The remainder of Management's Discussion and Analysis of Results of Operations will be based on proforma results of operations for the three and six months ended July 4, 1999.

Results of Operations

Overview. Second quarter 1999 revenues and proforma net loss were $16,695,000 and $1,211,000, respectively, as compared to revenues of $15,250,000 and a net loss of $984,000 for the second quarter of 1998. The revenue increase reflected a substantial increase in electrophysiology product shipments, primarily a large order shipped to China, and a significant increase in high margin service revenues, offset by planned reductions in OEM product shipments. Gross margin as a percent of revenues decreased from 39.0% in the second quarter of 1998 to 35.6% in the second quarter of 1999, primarily due the unfavorable margin associated with the China order, which was priced low to establish a basis for future orders in that country. Operating expenses were modestly higher in the second quarter of 1999 as compared to the second quarter of 1998, due to higher research and development costs related to digital radiography product development and slightly higher legal expense. As a result of these factors, the net loss increased from $984,000 in the second quarter 1998 to $1,211,000 in the second quarter of 1999, excluding the restructuring charge.

The following table sets forth the percentage of revenues represented by certain data included in the company's statements of operations for the periods indicated:

                                                   Three Months Ended                        Six Months Ended
                                            ---------------------------------      ------------------------------------
                                                July 4,            June 29,             July 4,              June 29,
                                                 1999*               1998                1999*                 1998
                                            -------------      --------------      --------------        ---------------

    Revenues                                     100.0  %            100.0  %            100.0  %              100.0  %
    Gross margin                                  35.6                39.0                35.7                  38.7
    Research and development                      10.0                10.0                10.0                  10.1
    Selling, marketing and service                23.8                26.0                24.1                  25.9
    General and administrative                     8.1                 8.3                 8.7                   9.1
    Loss from Operations                          (6.3)               (5.4)               (7.2)                 (6.4)
    Benefit for income taxes                        --                  --                  --                    --
    Net loss                                      (7.3)               (6.5)               (9.0)                 (7.3)

* Based on proforma results of operations. See "1999 Results of Operations, Excluding Restructuring Charge and Other One-Time Items" on Page 17 of this Form 10-Q.

Revenues. Second quarter 1999 revenues were $16,695,000, a 9% increase from first quarter 1998 revenues of $15,250,000. The increase reflects a more than doubling of electrophysiology product sales, primarily due to a large order shipped to China, and a significant increase in high margin service revenues, partly offset by planned reductions in OEM product shipments. The increase was in the international direct channel of distribution, partly offset by a decline in the OEM and U. S. dealer sales channels.

For the six months ended July 4, 1999, proforma revenues were $30,860,000, or about 7% greater than revenues of $28,917,000 for the six months ended June 29, 1998. This increase reflected increases in service, electrophysiology, general radiography, and mammography revenues, partly offset by a reduction in OEM revenues. The increases in product sales were in the international direct and dealer and U. S. direct channels of distribution, partly offset by declines in U. S. dealer and OEM channels.

Gross Profit. For the second quarter of 1999, gross profit expressed as a percentage of revenues was 35.6%, as compared to 39.0% for the second quarter of 1998. The decrease in gross profit as a percentage of revenues was primarily due to the impact of the unfavorable margin on a large order shipped to China. Without this shipment, gross margin as a percentage of revenues would have approximated 40%, an increase from the second quarter of 1998 reflective of the shift in product mix to higher margin mammography and service revenues, from relatively lower margin OEM revenues.

For the six months ended July 4, 1999, proforma gross profit as a percentage of revenues was 35.7%, as compared to 38.7% for the six months ended June 29, 1998. This decrease was due to higher manufacturing variances as a percentage of revenues as well as the unfavorable impact of the large China order shipped in the second quarter.

Research and Development Expenses. Research and development expenses for the second quarters of 1999 and 1998 were $1,663,000 and $1,529,000, respectively, or 10.0% of revenues in both years. For the six months ended July 4, 1999 and June 29, 1998, research and development expenses were $3,078,000 and $2,921,000, respectively, or 10.0% and 10.1%, respectively, of revenues. The modest increases in the three and six month periods ended July 4, 1999 as compared to 1998's three and six month periods ended June 29, 1998 were due to expenditures related to digital general radiography product development. Other key product development focus continues to be on digital mammography and ultrasound for mammography.

Selling, Marketing and Service Expenses. Selling, marketing and service expenses for the second quarters of 1999 and 1998 were $3,976,000 and $3,968,000, respectively, or 23.8% and 26.0%, respectively, of revenues. For the six months ended July 4, 1999 and June 29, 1998, selling, marketing and service expenses were $7,451,000 and $7,499,000, respectively, or 24.1% and 25.9%, respectively, of revenues. As compared to the same three and six month periods in 1998, selling, marketing and service expense increased in the three months ended July 4, 1999 and decreased in the six months ended July 4, 1999 as a result of lower marketing and international sales expenditures, as the company has increased its reliance on the marketing outlays and international distribution efforts of its marketing and distribution partners. These reductions were largely or more than offset by higher domestic service expenses associated with higher service revenues. The lowering of selling, marketing and service expense as percent of revenues was primarily due to the higher revenue levels for the three and six month periods ended July 4, 1999.

General and Administrative Expenses. General and administrative expenses for the second quarters of 1999 and 1998 were $1,356,000 and $1,266,000, respectively,
or 8.1% and 8.3%, respectively, of revenues.   For the six months ended July 4,
1999 and June 29, 1998, general and administrative expenses were $2,693,000 on a proforma basis, and $2,624,000, respectively, or 8.7% and 9.1% of revenues, respectively. For both the three and six month periods, the modest increases in 1999 were due to higher legal costs; whereas, the decreases as a percent of revenues were due to the higher revenue levels in the 1999 three and six month periods.

Interest Expense / Interest Income. Interest expense for the second quarters ended July 4, 1999 and June 29, 1998 was $129,000 and $59,000, respectively and, for the six month periods then ended was $409,000 and $113,000, respectively. Interest income for the second quarters of 1999 and 1998 was $12,000 and $16,000, respectively, and for the six month periods ended July 4, 1999 and June 29, 1998 was $69,000 and $46,000, respectively. The increase in interest expense, net of interest income, in the three and six month periods ended July 4, 1999 as compared to the three and six month periods ended June 29,1998 is due primarily to higher levels of borrowings under the company's working capital line of credit, primarily due to the funding of cash operating losses, net of reductions in required investment in inventory.

Restructuring Provision. During the second quarter of 1999, the company decided to discontinue product support and marketing for a product line previously produced in its Addison, Illinois manufacturing facility. Accordingly, the company accrued an additional $750,000 provision for the closure of the Addison facility, primarily related to product acceptance issues. See Note 7 to Notes to Consolidated Financial Statements.

Net Loss. The company's proforma net loss for the second quarter of 1999 was $1,211,000, as compared to the second quarter 1998 net loss of $984,000. For the six months ended July 4, 1999 the company's proforma net loss was $2,775,000 as compared to the $2,103,000 net loss for the six months ended June 29, 1998. For the three and six months ended July 4, 1999, the net loss increased relative to the three and six month periods ended June 29, 1998 primarily as the result of a large order shipped to China at a low price, the unfavorable effects of lower levels of production hours and material purchases on absorption of manufacturing costs, and the effects of planned reductions in OEM product shipments. These unfavorable effects were partly offset the favorable effects of increases in service revenues and shipments of mammography product.

Income Taxes

The company's estimated effective tax rate for the year ended December 31, 1999 is currently 0%. Accordingly, no income tax benefit or provision has been recorded for the three or six month periods ended July 4, 1999. This rate was determined based upon the anticipated 1999 results of operations includable in the domestic consolidated tax return and upon projected net temporary differences between operating results reflected in the financial statements and those required to be reflected in the 1999 domestic consolidated tax return. As of December 31, 1998, the company had valuation allowances of approximately $8.8 million, reducing net deferred tax assets to $0. The realizability of net deferred tax assets is dependent on the company's ability to generate future taxable income, and the company's estimate of realizable deferred tax assets may change in the near future.

No income tax provisions have been recognized for foreign tax jurisdictions and no income tax benefits have been recognized for subsidiary losses outside the domestic consolidated return because they are not expected to reverse in the foreseeable future.

Liquidity and Capital Resources

Net cash provided by operating activities for the six months ended July 4, 1999 was $1.5 million compared to $2.0 million used in operations in the comparable six month period of 1998. The cash provided by operations was due to a $3.5 million decrease in working capital, partly offset by $2.0 million used to fund cash operating results (net income excluding non-cash expenses and the non-cash sale of a manufacturing license). The working capital decrease consisted of a $3.9 million decreased investment in inventories and other minor working changes netting to a $0.4 million favorable result, partly offset by $0.8 million of restructuring-related expenditures (see Note 7 to Notes to Consolidated Financial Statements).

Net cash used in investing activities was $0.4 million for the six months ended July 4, 1999, or essentially the same as the comparable six month period in 1998.

Net cash used in financing activities for the six months ended July 4, 1999 was $1.0 million, principally resulting from the reduction in borrowings under the company's bank revolving line of credit, made possible by the decreased investment in working capital.

As of July 4, 1999, the company had $1.1 million in cash and cash equivalents, working capital of $15.8 million, and a $15.0 million bank revolving line of credit facility, which is subject to restrictions as to availability based on eligible receivables and inventory, as defined. As of July 4, 1999, $5.5 million was available under the line. The agreement is secured by the company's accounts receivable, inventories, and fixed assets and may be called by the lender upon 30 days notice. The agreement is renewable monthly and such renewals are subject to a fee of $5,000 per month. The borrowings under the agreement are subject to interest at one percent over the bank's prime rate of interest, or 9.5%, at July 4, 1999.

In late July 1999, the company and its lender amended the terms of their month-to-month line of credit facility by reducing the maximum borrowing level from $15.0 million to $10.0 million, but increasing the percentage which may be borrowed against qualified inventories (the "advance rate"). If these changes had been in effect as of July 4, 1999, the amount of unused borrowing capacity would have been reduced from $5.5 million to $4.4 million. Inventory balances do not typically fluctuate during the production cycle as much as accounts receivable and other components of the borrowing base. Therefore, the increase in advance rate against inventories may provide the company with improved access to funds during all phases of its operating cycle, although no assurance can be given to that effect.

The company's losses and negative cash flows from operations over the past several years have depleted substantially all of its cash and have resulted in borrowing levels at times approaching the maximum amounts available. Further, as noted above, the principal lender could withdraw the revolving credit facility at any time upon 30 days notice. Any such withdrawal, or any occurrence of liquidity needs exceeding its available borrowing capacity, would have a material adverse impact on the company's operations. The company has, however, taken significant actions to reduce the level of operating losses and fixed cash requirements. See "Overview" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

The company has no present plans for capital expenditures in 1999 materially different from recent years.

The company believes its current cash and cash equivalent balances and its available borrowings under the line of credit will satisfy its liquidity needs for 1999. The company may need to obtain additional debt or equity capital to fund long-term growth needs.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk:
--------------------------------------------------------------------

     Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the company due to adverse changes in financial and commodity market prices and rates. The company is exposed to market risk in the areas of changes in United States interest rates and changes in foreign currency exchange rates as measured against the United States dollar. These exposures are directly related to its normal operating and funding activities. Historically and as of July 4, 1999, the company has not used derivative instruments or engaged in hedging activities.

 Interest Rate Risk

     The interest payable on the company's revolving line of credit is variable based on the prime rate and, is therefore, affected by changes in market interest rates. At July 4, 1999, approximately $5.6 million was outstanding with an interest rate of 9.5% (prime plus 1%). The line of credit is cancelable upon 30 days notice by the lender and, should such cancellation occur, or the company's liquidity needs exceed amounts available under this line of credit, the interest rate applicable to replacement credit facilities might be significantly higher. For example, if the interest rate in effect for the three month periods ended July 4, 1999 and June 29, 1998 on the company's line of credit had been twice the rates in effect, the company would have incurred additional interest expense of approximately $129,000, or $.02 per share, and $59,000, or $.01 per share, respectively. The company attempts to manage its interest rate risk by monitoring interest rates which are available under other types of lending instruments and through other lenders but, at present, does not qualify for lending instruments which would not be more expensive that its current month-to-month lending arrangement. Therefore, the company's exposure to changes in interest rates will be significant until such time as its operating results permit it greater access to other lenders and lending instruments on terms equivalent or superior to those available under its current lending agreement.

 Foreign Currency Risk

     The company has a wholly owned subsidiary in Australia and a 90% owned subsidiary in Denmark which, in turn, owns subsidiaries in Germany and France. Local assets and liabilities, principally intercompany debt to the parent company, are recorded in local currencies, thereby creating exposures to changes in exchange rates. These changes may positively or negatively affect the company's operating results. As disclosed in Note 10 to Notes to Consolidated Financial Statements, revenues in foreign currency through all foreign subsidiaries constituted under 3% of the company's total revenues for the three month periods ended July 4, 1999 and June 29, 1998. The company therefore does not believe that foreseeable near-term changes in exchange rates will have in a material effect on future earnings, fair values or cash flows of the company and has chosen not to enter into foreign currency hedging instruments. There can be no assurance that such an approach will prove to have been successful, especially in the event of a significant and sudden decline in the value of any of the applicable local currencies.

                          PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders:
-------------------------------------------------------------

At the Annual Meeting of Stockholders, held on June 2, 1999, the following matter was submitted to a vote of stockholders and approved:

          (1)  Election of two Class II directors to the Board of Directors:

                      Name                  For           Withheld
               ---------------------   --------------   -------------
               David G. Bragg, M. D.      5,830,054        254,709
               Thomas J. Cable            5,830,054        254,709

Item 6. Exhibits and Reports on Form 8-K:
-----------------------------------------

(a)  Exhibits
-------------

            Exhibits filed with this report:

            Exhibit No.                       Description
            -----------                       -----------

                 27                       Financial Data Schedule
(b)  Reports on Form 8-K
------------------------

        None



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended July 4, 1999 to be signed on its behalf by the undersigned thereunto duly authorized.

                            FISCHER IMAGING CORPORATION



                            /s/ WILLIAM C. FEE
                            ------------------
                            William C. Fee
                            Vice President, Finance/
                            Principal Accounting and Financial Officer


August 12, 1999

                                 Exhibit Index
                                 -------------


Exhibit No.                      Description
-----------                      -----------
27                               Financial Data Schedule