Form 10-Q
period 1999-10-03
FISCHER IMAGING CORP
filed 1999-11-17
CIK 750901

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/XX/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 3, 1999

/  / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days. Yes  X   No
                                                   ----    ----

The number of shares of the registrant's common stock outstanding as of October 3, 1999 was 7,029,000.

                           FISCHER IMAGING CORPORATION

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                                   PAGE
Item 1.       Consolidated Financial Statements

                  Consolidated Balance Sheets -
                  October 3, 1999 (unaudited) and December 31, 1998                               3

                  Consolidated Statements of Operations (unaudited) -
                  Three and nine months ended October 3, 1999 and September 28, 1998              4

                  Consolidated Statements of Cash Flows (unaudited) -
                  Nine months ended October 3, 1999 and September 28, 1998                        5

                  Notes to Consolidated Financial Statements (unaudited)                          6

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                          11

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                         20


PART II. OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                                                   22

                           FISCHER IMAGING CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

                                                                                          OCTOBER 3,      DECEMBER 31,
                                                                                            1999             1998
                                                                                         -----------      ----------
                                                                                         (UNAUDITED)
                                     ASSETS

CURRENT ASSETS

    Cash and cash equivalents                                                            $     1,121      $      929
    Trade accounts receivable, net of allowance for doubtful
       accounts of approximately $1,234 and $726 at October 3, 1999
       and December 31, 1998, respectively                                                    14,667          16,797
    Inventories                                                                               17,134          22,023
    Prepaid expenses and other current assets                                                  1,002           1,098
                                                                                         -----------      ----------
              Total current assets                                                            33,924          40,847
                                                                                         -----------      ----------
PROPERTY AND EQUIPMENT

    Manufacturing equipment                                                                    9,620           9,467
    Office equipment and leasehold improvements                                                6,246           5,936
                                                                                         -----------      ----------
                                                                                              15,866          15,403
    Less- Accumulated depreciation and amortization                                           11,488           9,994
                                                                                         -----------      ----------
          Property and equipment, net                                                          4,378           5,409
                                                                                         -----------      ----------
INTANGIBLE ASSETS, net                                                                         2,538           2,957
DEFERRED COSTS AND OTHER ASSETS                                                                1,176           1,756
                                                                                         -----------      ----------
              TOTAL ASSETS                                                                 $  42,016       $  50,969
                                                                                         ===========      ==========


                  LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES

    Notes payable and current maturities of long-term debt                                 $   6,455      $    6,838
    Trade accounts payable                                                                     5,274           5,204
    Accrued salaries and wages                                                                 1,842           2,225
    Customer deposits                                                                          1,904           2,599
    Accrued warranty and installation costs                                                    1,550           1,124
    Accrued restructuring costs                                                                    -           1,015
    Deferred service revenue                                                                     728           1,132
    Other current liabilities                                                                  1,882           1,615
                                                                                         -----------      ----------
              Total current liabilities                                                       19,635          21,752

LONG-TERM DEBT                                                                                   387             587
OTHER NONCURRENT LIABILITIES                                                                     200             200
                                                                                         -----------      ----------
              TOTAL LIABILITIES                                                               20,222          22,539
                                                                                         -----------      ----------
STOCKHOLDERS' INVESTMENT

    Common Stock, $.01 par value, 25,000,000 shares authorized, 7,028,855 and
       6,980,150 shares issued and outstanding at
       October 3, 1999 and December 31, 1998, respectively                                        70              70
    Preferred Stock, 5,000,000 shares authorized:
       Series C Junior Participating Preferred Stock, $.01 par value,
         500,000 shares authorized, no shares issued and outstanding                               -               -
       Series D Convertible Preferred Stock, $.01 par value, 506,667 and 1,333,333 shares authorized, issued and outstanding at October 3,
         1999 and December 31, 1998, respectively; liquidation preference of
         $3.8 million and $10.0 million at
         October 3, 1999 and December 31, 1998, respectively (Note 6)                              5              13
    Additional paid-in capital                                                                43,264          49,366
    Accumulated deficit                                                                      (22,200)        (21,459)
    Accumulated other comprehensive income (foreign
       currency translation adjustments)                                                         655             440
                                                                                         -----------      ----------
              TOTAL STOCKHOLDERS' INVESTMENT                                                  21,794          28,430
                                                                                         -----------      ----------
              TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                               $  42,016       $  50,969
                                                                                         ===========      ==========

  The accompanying notes are an integral part of these financial statements.

                           FISCHER IMAGING CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                            THREE MONTHS ENDED         NINE MONTHS ENDED
                                          ------------------------ ------------------------
                                          OCTOBER 3, SEPTEMBER 28, OCTOBER 3, SEPTEMBER 28,
                                            1999        1998         1999         1998
                                          --------    --------     --------     --------
REVENUES
  Products and services                   $ 12,692    $ 15,878     $ 43,552     $ 44,795
  Sale of manufacturing license (Note 6)         -           -        6,200            -
                                          --------    --------     --------     --------
  Total                                     12,692      15,878       49,752       44,795

COST OF SALES
  Products and services                      7,779       9,812       27,628       27,524
  Sale of manufacturing license                  -           -          400            -
                                          --------    --------     --------     --------
  Total                                      7,779       9,812       28,028       27,524
                                          --------    --------     --------     --------
    Gross profit                             4,913       6,066       21,724       17,271

OPERATING EXPENSES
  Research and development                   1,493       1,651        4,570        4,572
  Selling, marketing and service             3,928       3,527       11,378       11,026
  General and administrative                 1,284       1,293        4,863        3,917
  Restructuring provision (Note 7)               -           -          750            -
                                          --------    --------     --------     --------
    Total operating expenses                 6,705       6,471       21,561       19,515
                                          --------    --------     --------     --------

LOSS FROM OPERATIONS                        (1,792)       (405)         163       (2,244)

  Interest expense                            (159)        (86)        (569)        (199)
  Interest income                                3           6           72           52
  Other (expense) income, net                 (183)        191         (407)          (6)
                                          --------    --------     --------     --------

LOSS BEFORE INCOME TAXES                    (2,131)       (294)        (741)      (2,397)
  Benefit for income taxes                       -           -            -            -
                                          --------    --------     --------     --------
NET LOSS                                  $ (2,131)   $   (294)    $   (741)    $ (2,397)
                                          ========    ========     ========     ========

NET LOSS PER SHARE
  Basic and diluted                       $  (0.30)   $  (0.04)    $  (0.11)    $  (0.34)
                                          --------    --------     --------     --------
                                          --------    --------     --------     --------

SHARES USED TO CALCULATE LOSS PER SHARE
  Basic and diluted                          7,029       6,980        7,029        6,980
                                          --------    --------     --------     --------
                                          --------    --------     --------     --------

  The accompanying notes are an integral part of these financial statements.

                           FISCHER IMAGING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)


                                                                                               NINE MONTHS ENDED
                                                                                         -----------------------------
                                                                                          OCTOBER 3,     SEPTEMBER 28,
                                                                                             1999           1998
                                                                                         -----------     ------------
    CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss                                                                          $    (741)     $   (2,397)
                                                                                           --------       --------
       Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities-
          Noncash sale of manufacturing license                                             (6,200)              -
          Restructuring provision                                                              750               -
          Write-off of investment                                                              100               -
          Depreciation                                                                       1,617           1,717
          Amortization of intangible assets                                                    419             509
          Provision for doubtful accounts                                                      358             (79)
          Provision for excess and obsolete inventories                                        804           1,031
          Sales and retirements of assets                                                        -             119
          Foreign exchange losses                                                              198             (88)
          Restructuring payments                                                            (1,015)           (655)
          Other changes in current assets and liabilities-
              Decrease (Increase) in trade accounts receivable                               1,522          (2,554)
              Decrease (Increase) in inventories                                             3,935          (4,502)
              Decrease (Increase) in prepaid expenses and other current assets                  96            (473)
              Decrease in deferred costs and other assets                                      480              22
              (Decrease) Increase in trade accounts payable                                     70           1,161
              Decrease in accrued salaries and wages                                          (383)            163
              (Decrease) Increase in customer deposits                                        (695)          1,099
              Increase in accrued warranty and installation costs                              426             157
              Decrease in deferred service revenue                                            (404)             89
              Increase (Decrease) in other current liabilities                                 (83)              4
          Other                                                                                (24)            (14)
                                                                                        ----------     -----------
                 Total adjustments                                                           1,971          (2,294)
                                                                                        ----------     -----------
                 Net cash provided by (used in) operating activities                         1,230          (4,691)
                                                                                        ----------     -----------
    CASH FLOWS FROM INVESTING ACTIVITIES
       Capital expenditures                                                                   (562)         (1,120)
                                                                                        ----------     -----------
                  Net cash used in investing activities                                       (562)         (1,120)
                                                                                        ----------     -----------
    CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from sales of common stock, net                                                 90             132
       Net borrowings under line of credit agreement                                          (423)          3,526
       Repayments of long-term debt                                                           (160)           (255)
                                                                                        ----------     -----------
                  Net cash used in financing activities                                       (493)          3,403
                                                                                        ----------     -----------
    EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                     17              13
                                                                                        ----------     -----------
    NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       192          (2,395)
    CASH AND CASH EQUIVALENTS, beginning of period                                             929           3,439
                                                                                        ----------     -----------
    CASH AND CASH EQUIVALENTS, end of period                                            $    1,121      $    1,044
                                                                                        ==========     ===========

  The accompanying notes are an integral part of these financial statements.

                           FISCHER IMAGING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  GENERAL

In management's opinion, the accompanying unaudited consolidated balance sheets and statements of operations and cash flows contain all adjustments, consisting only of normal recurring items, necessary to present fairly the financial position of Fischer Imaging Corporation (the "Company") on October 3, 1999, its results of operations for the three and nine months ended October 3, 1999 and September 28, 1998 and its cash flows for the nine months ended October 3, 1999 and September 28, 1998. Results of operations and cash flows for the interim periods may not be indicative of the results of operations and cash flows for the full fiscal year.

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

Inventories consisted of the following components (in thousands):

                                                                             OCTOBER 3,            DECEMBER 31,
                                                                                1999                   1998
                                                                             ----------            ------------
                     FIFO cost-
                          Raw materials                                        $13,904                 $14,684
                          Work in process and finished goods                     9,966                  14,099
                     LIFO valuation adjustment                                    (520)                   (520)
                                                                               -------                 -------
                          Total before valuation reserves                       23,350                  28,263
                     Less valuation reserves                                    (6,216)                 (6,240)
                                                                               -------                 -------
                     Inventories, net                                          $17,134                 $22,023
                                                                               -------                 -------
                                                                               -------                 -------

(3)  OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following (in thousands):

                                                                              OCTOBER 3,       DECEMBER 31,
                                                                                1999               1998
                                                                               ------             ------
                     Accrued sales, property, and
                         Other state and local taxes                             $450               $594
                     Legal and contractual accruals                             1,169                615
                     Other                                                        263                406
                                                                               ------             ------
                     Total other current liabilities                           $1,882             $1,615
                                                                               ======             ======

                           FISCHER IMAGING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

(4)  NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consisted of the following (in thousands):

                                                                              OCTOBER 3,       DECEMBER 31,
                                                                                1999               1998
                                                                               ------             ------
                     Borrowing under bank revolving line of credit             $6,147             $6,572
                     Capitalized lease obligations                                667                827
                     Other                                                         28                 26
                                                                               ------             ------
                                                                                6,842              7,425
                     Less--Current maturities                                  (6,455)            (6,838)
                                                                               ------             ------
                     Long-term debt                                              $387               $587
                                                                               ======             ======

See "Management's Discussion & Analysis - Liquidity and Capital Resources" for further discussion of the Company's line of credit.

(5)  NET LOSS PER SHARE

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

A reconciliation between the number of securities used to calculate basic and, if dilutive, diluted income per share is as follows (in thousands):

                                                               THREE MONTHS ENDED              NINE MONTHS  ENDED
                                                              ------------------------      ------------------------
                                                              OCTOBER 3, SEPTEMBER 28,      OCTOBER 3, SEPTEMBER 28,
                                                                 1999        1998              1999        1998
                                                              ---------- -------------      ---------- -------------
Weighted average number of common shares outstanding
(Shares used in Basic Earnings Per Share Computation)......      7,029       6,980             7,029        6,980
                                                              --------       -----             -----        -----
Shares of convertible preferred stock (as if converted)....        507       1,333               775        1,333
Effect of stock options (treasury stock method)............          -           -                 -            5
                                                              --------       -----             -----        -----
Shares used in Diluted Earnings Per Share Computation,
 if dilutive...............................................      7,536       8,313             7,804        8,318
                                                              ========       =====             =====        =====

For the three and nine months ended October 3, 1999 and for the three and nine months ended September 28, 1998, the effects of the convertible preferred stock and stock options were excluded from the calculation of diluted income per share in the accompanying Consolidated Statements of Operations since the result would have been anti-dilutive. As of October 3, 1999 and September 28, 1998, there were, respectively, 1,058,925 and 956,175 outstanding options to purchase shares of Common Stock under the Company's current stock option plans.

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

During the nine months ended October 3, 1999 and September 28, 1998, the Company's restructuring payments were approximately $1,015,000 and $655,000, respectively including, in 1999, required payments under the lease buyout.

(8)  COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity of an enterprise other than the change resulting from investments by or distributions to its owners. For the Company, comprehensive income includes only net earnings or loss and foreign currency translation adjustments, as follows:


                                                                 THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                            ---------------------------       -----------------------------
                                                            OCTOBER 3,     SEPTEMBER 28,      OCTOBER 3,      SEPTEMBER 28,
                                                               1999             1998             1999             1998
                                                            ---------      ------------       ----------      -------------
       Net loss                                              $(2,131)         $(294)            $(741)           $(2,397)
       Foreign currency translation adjustments                    5           (190)              215                (75)
                                                             -------          -----             -----            -------
       Comprehensive loss                                    $(2,126)         $(484)            $(526)           $(2,472)
                                                             =======          =====             =====            =======

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

                                                     UNITED STATES                  INTERNATIONAL
                                          -------------------------------------   ----------------- INTERNAL
                                          PROPRIETARY  OEM     EXPORT    TOTAL   AUSTRALIA  EUROPE  SALES   TOTAL
                                          ----------- ------   ------   -------  ---------  ------  -----  -------
THREE MONTHS ENDED OCTOBER 3, 1999
    Revenues:
      Product........................       $6,025    $2,502   $1,362    $9,889     $108     $574   $(574) $ 9,997
      Service........................        2,542         -        -     2,542       37      116       -    2,695
                                            ------    ------   ------   -------    -----     ----   -----  -------
                                             8,567     2,502    1,362    12,431      145      690    (574)  12,692
                                            ------    ------   ------   -------    -----     ----   -----  -------
    Costs of sales:
      Product........................        2,981     1,609      698     5,288       69      156    (156)   5,357
      Service........................          520         -        -       520        8       19     (44)     503
                                            ------    ------   ------   -------    -----     ----   -----  -------
      Allocated......................        3,501     1,609      698     5,808       77      175    (200)   5,860
                                            ------    ------   ------
      Unallocated....................                                     1,919        -        -       -    1,919
                                                                        -------    -----     ----   -----  -------
                                                                          7,727       77      175    (200)   7,779
                                                                        -------    -----     ----   -----  -------
    Gross profit.....................                                     4,704       68      515    (374)   4,913
    Operating expenses                                                    6,438       76      565    (374)   6,705
                                                                        -------    -----     ----   -----  -------
    Loss from operations.............                                    (1,734)      (8)     (50)      -   (1,792)
    Interest expense.................                                      (162)       -        3       -     (159)
    Interest income..................                                         -        3        -       -        3
    Other expense, net...............                                      (173)     (40)      30       -     (183)
                                                                        -------    -----     ----   -----  -------
    Net loss.........................                                   $(2,069)   $ (45)    $(17)  $   -  $(2,131)
                                                                        =======    =====     ====   =====  =======
    Other information:
              Capital expenditures...                                      $182        -        -          $   182
              Depreciation...........                                       540        -        -              540

THREE MONTHS ENDED SEPTEMBER 28, 1998
    Revenues:
        Product......................       $8,315    $4,372   $1,238   $13,925     $ (2)    $  -   $ (47) $ 13,876
        Service......................        1,907         -        -     1,907       53       42       -     2,002
                                            ------    ------   ------   -------    -----     ----   -----  -------
                                            10,222     4,372    1,238    15,832       51       42     (47)   15,878
                                            ======    ======   ======   =======    =====     ====   =====  =======
    Costs of sales:
        Product......................        4,681     2,848      811     8,340       (2)      18    (112)    8,244
        Service......................          244         -        -       244       29      (19)     65       319
                                            ------    ------   ------   -------    -----     ----   -----   -------
        Allocated....................        4,925     2,848      811     8,584       27       (1)    (47)    8,563
        Unallocated..................       ------    ------   ------     1,249        -        -       -     1,249
                                                                        -------    -----     ----   -----   -------
                                                                          9,833       27       (1)    (47)    9,812
                                                                        -------    -----     ----   -----   -------
    Gross profit.....................                                     5,999       24       43       -     6,066
    Operating expenses...............                                     6,137      167      167       -     6,471
                                                                        -------    -----     ----   -----   -------
    Loss from operations.............                                      (138)    (143)    (124)      -      (405)
    Interest expense.................                                       (86)       -        -       -       (86)
    Interest income..................                                         5        -        1       -         6
    Other expense, net...............                                       (50)     (51)     292       -       191
                                                                        -------    -----     ----   -----   -------
    Net loss.........................                                   $  (269)   $(194)    $169   $   -   $  (294)
                                                                        =======    =====     ====   =====   =======
    Other information:
        Capital expenditures...                                         $   710        -        -           $   710
        Depreciation...........                                             568        4       15               587

                           FISCHER IMAGING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

                                                       UNITED STATES                 INTERNATIONAL
                                          -------------------------------------   ----------------- INTERNAL
                                          PROPRIETARY   OEM     EXPORT    TOTAL   AUSTRALIA  EUROPE  SALES     TOTAL
                                          -----------  ------   ------   -------  ---------  ------  -----    -------
NINE MONTHS ENDED OCTOBER 3, 1999
    Revenues:
        Product......................        $19,996   $8,728   $7,000   $35,724   $  129   $  805   $  (928) $35,730
        Service......................          7,258        -        -     7,258      129      435         -    7,822
        Sale of manufacturing license.         6,200        -        -     6,200        -        -         -    6,200
                                             -------   ------   ------   -------   ------   ------   -------  -------
                                              33,454    8,728    7,000    49,182      258    1,240      (928)  49,752
                                             -------   ------   ------   -------   ------   ------   -------  -------
    Costs of sales:
        Product......................         10,385    5,942    4,662    20,989       82      315      (434)  20,952
        Service......................          1,642        -        -     1,642       52       49      (120)   1,623
        Sale of manufacturing license.           400        -        -       400        -        -         -      400
                                             -------   ------   ------   -------   ------   ------   -------  -------
        Allocated....................         12,427    5,942    4,662    23,031      134      364      (554)  22,975
                                             -------   ------   ------
        Unallocated..................                                      5,053        -        -         -    5,053
                                                                         -------   ------   ------   -------  -------
                                                                          28,084      134      364      (554)  28,028
                                                                         -------   ------   ------   -------  -------
    Gross profit.....................                                     21,098      124      876      (374)  21,724
    Operating expenses                                                    21,014      292      629      (374)  21,561
                                                                         -------   ------   ------   -------  -------
    Income (loss) from operations....                                         84     (168)     247         -      163
    Interest expense.................                                       (468)       -     (101)        -     (569)
    Interest income..................                                         66        6        -         -       72
    Other expense, net...............                                       (203)     159     (363)        -     (407)
                                                                         -------   ------   ------   -------  -------
    Net loss.........................                                    $  (521)  $   (3)  $ (217)  $     -  $  (741)
                                                                         =======   ======   ======   =======  =======
    Other information:
        Identifiable assets..........                                    $40,140   $1,021   $  855            $42,016
        Capital expenditures.........                                        562        -        -                562
        Depreciation.................                                      1,604       13        -              1,617

NINE MONTHS ENDED SEPTEMBER 28, 1998
    Revenues:
        Product......................        $24,200  $11,647   $2,824   $38,671   $   69   $ (387)  $38,733  $   380
        Service......................          5,821        -        -     5,821      123      118         -    6,062
                                             -------  -------   ------   -------   ------   ------   -------  -------
                                              30,021   11,647    2,824    44,492      192     (387)   44,795      498
                                             -------  -------   ------   -------   ------   ------   -------  -------
    Costs of sales:
        Product......................         13,829    7,601    1,716    23,146       70      205      (437)  22,984
        Service......................            969        -        -       969      100       20        50    1,139
                                             -------  -------   ------   -------   ------   ------   -------  -------
        Allocated....................         14,798    7,601    1,716    24,115      170      225      (387)  24,123
                                             -------  -------   ------
        Unallocated..................                                      3,401        -        -         -    3,401
                                                                         -------   ------   ------   -------  -------
                                                                          27,516      170      225      (387)  27,524
                                                                         -------   ------   ------   -------  -------
    Gross profit.....................                                     16,976       22      273         -   17,271
    Operating expenses...............                                     18,664      400      451         -   19,515
                                                                         -------   ------   ------   -------  -------
    Loss from operations.............                                     (1,688)    (378)    (178)        -   (2,244)
    Interest expense.................                                       (197)       -       (2)        -     (199)
    Interest income..................                                         43        5        4         -       52
    Other expense, net...............                                        (74)    (168)     236         -       (6)
    Income taxes.....................                                          -        -        -         -        -
                                                                         -------   ------   ------   -------  -------
    Net loss.........................                                    $(1,916)   $(541)  $   60   $     -  $(2,397)
                                                                         =======   ======   ======   =======  =======
    Other information:
        Identifiable assets..........                                    $49,344   $  721   $  904            $50,969
        Capital expenditures.........                                      1,120        -        -              1,120
        Depreciation................                                       1,679       10       28              1,717

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

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition and results of operations should be read in conjunction with the company's Consolidated Financial Statements and Notes thereto appearing in the company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "Form 10-K"). This Form 10-Q, including the information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, statements contained herein that are not statements of historical fact may be considered forward-looking statements. Without limiting the foregoing, the words "believes", "expects", "anticipates", "plans", "estimates", and similar words and expressions are intended to identify such statements. These forward-looking statements include statements about:

-    resolutions of deficiencies noted by the FDA;
-    the adequacy of financial resources;
-    future revenues, expenses, and other operating results;
- sales under the company's strategic alliances, marketing arrangements, and other agreements pertaining to Mammotest, digital radiography, and other products;
-    the status of SenoScan and other new products in development;
-    the size and growth of the company's markets;
- the effectiveness of efforts to transfer production activities from the company's Addison, Illinois manufacturing facility;
-    the success of efforts to reduce manufacturing and other costs;
-    manufacturing capacity and capabilities;
-    submissions to the FDA and receipt of FDA approvals and clearances;
-    the costs and risks associated with becoming Year 2000 compliant;
-    the availability of raw materials and components; and
-    other matters.

These forward-looking statements involve risks and uncertainties. The actual results that the company achieves may differ materially from those discussed in such forward-looking statements due to the risks and uncertainties set forth:

(1) in the Business section of the Form 10-K under the headings: "Risks Associated with OEM Agreements," "Sales and Marketing," "International Operations," "Strategic Alliances," "Risks of Technological Change and New Products," "Risks of New Product Development and Market Acceptance," "Competition," "Government Regulation," "Government Reimbursement," `Manufacturing and Operating Risks," "Product Liability, Market Withdrawal, and Product Recalls," "Patents and Intellectual Property," "Risk of Dependence on Key Personnel,"

(2) in the Market for Registrant's Common Equity and Related Stockholder Matters under the headings "Risk of Price Volatility of Common Stock," `Risks of Fluctuations in Quarterly Results of Operations," "Risks of Fluctuations in Quarterly Results of Operations," Risks Associated with Shares Eligible for Future Sale," "Risks Associated with Control by Management and Certain Stockholders," and "Certain Anti-Takeover Effects,"

(3) in the Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") section of the Form 10-K under the "Overview" heading; and

(4) elsewhere in the Business, MD&A, and other sections of the Form 10-K, and in this Form 10-Q under the "Overview" section of MD&A and elsewhere.

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

Except for the last nine months of 1995, the first nine months of 1996, and excluding the first quarter 1999 one-time gain from the sale of a manufacturing license, the company has experienced significant losses since 1993. Significant factors giving rise to these losses include: costs associated with excessive manufacturing capacity; intense competition for some of the company's products; declining margins and demand for OEM products; and a general slowdown in capital expenditures by hospitals. The company cannot predict when it will return to profitability, although it has taken significant steps to reduce costs and improve sales, including:

- entering into distribution partnerships in 1997 and 1998 with Ethicon Endo-Surgery for the marketing and sale of Mammotest breast biopsy systems in the United States and in Europe;
- entering into a strategic alliance with Direct Radiography Corp. for the development and marketing of digital radiography products;
-    closure of the company's Addison, Illinois manufacturing facility; and
-    other actions to reduce operating expenses and manufacturing costs.

Improvement in the company's results of operations will depend on many factors, including:

- sufficient demand for the company's products to offset the effects of planned reductions in OEM business;
-    the adequacy of financial resources;
-    the company's ability to improve gross margins;
-    the effectiveness of efforts to control manufacturing and other costs;
- effective negotiation and implementation of product distribution arrangements;
- effective implementation of domestic and international marketing and sales strategies; and
-    the development and introduction of new products that compete successfully.

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

The company expects continued significant fluctuations in quarterly and annual revenues, operating results and net income, depending on factors such as:

-    delays in the development of new products;
- the timing issues with respect to the receipt, manufacture, and shipment of OEM and large system product orders;
- new product introductions or marketing initiatives by the company or its competitors;
- the effects of managed healthcare on capital expenditures and reimbursement;
-    increases in marketing, research, and other costs in relation to sales;
-    regulatory clearance of new products;
-    the effect of general economic conditions on the company's markets;
- seasonal patterns and other timing issues affecting customer purchasing decisions; and
-    the outcome of claims against the company.

These factors can occur unexpectedly and, because many of its costs are fixed, the company may not be able to sufficiently reduce costs in periods when revenues are less than anticipated and may, as a result, suffer unexpectedly larger losses.

Over the past several years, the company has attempted to expand its international sales and marketing efforts, which has resulted in losses from its international operations. The company can expect to continue to incur losses unless sufficient levels of international revenues are reached. Additionally, the company's exposure to foreign currency and other international business risk may increase if its international business grows. The company attempts to minimize these risks by: (1) generally requiring payments in U.S. dollars; (2) using letters of credit; and (3) requiring advance deposits and through other means. There can be no assurance that international sales efforts will be successful or that the associated risks can be minimized. International revenues declined substantially in 1998 and 1997, but increased significantly during the first nine months of 1999 as compared to the first nine months of 1998.

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

The company's partner in developing digital imaging products for the general radiography market has been Direct Radiography Corp. In early 1999, the Agfa-Gevaert Group acquired Direct Radiography's parent company, Sterling Diagnostic Imaging, Inc. Direct Radiography was not included in this acquisition, but was later sold to Hologic Corporation in June 1999. The company does not have a definitive agreement with Direct Radiography or Hologic. At this time the company cannot predict whether an agreement will be reached.

The company is also a party to litigation from time to time, as both plaintiff and defendant. As plaintiff, the company is pursuing a substantial patent infringement case and certain other matters. As defendant, the company is involved in several litigation matters with OEM and other customers, among others, and accrued $750,000 in the second quarter of 1999 in relation to several of these matters.

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

YEAR 2000 PROJECT

The company is evaluating its products, computer hardware, and operating software, and third party suppliers for possible Year 2000 problems. This project is organized as follows:

                                                                                         ANTICIPATED      ANTICIPATED
                                                                                         COMPLETION      OUT-OF-POCKET
                AREA                                     TASK/STATUS                        DATE             COST
--------------------------------      -----------------------------------------          -----------     -------------
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

III. OTHER SOFTWARE APPLICATIONS:
   Major payroll and
       Engineering applications       Obtain certification of Year 2000 compliance        Complete
   Other applications                 Evaluate and/or obtain certifications             4th qtr 1999            *

IV. HARDWARE:
    Networks                          Confirm Year 2000 compliance                        Complete              *
    Personal computers                Confirm Year 2000 compliance                        Complete              *
                                      Replace or upgrade as necessary                     Complete        Under $100,000

V. THIRD PARTY SUPPLIERS:
                                      Establish evaluation criteria                       Complete              *
                                      Send initial survey to suppliers                    Complete              *
                                      Re-survey suppliers, as necessary                 4th qtr 1999            *




                                                                                         ANTICIPATED      ANTICIPATED
                                                                                         COMPLETION      OUT-OF-POCKET
                AREA                                     TASK/STATUS                        DATE             COST
--------------------------------      -----------------------------------------          -----------     -------------
                                      Re-source as necessary                            4th qtr 1999            *

* No significant out-of-pocket costs incurred or expected to be incurred.

At this time, the company does not feel that major contingency plans will be needed for internal business systems based on completed testing, and does not have such plans. Completed surveys from critical third party suppliers regarding their Year 2000 compliance have indicated the company should receive an uninterrupted flow of materials, but these suppliers have not guaranteed this result.

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

Based on its assessment to date, the company believes that few of its current products will be affected by the Year 2000 problem. Of those that may be affected, the only significant risk appears to be the possible inaccurate dating of patient records. The remedial actions to correct dating problems that may occur appear to be either:

- the customer being able to reset the date (on a one-time basis) to prevent future occurrences; or
- implementation of modifications, made by the company or third-party suppliers, which are currently available.

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

1999 RESULTS OF OPERATIONS, EXCLUDING RESTRUCTURING CHARGE AND OTHER ONE-TIME ITEMS

The company's results of operations for the three and nine months ended October 3, 1999, are as follows (in thousands):

                                                           INCREASE (DECREASE)
                                            ------------------------------------------------
                                                          GROSS      OPERATING    NET INCOME
                                            REVENUES      PROFIT     EXPENSES       (LOSS)
                                            --------     --------    ---------    ----------
NINE MONTHS ENDED OCTOBER 3, 1999:
  Reported results of operations            $49,752      $21,724     $20,811      $  (741)
  Restructuring provision (1)                     -            -        (750)         750
  Sale of manufacturing license (2)          (6,200)      (5,800)          -       (5,800)
  Accruals for contractual issues (3)             -            -        (886)         886
                                            -------      -------     -------      -------
  Normalized results of operations          $43,552      $15,924     $19,175      $(4,905)
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

(2) During the first quarter of 1999, the company sold to G. E. Medical Systems a non-exclusive right to manufacture the Tilt-C system, in exchange for 826,666 shares of Series D Convertible Preferred Stock previously owned by
    G. E. Medical Systems. See Note 6 to Notes to Consolidated Financial Statements.

(3) Based upon legal activities occurring during the first quarter of 1999, the company concluded that it is probable that the company will incur settlement costs to resolve contractual issues with respect to two product installations.

The remainder of Management's Discussion and Analysis of Results of Operations will be based on normalized results of operations for the nine months ended October 3, 1999.

RESULTS OF OPERATIONS

OVERVIEW. Third quarter 1999 revenues and normalized net loss were $12,692,000 and $2,131,000, respectively, as compared to revenues of $15,878,000 and a net loss of $294,000 for the third quarter of 1998. The revenue decrease reflected planned reductions in OEM product shipments and decreased general radiography product shipments, offset by a significant increase in high margin service revenues. Gross margin as a percent of revenues increased from 38.2% in the third quarter of 1998 to 38.7% in the third quarter of 1999, primarily due to the improved margin on mammography product shipments. Operating expenses were modestly higher in the third quarter of 1999 as compared to the third quarter of 1998, due to higher sales expense and higher service costs related to installation and warranty provisions, offset by lower research and development expenses. As a result of these factors, the net loss increased from $294,000 in the third quarter 1998 to $2,131,000 in the third quarter of 1999.

The following table sets forth the percentage of revenues represented by certain data included in the company's statements of operations for the periods indicated:

                                                THREE MONTHS ENDED                NINE MONTHS ENDED
                                            ----------------------------     ----------------------------
                                            OCTOBER 3,     SEPTEMBER 28,     OCTOBER 3,     SEPTEMBER 28,
                                               1999             1998           1999*            1998
                                            ----------     -------------     ----------     -------------
     Revenues                                  100.0 %           100.0 %         100.0 %           100.0 %
     Gross margin                               38.7              38.2            36.6              38.6
     Research and development                   11.8              10.4            10.5              10.2
     Selling, marketing and service             30.9              22.2            26.1              24.6
     General and administrative                 10.1               8.1             9.1               8.7
     Loss from Operations                      (14.1)             (2.6)          (13.3)             (5.0)
     Benefit for income taxes                      -                 -               -                 -
     Net loss                                  (16.8)             (1.9)          (11.3)             (5.4)


* Based on normalized results of operations. See "1999 Results of Operations, Excluding Restructuring Charge and Other One-Time Items" on Page 17 of this Form 10-Q.

REVENUES. Third quarter 1999 revenues were $12,692,000, a 20% decrease from third quarter 1998 revenues of $15,878,000. The decrease reflects planned reductions in OEM product shipments and decreased general radiography product shipments, offset by a significant increase in high margin service revenues. The decrease was in the OEM and U. S. dealer sales channels, partly offset by an increase in the U.S. direct sales channel.

For the nine months ended October 3, 1999, normalized revenues were $43,552,000, or about 3% less than revenues of $44,795,000 for the nine months ended September 28, 1998. This decrease reflected a planned reduction in OEM revenues and decreases in general radiography revenues, partially offset by service, mammography and electrophysiology revenues. The decreases in product sales were in U. S. dealer and OEM channels, partly offset by increases in the international direct and dealer and U. S. direct channels of distribution.

GROSS PROFIT. For the third quarter of 1999, gross profit expressed as a percentage of revenues was 38.7%, as compared to 38.2% for the third quarter of 1998. The increase in gross profit as a percentage of revenues was primarily due to the shift in product mix to higher margin mammography and service revenues, from relatively lower margin OEM revenues.

For the nine months ended October 3, 1999, normalized gross profit as a percentage of revenues was 36.6%, as compared to 38.6% for the nine months ended September 28, 1998. This decrease was due to higher manufacturing variances as a percentage of revenues as well as the unfavorable impact of the large China order shipped in the second quarter which had no margin.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the third quarters of 1999 and 1998 were $1,493,000 and $1,651,000, respectively, or 11.8% and 10.4%, respectively, of revenues. For the nine months ended October 3, 1999 and September 28, 1998, research and development expenses were $4,570,000 and $4,572,000, respectively, or 10.5% and 10.2%, respectively, of revenues. The decrease in the three month period ended October 3, 1999 as compared to the three month period ended September 28, 1998 was due to lower expenditures related to digital general radiography product development and reduced workforce in the research and development department.

SELLING, MARKETING AND SERVICE EXPENSES. Selling, marketing and service expenses for the third quarters of 1999 and 1998 were $3,928,000 and $3,527,000, respectively, or 30.9% and 22.2%, respectively, of revenues. For the nine months ended October 3, 1999 and September 28, 1998, selling, marketing and service expenses were $11,378,000 and $11,026,000, respectively, or 26.1% and 24.6%, respectively, of revenues. As compared to the same three and nine month periods in 1998, marketing and service expense increased in the three and nine months ended October 3, 1999 due to higher domestic service expenses associated with higher service revenues, partially offset by lower marketing and international sales expenditures, as the company has increased its reliance on the marketing outlays and international distribution efforts of its marketing and distribution partners. The increase of selling, marketing and service expense as a percent of revenues was primarily due to the lower revenue levels for the three and nine month periods ended October 3, 1999.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the third quarters of 1999 and 1998 were $1,284,000 and $1,293,000, respectively, or 10.1% and 8.1%, respectively, of revenues. For the nine months ended October 3, 1999 and September 28, 1998, general and administrative expenses were $3,977,000 on a proforma basis, and $3,917,000, respectively, or 9.1% and 8.7% of revenues, respectively. For both the three and nine month periods, the modest increases in 1999 were due to higher legal costs; whereas, the increases as a percent of revenues were due to lower revenue levels in the 1999 three and six month periods.

INTEREST EXPENSE / INTEREST INCOME. Interest expense for the three months ended October 3, 1999 and September 28, 1998 was $159,000 and $86,000, respectively and, for the nine month periods then ended was $569,000 and $199,000, respectively. Interest income for the third quarters of 1999 and 1998 was $3,000 and $6,000, respectively, and for the nine month periods ended October 3, 1999 and September 28, 1998 was $72,000 and $52,000, respectively. The increase in interest expense, net of interest income, in the three and nine month periods ended October 3, 1999 as compared to the three and nine month periods ended September 28, 1998 is due primarily to higher levels of borrowings under the company's working capital line of credit, primarily due to the funding of cash operating losses, net of reductions in required investment in inventory.

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

NET LOSS. The company's normalized net loss for the third quarter of 1999 was $2,131,000, as compared to the third quarter 1998 net loss of $294,000. For the nine months ended October 3, 1999 the company's normalized net loss was $4,905,000 as compared to the $2,397,000 net loss for the nine months ended September 28, 1998. For the three and nine months ended October 3, 1999, the net loss increased relative to the three and nine month periods ended September 28, 1998 primarily as the result of the unfavorable effects of lower levels of production hours and material purchases on absorption of manufacturing costs, the effects of planned reductions in OEM product shipments, increased bad debt expense, and increased litigation costs. These unfavorable effects were partly offset by the favorable effects of increases in service revenues and shipments of mammography product.

INCOME TAXES

The company's estimated effective tax rate for the year ended December 31, 1999 is currently 0%. Accordingly, no income tax benefit or provision has been recorded for the three or nine month periods ended October 3, 1999. This rate was determined based upon the anticipated 1999 results of operations includable in the domestic consolidated tax return and upon projected net temporary differences between operating results reflected in the financial statements and those required to be reflected in the 1999 domestic consolidated tax return. As of December 31, 1998, the company had valuation allowances of approximately $8.8 million, reducing net deferred tax assets to $0. The realizability of net deferred tax assets is dependent on the company's ability to generate future taxable income, and the company's estimate of realizable deferred tax assets may change in the near future.

No income tax provisions have been recognized for foreign tax jurisdictions and no income tax benefits have been recognized for subsidiary losses outside the domestic consolidated return because they are not expected to reverse in the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the nine months ended October 3, 1999 was $1.2 million compared to $4.7 million used in operations in the comparable nine month period of

1998. The cash provided by operations was due to a $3.2 million decrease in working capital, partly offset by $1.9 million used to fund cash operating results (net income excluding non-cash expenses and the non-cash sale of a manufacturing license). The working capital decrease consisted of a $3.9 million decreased investment in inventories, $1.5 million in net collections of accounts receivable, offset by $1.0 million of restructuring-related expenditures (see Note 7 to Notes to Consolidated Financial Statements) and by a $0.7 million decrease in customer deposits.

Net cash used in investing activities was $0.6 million for the nine months ended October 3, 1999, down $0.6 million from the comparable nine month period in 1998.

Net cash used in financing activities for the nine months ended October 3, 1999 was $0.5 million, principally resulting from the reduction in borrowings under the company's bank revolving line of credit, made possible by the decreased investment in working capital.

As of October 3, 1999, the company had $1.1 million in cash and cash equivalents, working capital of $14.3 million, and a $10.0 million bank revolving line of credit facility, which is subject to restrictions as to availability based on eligible receivables and inventory, as defined. As of October 3, 1999, $3.5 million was available under the line. The agreement is secured by the company's accounts receivable, inventories, and fixed assets and may be called by the lender upon 30 days notice. The agreement is renewable monthly and such renewals are subject to a fee of $5,000 per month. The borrowings under the agreement are subject to interest at one percent over the bank's prime rate of interest, or 9.25%, at October 3, 1999.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

         Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the company due to adverse changes in financial and commodity market prices and rates. The company is exposed to market risk in the areas of changes in United States interest rates and changes in foreign currency exchange rates as measured against the United States dollar. These exposures are directly related to its normal operating and funding activities. Historically and as of October 3, 1999, the company has not used derivative instruments or engaged in hedging activities.

   INTEREST RATE RISK

         The interest payable on the company's revolving line of credit is variable based on the prime rate and, is therefore, affected by changes in market interest rates. At October 3, 1999, approximately $6.1 million was outstanding with an interest rate of 9.25% (prime plus 1%). The line of credit is cancelable upon 30 days notice by the lender and, should such cancellation occur, or the company's liquidity needs exceed amounts available under this line of credit, the interest rate applicable to replacement credit facilities might be significantly higher. For example, if the interest rate in effect for the three month periods ended October 3, 1999 and September 28, 1998 on the company's line of credit had been twice the rates in effect, the company would have incurred additional interest expense of approximately $159,000, or $.02 per share, and $86,000, or $.01 per share, respectively. The company attempts to manage its interest rate risk by monitoring interest rates which are available under other types of lending instruments and through other lenders but, at present, does not qualify for lending instruments which would not be more expensive that its current month-to-month lending arrangement. Therefore, the company's exposure to changes in interest rates will be significant until such time as its operating results permit it greater access to other lenders and lending instruments on terms equivalent or superior to those available under its current lending agreement.

   FOREIGN CURRENCY RISK

         The company has wholly owned subsidiaries in Australia and Germany. Local assets and liabilities, principally intercompany debt to the parent company, are recorded in local currencies, thereby creating exposures to changes in exchange rates. These changes may positively or negatively affect the company's operating results. As disclosed in Note 9 to Notes to Consolidated Financial Statements, revenues in foreign currency through all foreign subsidiaries constituted under 7% of the company's total revenues for the three month periods ended October 3, 1999 and September 28, 1998. The company therefore does not believe that foreseeable near-term changes in exchange rates will have in a material effect on future earnings, fair values or cash flows of the company and has chosen not to enter into foreign currency hedging instruments. There can be no assurance that such an approach will prove to have been successful, especially in the event of a significant and sudden decline in the value of any of the applicable local currencies.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a)  EXHIBITS

          Exhibits filed with this report:

          Exhibit No.              Description
          -----------              -----------

               27            Financial Data Schedule

(b)  REPORTS ON FORM 8-K

          None



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended October 3, 1999 to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FISCHER IMAGING CORPORATION

                                       /s/ LOUIS E. RIVELLI
                                       -------------------------
                                       Louis E. Rivelli
                                       President and Chief Operating Officer


November 17, 1999

                                  EXHIBIT INDEX

Exhibit No.                  Description
-----------                  -----------
   27                        Financial Data Schedule
