Form 10-K
period 1999-12-31
FISCHER IMAGING CORP
filed 2000-04-14
CIK 750901

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

                  For the fiscal year ended December 31, 1999

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

  The aggregate market value of the common equity held by non-affiliates of the Registrant as of March 1, 2000 was approximately $23,248,000.

  The number of shares of Registrant's Common Stock outstanding on March 1, 2000 was 7,058,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Proxy Statement for its 2000 Annual Meeting of Stockholders to be filed on or prior to May 5, 2000, are incorporated by reference into Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          FISCHER IMAGING CORPORATION

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----

                                     Part I

 Item 1.  Business......................................................    1
 Item 2.  Properties....................................................   21
 Item 3.  Legal Proceedings.............................................   21
 Item 4.  Submission of Matters to a Vote of Security Holders...........   22

                                    Part II

           Market for Registrant's Common Equity and Related Stockholder
 Item 5.  Matters.......................................................   23
 Item 6.  Selected Consolidated Financial Data..........................   26
             Management's Discussion and Analysis of Financial Condition
 Item 7.  and Results of Operations.....................................   27
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk....   35
 Item 8.  Financial Statements and Supplementary Data...................  F-1
             Changes in and Disagreements with Accountants on Accounting
 Item 9.  and Financial Disclosure......................................   35

                                    Part III

 Item 10. Directors and Executive Officers of the Registrant............   36
 Item 11. Executive Compensation........................................   36
                     Security Ownership of Certain Beneficial Owners and
 Item 12. Management....................................................   36
 Item 13. Certain Relationships and Related Transactions................   36

                                    Part IV

            Exhibits, Financial Statement Schedules, and Reports on Form
 Item 14. 8-K...........................................................   37
          Signatures....................................................   39

                                    PART I

ITEM 1. BUSINESS

  Fischer Imaging Corporation, incorporated in the State of Delaware in 1991, designs, manufactures and markets specialty and general purpose medical imaging systems for diagnosing and treating disease. The Company's newer products are directed towards medical specialties, such as diagnosing and treating breast cancer, heart disease and vascular disease, in which image-guided, minimally invasive therapies are replacing open surgical procedures. The Company also has designed and manufactured specialty x-ray imaging components and subsystems for several leading medical products companies as an Original Equipment Manufacturer ("OEM") and sells general radiology systems for use in hospitals, clinics and physicians' offices.

Products and Markets

  The Company's proprietary products serve major markets including: Breast Cancer Screening and Biopsy, Electrophysiology, Endovascular and
Interventional, and General Radiology.

  As an OEM, the Company has designed and manufactured specialty x-ray imaging components and subsystems for several leading medical equipment manufacturers including the GE Medical Systems division of General Electric Company, Varian Associates, Inc., and Picker International, Inc. The Company has been withdrawing from the OEM business during the last several years.

  Breast Cancer Imaging and Biopsy Markets

  Market Overview

  Breast cancer is the leading cause of death from cancer in the United States among the 30 million women between the ages of 40 and 55 and the second leading cause of death from cancer among all women. According to the American Cancer Society, each year about 200,000 new cases of breast cancer are diagnosed and 50,000 women die from the disease. The incidence of breast cancer increases with age, rising from about 100 cases per 100,000 women at age 40 to about 400 cases per 100,000 women at age 65. Thus, the Company believes that the significant aging of the population, combined with improved education and awareness of breast cancer and diagnostic methods, will lead to an increased number of breast cancer screening and diagnostic procedures.

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

  When the results of a diagnostic mammogram are inconclusive, a breast biopsy is typically performed. The Company believes that over one million biopsies are performed each year, 70% to 90% of which result in a benign diagnosis. The most common forms of biopsy are: (1) open surgical, (2) stereotactic core needle and (3) ultrasound-guided core needle biopsies.

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

  During a stereotactic core needle biopsy procedure, the patient lies face down in a prone position on an x-ray imaging table with the breast hanging pendulant through an opening in the table. The x-ray imaging system and the doctor's work space is under the table. The physician is able to locate the lesion in a three-dimensional field by the use of stereotactic x-ray imaging and accurately position the core needle to within one millimeter for tissue sample removal. The patient is given a local anesthetic during the less than one hour procedure, and a small nick is made in the patient's skin which, at the conclusion of the procedure, can be covered with a Band-Aid. As with open surgical biopsy, the tissue sample is sent to a pathology laboratory for analysis.

  The Company believes that the number of stereotactic core needle biopsy procedures has grown from about 500 per year in 1990 to, in recent years, over 300,000 per year. This increase is believed to be driven by the clinical and cost advantages as well as improvements in tissue removal systems (such as the Mammotome(TM) device from Ethicon-Endo Surgery, Inc., a Johnson & Johnson Company, which can be used in conjunction with the Company's Mammotest system). Television programs in recent years which discuss the benefits of stereotactic core needle biopsy have increased awareness both among women and among managed care organizations as to the cost savings and less-invasive nature of the procedure. The Company believes that another factor causing an increase in the number of biopsies requested, including stereotactic, is the fact that the leading cause of malpractice lawsuits against physicians is the failure to detect breast cancer on a timely basis.

  Medicare Coverage. On December 7, 1999 the Health Care Financing Administration ("HCFA") provided a national coverage decision memorandum for image guided breast biopsy. HCFA's memorandum concluded that, "percutaneous image guided breast biopsy is as accurate as open surgical biopsy" and recommended a national coverage policy for percutaneous image guided breast biopsy. HCFA estimated that 78% of Medicare beneficiaries underwent open surgical biopsy procedures while 14% were stereotactically performed and 7% performed under ultrasound. The Company believes that HCFA's National Coverage Decision may well provide an improved coding and reimbursement environment for stereotactic breast biopsy in future years.

  Ultrasound-Guided Core Needle Biopsy. Ultrasound imaging can play an important supporting role to mammography due to its ability to diagnose cysts and to properly characterize masses. An additional advantage is that the patient is not exposed to x-ray radiation. The quality of ultrasound equipment has only recently improved to the level needed for breast imaging and, as yet, those who perform mammograms are generally not well trained in breast ultrasound imaging techniques. Nonetheless, the Company believes that the capability of ultrasound to permit the identification of some breast masses without exposing the patient to x-ray radiation may result in increased use of ultrasound for diagnosis of breast masses and for guiding core needle biopsies in the future.

  Other Technologies In Development. Other developing technologies that may be used to detect, diagnose, and improve the diagnosis and treatment of breast cancer include digital mammography and magnetic resonance imaging. The Company has products under development using both of these technologies:

  Digital Mammography. Digital mammography provides a number of advantages over conventional x-ray mammography:

  . With digital mammography, the image is acquired electronically and displayed on a computer monitor, which allows image contrast to be varied. This can allow a mammogram image to be contrast adjusted, so that it can be interpreted appropriately without subjecting the patient to a second mammogram. Because younger women typically have denser breast tissue, which is not visualized adequately with film mammography, this feature may be particularly useful in screening women under age 50.

  . A properly designed digital mammography system can reduce radiation dosage by at least a factor of two.

  . Other benefits include: (1) real time acquisition (film processing is not necessary), (2) storage of the mammogram in digital memory or on digital archival media, (3) an ability to implement computer-aided diagnosis algorithms, and (4) telemammography (digital transmission of mammograms for remote display and diagnosis).

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

  The Company believes that Breast MR with biopsy capabilities will be used primarily to provide physicians and patients with additional information concerning the appropriateness of lumpectomy (removal of a breast tumor and surrounding tissue) as opposed to mastectomy (removal of the entire breast). It may also be used for imaging patients with a high risk of cancer recurrence or in other special cases where breast cancer may be suspected but where film screen mammography and ultrasound produce negative findings.

  Products

  The Company serves the mammography market with stereotactic core needle biopsy products and screening and diagnostic mammography systems.

  Mammotest(R)/Mammovision(R). First introduced in 1989, the Company's Mammotest stereotactic core needle biopsy system is designed expressly for core needle biopsy of the breast. The Mammotest system consists of an elevating, prone position table, a mammographic x-ray imaging system and a stereotactic needle guidance system. The Company is one of only two manufacturers worldwide of prone tables. In 1992, the Company introduced Mammovision, the first charge coupled device ("CCD") imaging system cleared by the U.S. Food and Drug Administration ("FDA") that produces breast tissue images on nearly a real time basis. With the aid of proprietary software, the coordinates of a breast lesion can be quickly calculated using a computer trackball. These coordinates are then transmitted to the Autoguide, a motor-driven needle holder assembly that precisely aims the biopsy needle at the lesion. Mammovision has become a standard for providing computer-based imaging for the Mammotest system.

  Since 1990, over 1,200 Mammotest systems have been installed worldwide, with the vast majority of installations occurring in the United States.

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

  Mammotest Plus "S"(TM) Surgical System. The Mammotest Plus "S" Surgical System was introduced in February 1998 in support of the Company's marketing alliance with Ethicon Endo-Surgery, Inc., a Johnson & Johnson company. The Mammotest Plus "S" is based on the Mammotest Plus prone biopsy system, with enhancements designed to support the more advanced techniques performed in the surgical market segment. The list price of the Mammotest Plus "S" system is approximately $280,000.

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

  SenoScan, introduced as a prototype in 1997, is presently installed in six locations. The six systems have performed clinical testing on about 1,500 patients in support of the Company's planned 510 (k) pre-market clearance or PMA application. Recent information from the FDA indicates a change in the type of study the FDA is requiring for pre-market clearance of digital mammography. See "Business--Government Regulation." On January 31, 2000 the FDA cleared the Senograph 2000D from General Electric for marketing in the U.S. The clearance was achieved under a PMA or Pre Market Approval application which must demonstrate safety and effectiveness. The FDA's decision, recommended by an Advisory Panel to the FDA on December 16, 1999, has clarified several aspects of clinical study requirements of the FDA. The Company is proceeding to conduct reader studies using data from patients acquired during the previous three years. The results of these studies, along with technical information, are planned to be submitted to the FDA during 2000 in support of either a 510 (k) pre-market notice or a PMA application. The FDA has provided guidance to the Company setting out clinical trial results that would be required in order to achieve a 510 (k) pre-market notification. Should the Company's clinical studies not meet the level of accuracy specified for a 510 (k) clearance, the Company plans to submit its data as part of a PMA application.

  While the Company expects that its SenoScan system may cost more than conventional film screen mammography systems, it believes that the increased benefits from improved imaging will more than offset the increased capital costs.

  Prototype MR Biopsy System. The Company has designed and manufactured a prototype MR biopsy system that is compatible with the Signa 1.5T magnetic resonance imaging system provided by GE Medical Systems, which constitutes a significant portion of the installed base of magnetic resonance imaging systems. This installed base is believed to consist of about 4,000 operational systems in the United States. Clinical trials of the prototype system, which would test the system's ability to reliably biopsy breast lesions using magnetic resonance imaging as its guidance modality, are underway at a university hospital. The Company believes that the primary use of Breast MR, combined with biopsy capabilities, will be to provide the physician and patient with additional information concerning known cancers, and to evaluate the appropriateness of lumpectomy as opposed to mastectomy.

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

  The treatment of arrhythmia patients typically involves a diagnostic study of the electrical functioning of the heart (an "electrophysiology" or "EP" study). Treatment following the EP study may include: (1) prescription of an anti-arrhythmic drug, (2) corrective open heart surgery, (3) implantation of a implantable cardiovertor defibrillator ("ICD") or (4) interventional therapy such as radio frequency ("RF") ablation. The Company estimates that about 200,000 EP studies are performed each year.

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

  EP/X/2/(TM). The EP/X/2/, a cost-effective, ceiling suspended, bi-plane fluoroscopy system, is designed to meet all the positioning requirements of electrophysiologists, with easy access to the patient. The Company believes that bi-plane imaging will be important for new, developing EP procedures such as catheter treatment for ventricular tachycardia or atrial fibrillation. The Company believes a ceiling suspended system is versatile enough for use in either a dedicated EP laboratory or in a surgical suite. As a lower cost alternative, the EP/X/2/ complements the Company's bi-plane Cardiac CX/Pegasus imaging system. The list price of the EP/X/2/ system is well below the lowest price of currently available competing systems. FDA 510(k) clearance for the EP/X/2/ was obtained in 1997. The EP/X/2/ system, which has a list price of $800,000, is installed in many leading EP laboratories throughout the United States.

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

  EP Stimulators. The Company currently markets the DTU-215 EP Stimulator, a four-channel stimulator for use in EP laboratories and has under development the EP/Stim, a computer-driven stimulation system, that would allow the physician to load his personal protocols for performing electrophysiology procedures. The DTU-215 EP Stimulator lists for $22,000. During 1999, the Company continued work on a 510(k) notification for the EP/Stim to the FDA, and now believes this submission will occur during 2000 after extensive FDA review.

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

  Products

  2000/2001 Series. The 2000/2001 Series of products include specialized x-ray imaging systems designed to meet the x-ray imaging needs of the operating room during open heart and other open surgical procedures. Specific features include:

  .  a ceiling suspended isocentric c-arm x-ray imaging system,

  .  state of the art angiographic and digital image management capabilities,

  . a surgical table with motorized control for rotation, tilting and elevation

  . an unobstructed 80 inch cantilevered carbon fiber table top that supports the patient and permits full body x-ray imaging, and

  . with the 2001 system, increased x-ray tube heat capacity and the ability to add a 12 inch image intensifier.

  An important feature of the 2000/2001 Series systems is high-line variable frame rate progressive fluoroscopy, which allows x-ray dosage reduction of up to 80% with no loss in image quality. The Company believes this feature is important because many technicians who perform catheter placements, pacemaker implantation and general orthopedics are not trained in radiology.

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

  Imager III. The Company's Imager III system is a universal x-ray imaging system designed for a wide variety of endovascular and other interventional radiology procedures. Incorporated in these systems are digital image processing computers, which allow reduced x-ray dosage and improved image quality, and sophisticated positioning control over the patient and the x-ray source, permitting the physician to efficiently achieve all the angles necessary to complete a procedure.

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

  DR1000C Digital Chest System. Under a joint product development and marketing arrangement with Direct Radiography Corp. ("DRC"), a subsidiary of Hologic, Inc., the Company has developed a dedicated digital chest system incorporating DRC's DirectRay(TM) direct-to-digital x-ray capture system. To date, the DR1000C is installed and operational at twelve sites, throughout Europe and the US. See "Strategic Alliances". The list price of the DR1000C is approximately $350,000.

  DR1000 Digital Traumex. The DR1000 Digital Traumex is a digital version of the Company's versatile and highly successful Traumex emergency room and general purpose x-ray system. Incorporating DRC's DirectRay(TM) direct-to-digital x-ray capture system, several DR1000 systems are installed in Europe and the United States. The DR1000 has a list price of $395,000.

  OEM Agreements

  The Company has designed and manufactured specialty x-ray imaging components and subsystems for several leading medical products companies as an OEM. Sales under OEM contracts amounted to about 27% of the Company's 1999 total revenues. As a result of difficulty in forecasting market demand and generally low gross margins, the Company has decided to de-emphasize the OEM business.

  GE Medical Systems. GE Medical Systems, currently the holder of a 7% interest in the Company, has been a significant customer, accounting for approximately 20.3% of the Company's 1999 total revenues. GE Medical Systems has purchased Tilt-C positioners from the Company under the terms of its OEM contract. The Tilt-C positioner is a multi-purpose 90 degree tilting table with a cantilevered table top and sophisticated positioner controls. These are used in biopsies and other interventional procedures, as well as in general imaging studies. On March 29, 1999, the Company announced an agreement with General Electric Company, on behalf of GE Medical Systems, under which 826,666 or 62% of the 1,333,333 shares of Series D Convertible Preferred Stock owned by GE Medical Systems were exchanged for a non-exclusive right to manufacture the Tilt-C system. The Company has completed its manufacturing activity for GE Medical Systems in early 2000. In late 1999 GE Medical exercised its registration right on the remaining 506,667 shares of Preferred Stock that is owned. See also the related discussion at "Item 5-Market for Registrant's Common Equity and Related Stockholder Matters--Risks Associated with Shares Eligible for Future Sale" later in this report.

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

  Picker. In March 1997, the Company agreed to supply cardiac catheterization systems for international markets. During 1999 the Company and Picker agreed to terminate the supply agreement for various products. Under a previous OEM agreement that expired in February 1997, the Company supplied Picker with radiographic and fluoroscopic systems, including the x-ray generator, imaging chain, table and tube stand. During 1999, the Company and Picker agreed to terminate the supply agreement for various products. The Company expects to continue to provide parts for such systems over the next several years.

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

  The Company's decision to withdraw from the OEM business will result in significant reduction in revenue in future years. For example, in 1999 the Company sold to GE Medical over $6.3 million in Tilt-C systems as well as a $6.2 million manufacturing license. OEM business activity has been a significant portion of the Company's revenues in recent years, as shown in the table below:

                                               Year Ended December 31,
                                         --------------------------------------
                                           1999      1998      1997      1996
                                         --------  --------  --------  --------
                                         (In thousands, except percentages)
OEM revenues............................ $ 17,721  $ 14,604  $ 17,826  $ 31,422
Percentage of total revenues............     26.8%     24.4%     31.3%     40.5%
Total revenues.......................... $ 66,071  $ 59,804  $ 56,908  $ 77,508

  Future OEM revenues are planned to approach zero as the Company gradually fulfills its obligation to supply spare parts for its prior OEM customers. While the Company plans to continue to have collaborative agreements with companies in the diagnostic imaging industry, these agreements will mainly include the distribution and sale of complete primary imaging systems as opposed to the supply of components and subsystems to OEM customers. In addition, the Company plans to provide services such as installation, warranty service and service contracts for the end use customers purchasing the Company's products. The Company believes that its OEM business has produced lower than required gross margins. In addition, demands for research and development expenditures have not allowed the Company to focus on development of its own proprietary products.

Sales and Marketing

  In the United States, the Company currently markets its products through its direct sales force and certain dealers. Direct sales offer the Company higher margins, more control over the sales process and customer contacts, and ongoing service revenues. The Company believes that sales of its more sophisticated products such as breast imaging and biopsy systems, EP and endovascular systems may be enhanced by a focused and dedicated sales force. As a result, the majority of the Company's sales of Mammotest and EP systems are made through its direct sales force. The Company believes that general radiology systems can be more effectively sold by dealers because such products require broader distribution and more competitive pricing. Therefore, the Company primarily markets its general radiology systems through dealer organizations. Some of these dealers market the Company's entire product line, while others focus exclusively on the general radiology market. As of December 31, 1999, the Company had 18 direct sales people whose territories primarily cover large metropolitan areas and about 10 independent dealers covering the remainder of the United States. The Company also expects to continue to benefit from a marketing alliance with Ethicon Endo-Surgery, which has a direct sales organization and marketing resources substantially larger than those of the Company. See "Strategic Alliances."

  Historically, the Company's marketing efforts have been focused in the United States. However, the Company has also attempted to expand its international marketing efforts to support the Company's expansion into the European, Asian and Latin American markets. The Company formed subsidiaries in Australia (1984), Europe (1993), and China (1996) to manage its sales and its dealer relationships in Asia and Europe. International sales have also been made through dealers in Latin America and the Middle East. In recent years, the Company's efforts to expand internationally have met with limited success. Therefore, the marketing alliances that have produced encouraging results in the United States may, in the future, receive greater emphasis internationally as a means of expanding the Company's markets. As of December 31, 1999, the Company had 10 direct sales people and about 30 dealers conducting the Company's international sales efforts.

  The Company's marketing activities include trade shows, advertising in professional journals, telemarketing and the administration of seminars, conferences and physician training programs. The marketing group develops sales leads and assesses customer satisfaction with the Company's products, as well as with direct and dealer service performance.

  The Company's service organization is responsible for installing its products and providing warranty service. Products sold by the direct sales force carry limited warranties covering parts and labor for periods ranging from six to twelve months. Products sold through dealers and to OEM customers carry more limited warranties, with terms ranging from six to twelve months and typically covering only parts or components. Service personnel offer maintenance service either under contracts or at hourly rates. The direct service organization also provides maintenance service in some foreign countries. In other foreign countries, the Company utilizes dealers and third parties to provide maintenance service for its products. As of December 31, 1999, the Company employed 38 field and technical support engineers and 13 administrative and management personnel in its U.S. service organization.

International Operations--The costs, uncertainty of product acceptance, and other elements of doing business internationally could affect whether the Company can be successful in establishing profitable international operations.

  Revenues from customers based outside the United States accounted for 15.4%, 15.6%, and 18.7% of the Company's total revenues in 1999, 1998, and 1997, respectively. These revenues included sales to foreign OEM customers of 3.2%, 11.5%, and 6.8% of the Company's 1999, 1998, and 1997 total revenues, respectively. In addition, the Company has OEM contracts with several foreign and multinational companies that distribute the Company's products internationally and within the United States. Risks of doing business outside the U.S. include:

  . the expense and difficulty of establishing, expanding, and managing international operations,

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

See Note 11 "Operating and Geographic Segment Information", of Notes to Consolidated Financial Statements for additional information.

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

  In December 1998, the Company entered into an agreement with Ethicon Endo-Surgery Europe for the distribution of the Mammotest system in Europe. Under this agreement, the Company will provide applications and service support, while EES Europe is responsible for sales of the Mammotest system. Under the terms of this agreement, in the event the Company in the future was unable to meet certain potential delivery obligations, Ethicon Endo-Surgery could have the right to demand a liquidated damages amount of $600,000 and terminate the agreement.

  Digital Radiography Corp. In November 1997, the Company entered into an alliance with Digital Radiography Corp., now a subsidiary of Hologic, Inc. under which the Company and DRC jointly developed digital radiographic systems utilizing DRC's FDA-cleared DirectRay(TM) digital image detector technology and the Company's positioning and x-ray components. Potential clinical benefits of digital image acquisition over film-based imaging include:

  .  fewer retakes,

  .  faster diagnosis,

  .  remote image interpretation,

  .  image integration with other patient records,

  .  reduced film and other supply costs, and

  .  higher equipment utilization.

Under a draft agreement, manufacturing, installation, service, and support functions would generally be performed by the Company, while marketing and sales would be performed by both companies. The Company is currently operating under the draft agreement.

  The first system developed under this alliance was a dedicated digital chest system (DR1000C), which is now installed in twelve sites. The next major product was a digital version of the Company's versatile and highly successful Traumex emergency room and general purpose x-ray system (DR1000). Currently, over twenty systems are installed globally. See "General Radiography Products".

  In January 1999, the Agfa-Gevaert Group announced an agreement to acquire Sterling, the parent company of Direct Radiography Corp., but not Direct Radiography Corp. itself. In June 1999, Hologic acquired DRC from Sterling. While the Company and Hologic are working under the terms of a draft agreement negotiated with Sterling, there is no agreement between the parties at this time.

  Kodak. On November 28, 1999, Kodak announced at the Radiological Society of North America in Chicago that Analogic, in conjunction with the Company and Digital Radiography Corp., will build two digital systems for Kodak, the DR5000 and DR9000. Analogic since that time has purchased, on the behalf of Kodak, several systems from the Company and has provided a purchase order to the Company for more than 50 systems. While the Company, Kodak and Analogic continue to work together to deliver these systems, there is no formal agreement between the companies at this time.

Backlog

  The Company's backlog generally includes only product orders for which delivery is requested within the upcoming twelve months. Although the Company has orders with longer than twelve month lead times, such orders are included in backlog only when the requested delivery date falls within a twelve month period.

  As of December 31, 1999 and 1998, the Company's backlog was approximately $14.2 million and $26.9 million, respectively. About half of the reduction in the Company's backlog was from the planned withdrawal from the OEM business. The balance in backlog reduction results from manufacturing improvements and the elimination of overdue shipments to customers. Backlog as of any particular date should not be relied upon as being indicative of the Company's revenues for any future period.

Research and Development

  The Company has a number of potential new products in various stages of development. Currently, the Company's research and development efforts are focused on the development of SenoScan(R), its full field digital mammography system employing CCD imaging technology. In addition, the Company is expending significant research efforts to integrate breast ultrasound with the Mammotest system (MammoSound(TM)). Research and development expenditures totaled $5.9 million, $6.4 million and $6.0 million in 1999, 1998, and 1997, respectively.

  The National Cancer Institute, through payments made to certain members of the National Digital Mammography Development Group (a consortium of GE Medical Systems and four universities), has provided limited funding for the clinical testing of SenoScan.

  The Company also has a research arrangement with the University of Toronto's Department of Medical Physics to jointly evaluate the Company's digital mammography SenoScan(R) system.

  The Company believes that its ability to develop technical innovations and apply them to new products designed for targeted clinical applications has been and continues to be important to its success. The Company's key areas of engineering expertise include digital image processing, structural mechanical design, microprocessor control of servo systems, high voltage x-ray generator design and high resolution video systems. As of December 31, 1999, the Company employed 24 engineers and technicians in research and development.

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

  The Company has a number of potential new products in various stages of development. Current research and development efforts are focused on the development of SenoScan, its full-field digital mammography system, for which clinical trials are continuing but which has not yet received pre-market clearance from the FDA. In addition, significant efforts are being expended on ultrasound, as well as full-field digital mammography. These products involve technological innovation and require significant planning, design, development and testing at the technological, product and manufacturing process levels. Significant investments in research and development, equipment, inventory, manufacturing and marketing are also required. Lengthy and expensive clinical trials could also be required prior to submission to the FDA for FDA clearance or approval. There can be no assurance that the Company will be able to successfully design, manufacture and market these new products or that the new products will receive FDA clearance or approval. In addition, the Company's newest products may be used with minimally-invasive surgical procedures and the Company believes that it must demonstrate to physicians and managed healthcare organizations the clinical benefits, safety, efficacy and cost-effectiveness of its products for such procedures. In particular, the Company must demonstrate that its products are an attractive alternative to other products and methods that may be widely accepted. There can be no assurance that surgeons will embrace such techniques as replacements for open surgical procedures or that hospitals will be willing to invest in and utilize the Company's products. Lack of widespread acceptance of these products could have a material adverse effect on the Company's future revenues and earnings. See "--Research and Development."

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

  The Company's Mammotest system principally competes with the prone-positioning breast biopsy system manufactured by Lorad, a division of Trex Medical, which Lorad has aggressively priced and marketed. Many larger companies, including GE Medical Systems, Philips and Siemens, also offer stereotactic add-on systems. In December 1998, following the acquisition of U.S. Surgical Corporation by Tyco Corporation, Trex announced the termination of its OEM agreement with U. S. Surgical for the sale of the stereotactic table manufactured by Lorad on a private label basis. In December 1999 Trex Medical announced it had agreed to repurchase $4.7 million in inventory from USSC. It is expected that these repurchased systems will be available on the market at low prices, harming the Company's ability to sell its system at normal prices. See Item 3 "Legal Proceedings" for a discussion of the Company's patent infringement litigation against Lorad.

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

  FDA regulations require manufacturers of medical devices to adhere to "Quality Systems Regulations", which include testing, quality control and documentation procedures for design and manufacturing. The Company's manufacturing facilities are subject to periodic inspection by the FDA. In March 1995, the Company was issued a Warning Letter by the FDA concerning documentation and other deficiencies at its Denver facility. The Company rectified these deficiencies and resolved this matter with the FDA later that year. Following an inspection which concluded in December 1996, the FDA issued Inspectional Observations Form 483 ("Form 483") and a Warning Letter concerning manufacturing practices at its Denver facility. The FDA requested a written response to the Warning Letter regarding planned corrective actions and a favorable third-party certification of the Company's manufacturing and quality systems. These actions were completed. In October 1998, following a periodic inspection, the FDA issued a Form 483 regarding possible deficiencies in manufacturing, quality, and documentation practices. The Company has submitted its response to the Form 483 and is instituting corrective actions.

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

  The FDA has post-marketing controls that include a requirement to file medical device reports when the Company becomes aware of information suggesting that one of its marketed products may have caused or contributed to a death, serious injury or serious illness or has malfunctioned in a way which could lead to that result. The Company must utilize field performance information, which includes any reportable events, in its quality control system to make any changes necessary to reduce or eliminate similar events in the future. The FDA utilizes Medical Device Reports to determine whether it should exercise its enforcement powers, such as mandatory product recalls, temporary suspensions of approvals, or withdrawal of 510(k) marketing clearances or pre-market approvals. The filing of Medical Device Reports indicating unexpected product hazards or the failure to comply with medical device reporting requirements could have a material adverse effect on the Company.

  Each of the Company's products is required to receive FDA clearance or approval prior to commercialization. To date, all of the Company's products have been classified by the FDA as Class II medical devices and have been eligible for FDA marketing clearance under the FDA's 510(k) pre-market notification process, which is generally less time consuming than the more involved pre-market approval process for Class III medical devices (a "PMA"). The Company believes that most of its currently anticipated future products and substantial modifications to existing products will be eligible for the 510(k) pre-market notification process. However, the FDA has now provided two pre-market approval pathways for full-field digital imaging mammography systems like the SenoScan system being developed by the Company. The Company plans to submit either a 510(k) pre-market notification application or a PMA for its SenoScan system during 2000. The FDA has provided the Company clinical study requirements that, if met, would allow a 510(k) submission for the SenoScan system. The Company will decide which clearance pathway is appropriate following analysis of its clinical data. The Company plans to submit a PMA if the data would not allow a 510(k) submission.

  Under a PMA the FDA has the right to require extensive clinical studies, manufacturing information and most likely a review by a panel of experts outside the FDA. Clinical studies would need to be conducted in accordance with FDA requirements. Failure to comply with FDA requirements could result in the FDA's refusal to accept the data or the imposition of regulatory sanctions. FDA review of a PMA application can take significantly longer than that for a 510(k) pre-market notification and could take several years to complete. There can be no assurance that the necessary applications clearances or approvals for any of the Company's new products, including SenoScan, will be made or obtained on a timely basis, if at all. Failure to obtain necessary regulatory approvals, the restriction, suspension or revocation of existing approvals, or any failure to comply with regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

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

  The Company is also regulated by the FDA under the Radiation Control for Health and Safety Act of 1968, which specifically addresses radiation emitting products. Under this law, the Company must submit initial reports on any new x-ray systems that require certification. In addition, the Company must submit installation reports to the FDA certifying compliance with installation instructions of the manufacturer. Under certain circumstances, the Company also is required to submit Product Defect Reports concerning its radiation emitting products to the FDA and, sometimes, to the first purchasers of the products. Product Defect Reports describe any safety related product defects or the failure of a product to conform to an applicable standard of which the Company has become aware. Additionally, the Company is required to submit Accidental Radiation Occurrence reports to the FDA whenever one of its products accidentally releases radiation that results in an injurious or potentially injurious exposure to any person. However, the Company need not file both a Medical Device Report and an Accidental Radiation Occurrence report on the same incident. A failure to comply with these regulations could have a material adverse effect on the Company. Furthermore, discovery of unexpected product hazards or failures to meet required standards through the reporting system could also have a material adverse effect on the Company.

  The Company is currently engaged in discussions with the FDA regarding the FDA's order to recall a number of its diagnostic mammography systems. The Company's position, mirrored by the National Electrical Manufacturers Association, is that the FDA's position is inconsistent with prior performance standards published for mammography systems. There is no assurance, however, that the Company will not be required to recall over 500 mammography systems. The Company is unable to estimate the cost of such a recall at this time.

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

  The Federal government also regulates the reimbursement of fees related to certain diagnostic procedures or medical conditions and capital equipment acquisition costs connected with services to Medicare beneficiaries. Other legislation has limited Medicare reimbursement of these fees, which has the effect of limiting the availability of reimbursement for procedures or conditions and, as a result, may inhibit or reduce demand by healthcare providers for the Company's products. For example, the Balanced Budget Act of 1997, enacted by Congress in August 1997, reduces capital expenditure payments to hospitals by some two percent for the period October 1, 1997 through September 30, 2002. Additionally, hospitals may continue to face other capital constraints, which prevent them from investing in such equipment. In addition, widespread use of procedures utilizing the Company's SenoScan digital or breast magnetic resonance imaging mammography systems, which are currently under development, would likely require reimbursement in excess of those currently permitted under Medicare guidelines. As a result, the demand for these systems may be limited.

  While the Company cannot predict what effect the policies of government agencies and other third party payers will have on future sales of the Company's products, there can be no assurance that such policies would not have a material adverse impact on the business of the Company.

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

  In connection with the June 1995 sale of Series D Convertible Preferred Stock to GE Medical Systems, the Company granted contingent access to the technology of, and rights to manufacture, an OEM product. On March

29, 1999, the Company announced an agreement to transfer to GE Medical Systems non-exclusive rights to manufacture this OEM product, in exchange for 826,666 or 62% of the 1,333,333 shares of Series D Convertible Preferred Stock owned by GE Medical Systems. See also related discussion at "Item 5--Market for Registrant's Common Equity and Related Stockholder Matters--Risks Associated with Shares Eligible for Future Sale" later in this report. See also "-- Strategic Alliances" for a discussion of potential license rights granted to Ethicon Endo-Surgery.

  As described more fully under Item 3 "Legal Proceedings," the Company continues to vigorously pursue its claims of patent infringement against Lorad covering certain features of the Company's stereotactic breast biopsy system.

  Fischer(R), Fischer Imaging(R), Mammotest(R), SenoScan(R), EPIC(R), Mammovision(R), and TRAUMEX(R) are registered trademarks of the Company, and Mammotest Plus(TM), Mammotest Plus "S"(TM), Mammovision Plus(TM),
MammoSound(TM), HFX(TM), HFX Plus(TM), Cardiac CX/Pegasus(TM), Target on Scout(TM), EPACE(TM), and EP/Stim(TM), EP/X(TM), and EP/X/2/(TM) are trademarks of the Company.

Employees

  As of December 31, 1999, the Company had 289 employees, including 144 in manufacturing, 24 in engineering, 99 in sales, marketing and service and 22 in administration. None of the Company's employees are parties to a collective bargaining agreement. The Company considers relations with its employees to be satisfactory.

Risk of Dependence on Key Personnel--The departure of key employees could adversely affect the Company's future success.

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

Other Developments

  During the third quarter of 1997, the Company decided to close its Addison, Illinois manufacturing facility and, accordingly, recorded a $2.9 million restructuring provision for the anticipated shortfall between required lease payments and estimated sublease payments during the facility's remaining lease term (running through June 2002), estimated facility closing costs, severance and certain other non-recurring costs associated with this decision. In January 1999, the Company fulfilled its remaining obligations for this facility by agreeing to a $1.0 million lease buyout, completing the Addison closure. Not all production had been successfully transferred, however, and in the second quarter of 1999, the Company accrued an additional $750,000 provision for the Addison closure, principally for the discontinuing of a product line formerly produced in that facility, including related acceptance issues. See Note 6 of Notes to Consolidated Financial Statements.

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

          Member                                      Affiliation
          ------                                      -----------
   David G. Bragg, M. D................ Professor Emeritus and Former Chairman,
                                        Radiology  University of Utah School of
                                        Medicine
                                         Salt Lake City, Utah
                                        Special Assistant to the Director,
                                         Diagnostic Imaging Program
                                         National Cancer Institute
                                         Bethesda, Maryland
   Joseph P. Galichia, M. D............ Galichia Cardiovascular Cardiology
                                        Group P. A.
                                         Wichita, Kansas
   William R. Hendee, Ph. D............ Senior Associate Dean for Research
                                         Medical College of Wisconsin
                                         Milwaukee, Wisconsin
   Philip Z. Israel, M. D.............. Member of the staff,
                                         Breast Center,
                                         Marietta, Georgia
   Spencer B. King, M. D............... Director of Interventional Cardiology
                                         Emory Hospital
                                         Atlanta, Georgia
   David S. Robinson, M. D............. Associate Professor
                                         St. Luke's Hospital of Kansas City
                                         Kansas City, Missouri
   Wende Logan-Young, M. D............. Breast Clinic of Rochester
                                         Rochester, New York
   William M. Thompson, M. D........... Professor and Chairman of Radiology
                                         University of Minnesota
                                         Minneapolis, Minnesota

ITEM 2. PROPERTIES

  The Company maintains leased office and manufacturing facilities in Denver, Colorado. This facility includes approximately 120,000 square feet of office and manufacturing space and are leased from a partnership whose general partners are Morgan W. Nields, the Company's Chairman of the Board and Chief Executive Officer, and Kinney L. Johnson, a stockholder. The Denver facilities include the Company's headquarters. The Company also leases office space in Denmark, Germany, Australia and China. The Company believes its present facilities can accommodate several years of growth.

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

  In April 1992, the Company filed a patent infringement lawsuit against Lorad, now owned by Trex Medical, in the United States District Court for the District of Colorado. The Company owns patent No. 5,078,142, covering certain features of its Mammotest stereotactic breast biopsy system and believes that Lorad has infringed certain claims of its patent with the introduction of its mammographic biopsy system. In April 1998, following receipt of patent No. 5,735,264, the Company filed a second patent suit against Trex Medical, also in U. S. District Court for the District of Colorado. In July 1998, the U.S. District Court granted the Company's Motion to Consolidate the two patent infringement suits. The consolidated suit seeks to enjoin Lorad and its agents from the manufacture, use and sale of the allegedly infringing stereotactic breast biopsy system. The Company is also seeking treble damages and attorney's fees. Pre-trial discovery and deposition activity is now complete. A Markman hearing was held June 2, 1999 regarding claims construction interpretation. The parties await the judge's decision. The Company expects a final pre-trial conference to occur in the summer of 2000, and that a trial date may be set at that time.

  The company was party to a lawsuit, as guarantor of work performed by a now-bankrupt dealer in the United Kingdom. Damages and legal fees totaling approximately $1.5 million were being sought for allegedly deficient pre-installation site review and installation work. The trial ended on February 25, 1999 and the Company prevailed. The plaintiff's appeal has subsequently been denied. The Company foresees no further expenses related to this issue.

  The Company has received notice from the holder of a U.S. patent alleging infringement by certain of the Company's products and offering the Company a license to use the patent on terms that are not acceptable to the Company. The Company believes that only one former product and one current product could potentially be implicated by the patent. Based on the foregoing, the Company believes that, if required to take a license to the patent, any license fees payable would not have a material adverse effect on the Company's financial position. The Company has met with the patent holder and is in the process of discussing terms of a license for the patent in question.

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

                                                                     High   Low
                                                                     ----- -----
      1998
      First Quarter................................................. $5.63 $3.63
      Second Quarter................................................  5.00  3.31
      Third Quarter.................................................  4.44  2.25
      Fourth Quarter................................................  3.13  1.91
      1999
      First Quarter................................................. $2.38 $1.25
      Second Quarter................................................  2.00  1.38
      Third Quarter.................................................  1.63  0.94
      Fourth Quarter................................................  2.38  0.91

  As of March 1, 2000, there were about 250 recordholders of the Company's Common Stock. The Company believes that it has in excess of 1,500 beneficial owners.

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

Risks of Fluctuations in Quarterly Results of Operations--Various factors identified in this report are likely to continue to cause significant fluctuations in operating results.

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

  Sales of a substantial number of shares of Common Stock, or the perception that such sales could occur, could have a material adverse effect on the market price of the Company's Common Stock and could impair its ability to raise capital through the sale of equity securities. As of March 1, 2000 there were approximately 7,058,000 shares of Common Stock outstanding, and there were 1,094,000 shares reserved for issuance upon exercise of outstanding stock options, 462,000 of which were then exercisable. Additionally, 506,667 shares of the Company's Series D Convertible Preferred Stock ("Convertible Preferred Stock"), which are convertible at any time into an equivalent number of shares of Common Stock, are outstanding. GE Medical Systems, the holder of the Convertible Preferred Stock, has demanded registration rights with respect to this stock, and the stock is currently available for sale upon conversion to common stock.

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

  The Company's officers and directors beneficially own, in the aggregate, approximately 20% of the Company's Common Stock as of March 1, 2000. As a result, the officers and directors are able to exercise significant influence on the election of the Company's Board of Directors and thereby direct the policies of the Company.

  Additionally, GE Medical Systems owns 506,667 shares of the Company's Convertible Preferred Stock that is convertible at any time, at the option of the holder, into an equivalent number of shares of Common Stock. Although the Convertible Preferred Stock is non-voting, except as required by law, if GE Medical Systems were to convert the Convertible Preferred Stock into Common Stock, it would own approximately 7% of the Company's outstanding stock. GE Medical Systems would therefore be able to significantly influence the policies of the Company.

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

  In November 1994, the Company's Board of Directors adopted a stockholder rights plan and, pursuant thereto, issued preferred stock purchase rights ("Rights") to the holders of its common stock. The Rights have certain anti-takeover effects. If triggered, the Rights would cause substantial dilution to a person or group of persons (other than certain exempt persons, including Morgan W. Nields, one of the Company's founders and its Chairman of the Board and Chief Executive Officer, and GE Medical Systems) who acquires more than 15% of the Common Stock on terms not approved by the Board of Directors. Additionally, in connection with the Company's sale of Convertible Preferred Stock to GE Medical Systems in June 1995, GE Medical Systems has the right to convert the Convertible Preferred Stock for 506,667 shares of Common Stock, which would then equal approximately 7% of the Company's outstanding Common Stock. Pursuant to an agreement between the Company and General Electric Company announced March 29, 1999, GE Medical Systems acquired non-exclusive Tilt-C manufacturing rights in exchange for 826,666 or 62% of the 1,333,333 shares of Convertible Preferred Stock previously owned by GE Medical Systems. The shares of Convertible Preferred Stock owned by GE Medical Systems could discourage or make more difficult a tender offer, acquisition, merger or other similar transaction, even if favorable to the Company's stockholders. See Note 7 "Stockholders' Investment," of Notes to Consolidated Financial Statements for information regarding the Company's Retention Bonus Plan.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  The following table contains certain selected consolidated financial data and is qualified by the detailed Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. The consolidated balance sheet data as of December 31, 1999 and 1998, and the consolidated statement of operations data for each of the three years in the period ended December 31, 1999 have been derived from the Company's Consolidated Financial Statements, which have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their report included elsewhere herein. The consolidated balance sheet data as of December 31, 1997, 1996 and 1995, and the consolidated statement of operations data for the two years in the period ended December 31, 1996 is derived from the Company's Consolidated Financial Statements which have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their reports, which statements are not included herein.

                                          Year Ended December 31,
                                  --------------------------------------------
                                   1999     1998      1997     1996     1995
                                  -------  -------  --------  -------  -------
                                   (In thousands, except per share data)
Statement of Operations Data:
Revenues
  Products and services.........  $59,871  $59,804  $ 56,908  $77,508  $76,750
  Sale of manufacturing license
   (Note 7).....................    6,200      --        --       --       --
                                  -------  -------  --------  -------  -------
    Total.......................   66,071   59,804    56,908   77,508   76,750
Cost of sales
  Products and services.........   36,697   36,883    39,252   47,073   46,905
  Sale of manufacturing license
   (Note 7).....................      400      --        --       --       --
                                  -------  -------  --------  -------  -------
    Total.......................   37,097   36,883    39,252   47,073   46,905
                                  -------  -------  --------  -------  -------
      Gross profit..............   28,974   22,921    17,656   30,435   29,845
                                  -------  -------  --------  -------  -------
Operating expenses:
  Research and development......    5,850    6,394     6,043    6,746    6,690
  Selling, marketing and
   service......................   15,783   15,299    16,323   18,776   15,461
  General and administrative....    5,945    5,284     4,988    4,863    4,800
  Litigation loss...............      --       500       --       --       --
  Restructuring provisions......      750      --      2,900      --       --
                                  -------  -------  --------  -------  -------
    Total operating expenses....   28,328   27,477    30,254   30,385   26,951
                                  -------  -------  --------  -------  -------
(Loss) earnings from
 operations.....................      646   (4,556)  (12,598)      50    2,894
Interest expense................     (753)    (357)     (181)    (595)    (678)
Interest income.................       91       74       271      138       62
Other income (expense), net and
 unusual charges................     (327)      38      (760)    (163)      (1)
                                  -------  -------  --------  -------  -------
(Loss) earnings before income
 taxes..........................     (343)  (4,801)  (13,268)    (570)   2,277
Provision (benefit) for income
 taxes..........................      --     2,002       --      (209)     --
                                  -------  -------  --------  -------  -------
Net (loss) earnings.............  $  (343) $(6,803) $(13,268) $  (361) $ 2,277
                                  =======  =======  ========  =======  =======
Net (loss) earnings per common
 share
  Basic.........................  $  (.05) $  (.97) $  (1.91) $  (.06) $   .41
                                  =======  =======  ========  =======  =======
  Diluted.......................  $  (.05) $  (.97) $  (1.91) $  (.06) $   .36
                                  =======  =======  ========  =======  =======
Shares used to calculate (loss)
 earnings per share
  Basic.........................    7,029    6,980     6,949    6,299    5,561
                                  =======  =======  ========  =======  =======
  Diluted.......................    7,029    6,980     6,949    6,299    6,331
                                  =======  =======  ========  =======  =======
Balance Sheet Data (at end of
 period):
Working capital.................  $14,739  $19,095  $ 25,179  $36,187  $23,635
Total assets....................   41,009   50,969    49,144   60,432   55,650
Total debt......................    7,134    7,425       533      432    4,722
Total stockholders' investment..   21,716   28,430    35,185   47,805   33,584

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

  These forward-looking statements involve risks and uncertainties. The actual results that the Company achieves may differ materially from those discussed in such forward-looking statements due to the risks and uncertainties described in the risks of investing in the Company set forth:

(1) in the Business section of this Form 10-K under the headings: "Risks Associated with OEM Agreements," "Sales and Marketing," "International Operations," "Strategic Alliances", "Risks of Technological Change and New Products," "Risks of New Product Development and Market Acceptance," "Competition," "Government Regulation," "Government Reimbursement," "Manufacturing and Operating Risks," "Product Liability, Market Withdrawal, and Product Recalls," "Patents and Intellectual Property," "Risk of Dependence on Key Personnel,"

(2) in the Market for Registrant's Common Equity and Related Stockholder Matters under the headings "Risk of Price Volatility of Common Stock," "Risks of Fluctuations in Quarterly Results of Operations," "Risks of Fluctuations in Quarterly Results of Operations," "Risks Associated with Shares Eligible for Future Sale," "Risks Associated with Control by Management and Certain Stockholders," and "Certain Anti-Takeover Effects,"

(3) in the Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") section under the "Overview," "Year 2000 Update," "Quantitative and Qualitative Disclosures About Market Risk," "FDA Regulation," and "Recent Developments" headings,

(4)  elsewhere in the Business, MD&A, and other sections of this Form 10-K,

(5) and in the Company's Quarterly Reports on Form 10-Q under the "Overview" section of MD&A and elsewhere.

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

  Except for the last nine months of 1995, the first nine months of 1996, the last three months of 1999, and excluding the first quarter 1999 one-time gain from the sale of a manufacturing license, the Company has experienced significant losses since 1993. Significant factors giving rise to recent losses include: costs associated with excessive manufacturing capacity; intense competition for certain of the Company's products; declining margins and demand for OEM products; and a general slowdown in capital expenditures by hospitals. The Company cannot predict when it will return to profitability, although it has taken significant steps to reduce costs and improve sales, including:

  . entering into distribution partnerships in 1997 and 1998 with Ethicon
    Endo-Surgery for the marketing and sale of Mammotest breast biopsy systems in the United States and in Europe,

  . entering into a strategic alliance with Direct Radiography Corp., a subsidiary of Hologic, Inc. for the marketing and sale of digital radiography products (See the "Strategic Alliances" heading of the Business Section of this Form 10-K),

  . closure of the Company's Addison, Illinois manufacturing facility, and

  . other actions to reduce operating expenses and manufacturing costs.

  Improvement in the Company's results of operations will depend on many factors, including:

  . sufficient demand for the Company's products to offset the effects of the reductions in OEM business,

  . the adequacy of financial resources,

  . the Company's ability to maintain or increase gross margins,

  . the effectiveness of efforts to control manufacturing and other costs,

  . effective negotiation and implementation of product distribution arrangements,

  . effective implementation of domestic and international marketing and sales strategies, and

  . the development and introduction of new products that compete successfully.

  Because improved factory utilization was believed to be a key factor in returning to profitability, the Company decided in the third quarter of 1997 to close its Addison, Illinois manufacturing facility and outsource or transfer Addison production. In January 1999, the Company fulfilled its remaining obligations for this facility by agreeing to a $1.0 million lease buyout, completing the Addison closure. Not all production had been successfully transferred, however, and in the second quarter of 1999, the Company accrued an additional $750,000 provision for the Addison closure, principally for the discontinuing of a product line formerly produced in that facility, including related acceptance issues. See Note 6 of Notes to Consolidated Financial Statements.

  The Company expects continued significant quarterly and annual fluctuations in revenues, operating results and net income, depending on such factors as:

  . delays in development projects,

  . the timing issues with respect to the receipt, manufacture, and shipment of large system product orders,

  . new product introductions or marketing initiatives by the Company or its competitors,

  . the effects of managed healthcare on capital expenditures and reimbursement,

  . increases in marketing, research, and other costs in relation to sales,

  . regulatory clearance of new products,

  . the effect of general economic conditions of the Company's markets,

  . seasonal patterns and other timing issues affecting customer purchasing decisions, and

  . the outcome of claims against the Company.

  These factors can occur unexpectedly and, because many of the Company's costs are fixed, the Company may not be able to sufficiently reduce its costs in periods when revenues are less than anticipated and may, as a result, suffer unexpectedly larger losses.

  Over the past several years, the Company has attempted to expand its international sales and marketing efforts, which had resulted in losses from its international operations until this year. In 1999, the Company showed a profit internationally largely due to the distribution partnership with Ethicon-Endo Surgery. Additionally, the Company's exposure to foreign currency and other international business risks may increase as its international business grows. The Company attempts to minimize these risks by: (1) generally requiring payments in U.S. dollars, (2) using letters of credit, and (3) requiring advance deposits and through other means. There can be no assurance, however, international sales efforts will be successful or that associated risks can be minimized. International revenues declined substantially in 1998 and 1997, but increased significantly during 1999.

  Sales of the Company's Mammotest breast biopsy systems have fluctuated significantly in recent years, based on changes in competitive conditions. For example, Mammotest sales were lower in 1997 as compared to 1996, due in part to aggressive competition within the surgical stereotactic core needle breast biopsy market from U.S. Surgical, which was then selling breast biopsy systems purchased from Trex Medical, the Company's principal competitor in this market. The Company's sales in this market improved in 1998, in part due to its marketing partnership with Ethicon-Endo Surgery. In December 1998, U. S. Surgical decided to cease distributing breast biopsy systems and, therefore, terminated its supply agreement with Trex Medical. While long-term competitive conditions may become more favorable to the Company, it is uncertain whether the near-term impact on Mammotest sales will be favorable or unfavorable. In 1999, sales in this market improved due to improved manufacturing efficiency and the continuing partnership with Ethicon-Endo Surgery.

  The Company's partner in developing digital imaging products for the general radiography market had been Direct Radiography Corp., a subsidiary of Sterling Diagnostic Imaging. In early 1999, the Agfa-Gevaert Group acquired Direct Radiography's parent company, Sterling Diagnostic Imaging, Inc. Direct Radiography was not included in this acquisition, but was later sold to Hologic Corporation in June 1999. The Company does not have a definitive agreement with Direct Radiography or Hologic. At this time the Company cannot predict whether and if an agreement will be reached.

Year 2000 Update

  The Company is not currently aware of, nor anticipates, any significant problems among its customers as a result of the failure of the Company's products to differentiate between years in the 1900s and years in the 2000s. In addition, the Company did not experience any serious problems among the various computer systems used by the Company and, to the best of the Company's knowledge, none of its significant suppliers experienced and serious problems among the various computer systems used by such suppliers. The Company incurred no significant expenses with regards to the Year 2000 project that fell outside of routine upgrades to desktop personal computers and hardware.

Quantitative and Qualitative Disclosures About Market Risk

  Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the areas of changes in United States interest rates and changes in foreign currency exchange rates as measured against the United States dollar. These exposures are directly related to its normal operating and funding activities. Historically and as of December 31, 1999, the Company has not used derivative instruments or engaged in hedging activities.

 Interest Rate Risk

  The interest payable on the Company's revolving line of credit is variable based on the prime rate and, is therefore, affected by changes in market interest rates. At December 31, 1999, approximately $5.8 million was outstanding with an interest rate of 9.50% (prime plus 1%). The line of credit is cancelable upon 30 days notice by the lender. On April 13, 2000, the Company entered into a three-year line of credit with a bank for $8.0 million, which replaces the line of credit in place at December 31, 1999. Borrowings under the new agreement will bear interest at the bank's prime rate, 9.0% at March 31, 2000. If the interest rate on the Company's line of credit had been 2% higher than the rates in effect for its year ended December 31, 1999, the Company would have incurred additional interest expense of approximately $160,000 for the year, with an associated $.02 increase in the per share loss for that year. The Company attempts to manage its interest rate risk by monitoring interest rates which are available under other types of lending instruments and through other lenders.

 Foreign Currency Risk

  The Company has wholly-owned subsidiaries in Australia, Germany and France. Local assets and liabilities, principally intercompany debt to the parent company, are recorded in local currencies, thereby creating exposures to changes in exchange rates. These changes may positively or negatively affect the Company's operating results. As disclosed at Note 11 to Notes to Consolidated Financial Statements, revenues in foreign currency through all foreign subsidiaries constituted approximately 15% of 1999 total revenues for the Company. The Company therefore does not believe that foreseeable near-term changes in exchange rates will have a material effect on future earnings, fair values or cash flows of the Company and has chosen not to enter into foreign currency hedging instruments. There can be no assurance that such an approach will prove to have been successful, especially in the event of a significant and sudden decline in the value of any of the applicable local currencies.

FDA Regulation

  The Company is subject to periodic inspections by the Food and Drug Administration, whose primary purpose is to audit the Company's compliance with Quality System Regulations, which include testing, quality control and documentation procedures. In March 1995, the Company's Denver facility received a Warning Letter from the FDA concerning documentation and other deficiencies. The Company rectified these deficiencies and resolved the matter with the FDA in June 1995. In December 1996, following an inspection of the Denver facility, the FDA issued Inspectional Observations Form 483 and a subsequent Warning Letter regarding manufacturing practices. As required, the Company responded as to planned corrective actions and obtained a favorable third-party certification of manufacturing and quality systems. In October 1998, following a subsequent inspection, the FDA issued a Form 483 regarding possible deficiencies in manufacturing, quality, and documentation practices. The Company submitted its response to the Form 483 and is instituting corrective actions.

  Failure to satisfy FDA requirements can result in: (1) the Company's inability to receive awards of federal government contracts; (2) an inability to receive new marketing or export clearances; or (3) FDA enforcement actions including, among other things, product seizure, injunction, and/or criminal or civil proceedings which could be initiated without further notice. Although the Company strives to operate within FDA requirements, there can be no assurance that deficiencies can be corrected or that the Company can satisfy future FDA compliance concerns. Sanctions resulting from FDA compliance reviews or related delays in product clearances could have a material adverse effect on the Company.

Results of Operations, Excluding Restructuring Charges and Other One-Time
Items

  The company's results of operations for the years ended December 31, are as follows (in thousands):

                                                 Increase (Decrease)
                                         -------------------------------------
                                                                        Net
                                                    Gross   Operating  Income
                                         Revenues  Profit   Expenses   (Loss)
                                         --------  -------  --------- --------
Year Ended December 31, 1999:
Reported results of operations.......... $66,071   $28,974   $28,328  $   (343)
Restructuring provision (1).............     --        --       (750)      750
Sale of manufacturing license (2).......  (6,200)   (5,800)      --     (5,800)
Accruals for contractual issues.........     --        --       (886)      886
                                         -------   -------   -------  --------
Normalized results of operations........ $59,871   $23,174   $26,692  $ (4,507)
                                         =======   =======   =======  ========
Year Ended December 31, 1998:
Reported results of operations.......... $59,804   $22,921   $27,477  $ (6,803)
Accruals for litigation loss (3)........     --        --       (500)      500
                                         -------   -------   -------  --------
Normalized results of operations........ $59,804   $22,921   $26,977  $ (6,303)
                                         =======   =======   =======  ========
Year Ended December 31, 1997:
Reported results of operations.......... $56,908   $17,656   $30,254  $(13,268)
Restructuring provision (4).............     --        --     (2,900)    2,900
                                         -------   -------   -------  --------
Normalized results of operations........ $56,908   $17,656   $27,354  $(10,368)
                                         =======   =======   =======  ========

--------
(1) During the second quarter of 1999, the Company decided to discontinue a product line previously produced in its Addison, Illinois manufacturing facility and recorded an additional facility closing charge of $750,000, primarily for related product warranty issues. See Note 6 of Notes to Consolidated Financial Statements.

(2) During the first quarter of 1999, the Company sold to G. E. Medical Systems a non-exclusive right to manufacture the Tilt-C system, in exchange for 826,666 shares of Series D Convertible Preferred Stock previously owned by G. E. Medical Systems. See Note 7 to Notes to Consolidated Financial Statements.

(3) The litigation loss of $0.5 million, or 0.8% of total revenue, is the result of the Company's guarantee of work performed by a now-bankrupt dealer in the United Kingdom.

(4) During the third quarter of 1997, the Company decided to close its Addison, Illinois manufacturing facility and, accordingly, recorded a $2.9 million restructuring provision for the anticipated shortfall between required lease payments and estimated sublease payments during the facility's remaining lease term (running through June 2002), estimated facility closing costs, severance and certain other non-recurring costs associated with this decision.

  The remainder of Management's Discussion and Analysis of Results of Operations will be based on normalized results of operations for the years ended December 31.

  The following table sets forth the percentage relationship to revenues represented by certain data included in the Company's statements of operations for the years ended December 31:

                                 1999    1998    1997
                                 -----   -----   -----
   Revenues....................  100.0%  100.0%  100.0%
   Cost of sales...............   61.3    61.7    69.0
                                 -----   -----   -----
     Gross profit..............   38.7    38.3    31.0
                                 -----   -----   -----
   Operating expenses:
     Research and development..    9.8    10.7    10.6
     Selling, marketing and
      service..................   26.4    25.6    28.7
     General and
      administrative...........    8.4     8.8     8.8
                                 -----   -----   -----
       Total operating
        expenses...............   44.6    45.1    48.1
                                 -----   -----   -----
   Loss from operations........   (5.9)   (6.8)  (17.1)
   Interest expense............   (1.3)   (0.6)   (0.3)
   Interest income.............    0.2     0.1     0.5
   Other income (expense),
    net........................   (0.5)    0.1    (1.3)
                                 -----   -----   -----
   Loss before income taxes....   (7.5)   (7.2)  (18.2)
   Provision for income taxes..    --      3.3     --
                                 -----   -----   -----
   Net loss....................   (7.5)% (10.5)% (18.2)%
                                 =====   =====   =====

--------
* Based on normalized results of operations. See "Results of Operations, Excluding Restructuring Charge and Other One-Time Items" on Page 31 of this Form 10-K.

1999 Compared to 1998

  Revenues. Normalized revenues increased from $59.8 million in 1998 to $59.9 million in 1999. The normalized revenue year over year was largely unchanged including an increase in shipments of Mammotest and other mammography products and an increase in service revenues, offset by planned reductions in OEM product shipments and decreased general radiology product shipments. The increase in mammography product sales was, in significant part, due to the favorable effects of the Company's marketing partnership with Ethicon Endo-Surgery. See "--Overview." The decline in OEM shipments is, in part, due to the Company's decision to de-emphasize low margin OEM business.

  Gross Profit. Gross profit as a percentage of total revenues increased from 38.3% in 1998 to 38.7% in 1999. This increase was due to the favorable effects of reducing fixed overhead costs in the third and fourth quarters of 1999, as well as a shift in product mix to relatively higher margin mammography and service business, from relatively lower margin OEM product sales. Partially offsetting this increase was an increase in unfavorable manufacturing costs from $4.9 million in 1998 to $5.8 million in 1999.

  Research and Development Expenses. Research and development expenses were $5.9 million, or 9.8% of total revenues, in 1999, as compared to $6.4 million, or 10.7% of total revenues, in 1998. The decrease in research and development expenses is primarily attributable to the headcount reductions that took place in the third quarter of 1999. As a percentage of total revenues, research and development expenses are also decreased. The decrease in research and development was also due to lower contract expenditures related to digital imaging products for mammography and general radiography.

  Selling, Marketing and Service Expenses. Selling, marketing and service expenses increased to $15.8 million in 1999 as compared to $15.3 million in 1998. As a percentage of total revenues, selling, marketing and service expenses increased from 25.6% in 1998 to 26.4% in 1999. The increase in selling, marketing, and service expenses and the increase as a percentage of total revenues are primarily due to higher domestic service expenses associated with higher service revenues, partially offset by lower marketing and international sales expenditures, as the Company has increased its reliance on the marketing outlays and international distribution efforts of its marketing and distribution partners.

  General and Administrative Expenses. General and administrative expenses decreased to $5.1 million in 1999 from $5.3 million in 1998. General and administrative expenses decreased to 8.4% of total revenues in 1999 as compared to 8.8% in 1997. The decrease in general and administrative expenses was due to lower legal expenses in 1999 as compared to 1998, partly offset by higher administrative expenses. The decrease in legal expenses is primarily due to reduced costs associated with the Company's patent infringement lawsuit against Lorad, which is expected to commence during 2000. (See Item 3, Legal Proceedings.)

  Interest Expense. Interest expense increased to $0.8 million in 1999 from $0.4 million in 1998. The increase in interest expense is primarily due to an increase in borrowings under the Company's line of credit. These borrowings were primarily used to fund increases in working capital. See "Liquidity and Capital Resources."

  Net Loss. The net loss declined from $6.3 million in 1998 to $4.5 million in 1999. The decrease is primarily attributable to an increase in sales of mammography product shipments and an increase in service revenues and the $2.0 million write off of deferred tax assets included in the net loss recorded in 1998, offset by planned reductions in OEM product shipments and decreased general radiology product shipments.

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

  General and Administrative Expenses. General and administrative expenses increased to $5.3 million in 1998 from $5.0 million in 1997. General and administrative expenses equaled 8.8% of total revenues in both 1998 and 1997. The increase in general and administrative expenses was due to higher legal expenses in 1998 as compared to 1997, partly offset by cost savings associated with continued efforts to reduce operating expenses. The increase in legal expenses was primarily due to preparations for the Company's patent infringement lawsuit against Lorad. (See Item 3, Legal Proceedings.)

  Interest Expense. Interest expense increased to $0.4 million in 1998 from $0.2 million in 1997. The increase in interest expense is primarily due to an increase in borrowings under the Company's line of credit beginning in mid-1998. These borrowings were primarily used to fund increases in working capital. See "Liquidity and Capital Resources."

  Net Loss. The net loss declined from $10.4 million in 1997 to $6.3 million in 1998. The decrease is primarily attributable to an increase in sales of mammography product shipments and an increase in service revenues, both of which are relatively high margin, and the favorable effects of the Addison factory closure on manufacturing costs, partially offset by the $2.0 million write off of deferred tax assets.

Income Taxes

  The Company's effective tax rate was 0% and 42% in 1999 and 1998, respectively. The 1999 and 1998 rates reflect increases of $1.5 million and $3.4 million, respectively, in the valuation allowance against net deferred tax assets. These increases are due mainly to uncertainty relating to the realizability of net deferred tax assets due to the Company's recent history of net operating losses. At December 31, 1999, the Company had valuation allowances of approximately $10.3 million. The realizability of net deferred tax assets is dependent on the Company's ability to generate future taxable income, and the Company's estimate of realizable deferred tax assets may change in the near future.

Liquidity and Capital Resources

  During 1999, the Company generated $1.2 million of cash flow from operations and utilized $0.7 million in investing activities and $0.2 million in financing activities, resulting in a $0.1 million increase in cash. The cash flow generated from operations was primarily due to a decrease in working capital. The decrease in working capital consisted primarily of a $5.7 million decrease in inventories. The favorable effects on cash from changes in working capital were partially offset by a $1.5 million decrease in accounts payable, a $1.3 million decrease in customer deposits and $1.0 million of payments for restructuring costs. Cash utilized in investing activities decreased from $1.4 million in 1998 to $0.7 million in 1999, due in part to a decrease in capital expenditures. Cash utilized in financing activities during 1999 primarily reflected $0.3 million in repayments of long-term debt.

  During 1998, the Company utilized $7.5 million of cash flow in operations and $1.4 million in investing activities, while generating $6.4 million from financing activities, resulting in a $2.5 million decrease in cash. The cash flow utilized in operations was primarily due to an increase in working capital, offset by a modest favorable cash impact of the Company's 1998 net loss before non-cash expenses. The increase in working capital consisted primarily of a $6.6 million increase in inventories, a $2.7 million increase in trade accounts receivable, and $1.1 million of payments for restructuring costs. The unfavorable effects on cash from changes in working capital were partially offset by a $1.5 million increase in customer deposits and $1.0 million of increases in accounts payable and other current liabilities, resulting in a $7.8 million net unfavorable impact from changes in working capital. Cash utilized in investing activities decreased from $1.7 million in 1997 to $1.4 million in 1998, due in part to an increase in capital expenditures financed through capital lease arrangements. Cash generated from financing activities during 1998 primarily reflected $6.6 million in borrowings under the Company's revolving line of credit agreement, made to finance operating losses.

  During 1997, the Company generated $2.4 million of cash flow from operations, while utilizing $1.7 million in investing and $0.3 million in financing activities and $0.2 million in other changes in cash, resulting in a $0.2 million increase in cash. The cash flow from operations was primarily due to a decrease in working capital, offset by the Company's 1997 net loss before non-cash expenses. The decrease in working capital primarily consisted of a $3.3 million reduction in inventories and $4.2 million in net collections of trade accounts receivable. These decreases, along with other working capital and other changes in net assets of $0.7 million, positively impacted cash flow from operations. Cash utilized in investing activities decreased from $2.3 million in 1996 to $1.7 million in 1997, due to an increase in capital expenditures financed through capital lease arrangements and a reduced level, in 1997, of capital investments related to the development of full field digital mammography. Cash utilized in financing activities during 1997 reflected $0.5 million in repayments of long-term debt, offset by the proceeds from sales of common stock of $0.1 million.

  On December 31, 1999, the Company had $1.1 million in cash and cash equivalents and working capital of $14.7 million. The Company has a $10.0 million revolving line of credit arrangement, subject to borrowing base restrictions, of which $4.2 million was unused.

  On April 13, 2000, the Company entered into a line of credit with a bank for $8.0 million which replaces the credit facility in place at December 31, 1999. Under the terms of the agreement, the Company will have available up to $8.0 million of credit subject to borrowing base limitations based on eligible receivables and inventory. The agreement is for a term of the three years and is secured by all tangible assets of the Company. Borrowings under the agreement will bear interest at the bank's prime rate, 9.0% at March 31, 2000. The Company will also be subject to certain financial covenants, as defined.

  The Company has experienced significant losses in four of the last five years ended December 31, 1999 and has also had negative cash flows from operations in three of those five years, resulting in the depletion of substantially all of the Company's cash.

  The Company has taken actions to improve its liquidity and reduce the level of operating losses. Most notably, the Company has entered into a line of credit with a bank for $8.0 million (see Note 13) and has significantly reduced the workforce in the third and fourth quarters of 1999. Management believes the full benefits of the workforce reductions will be seen in 2000. If the Company were to need additional funds for operations, management believes it can obtain financing at or above current levels from multiple sources by securitizing accounts receivable, inventories and other tangible assets.

  The Company has no present plans for capital expenditures in 2000 materially different from recent years.

Recent Developments

  In February 2000, the Company received a $5.4 million purchase order from Analogic Corp. to build and deliver, in conjunction with Analogic and Digital Radiography Corp., DR5000 and DR9000 digital systems for Kodak. While the Company, Kodak and Analogic continue to work together to deliver these systems, there is no formal agreement between the companies at this time.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The information contained under the caption "Quantitative and Qualitative Disclosures About Market Risk" included in the MD&A section on Pages 30 through 31 of this Form 10-K is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this Item is incorporated by reference to the Company's 2000 Proxy Statement to be filed on or prior to May 5, 2000.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this Item is incorporated by reference to the Company's 2000 Proxy Statement to be filed on or prior to May 5, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item is incorporated by reference to the Company's 2000 Proxy Statement to be filed on or prior to May 5, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item is incorporated by reference to the Company's 2000 Proxy Statement to be filed on or prior to May 5, 2000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) Documents filed as part of this report:

    1. Financial Statements.

      See pages F-3 through F-23 of this Form 10-K.

    2. Financial Statement Schedules.

      None

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

 10.8    Registration Rights Agreement, dated as of June 20, 1995, between the
         Company and GEMS(4)

 10.9 Manufacturing and License Agreement, dated as of June 20, 1995, between the Company and GEMS(4)

 10.10 Amendment, dated as of June 20, 1995, to Purchase Agreement, dated as of August 29, 1994, between the Company and GEMS(4)

 10.11   Agreement dated October 10, 1997, between the Company and Ethicon
         Endo-Surgery, Inc. with Addendum dated January 28, 1998(5)

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

  None

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FISCHER IMAGING CORPORATION

                                                  /s/ Morgan W. Nields
Date: April 14, 2000                      By: _________________________________
                                                      Morgan W. Nields
                                                   Chairman of the Board,
                                                Chief Executive Officer, and
                                                          Director

  Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

             Signature                           Title                  Date
             ---------                           -----                  ----

      /s/ Morgan W. Nields           Chairman of the Board, Chief  April 14, 2000
____________________________________  Executive Officer,
          Morgan W. Nields            Principal Executive Officer

      /s/ Louis E. Rivelli           President, Chief Operating    April 14, 2000
____________________________________  Officer
          Louis E. Rivelli

    /s/ David G. Bragg, M.D.         Director                      April 14, 2000
____________________________________
        David G. Bragg, M.D.

      /s/ Thomas J. Cable            Director                      April 14, 2000
____________________________________
          Thomas J. Cable

      /s/ Fred Burbank, MD           Director                      April 14, 2000
____________________________________
          Fred Burbank, MD

      /s/ Kathryn A. Paul            Director                      April 14, 2000
____________________________________
          Kathryn A. Paul

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          FISCHER IMAGING CORPORATION

                       CONSOLIDATED FINANCIAL STATEMENTS

                                     INDEX

                                                                           Page
                                                                           ----
Report of Independent Public Accountants.................................. F-2
Financial Statements:
  Consolidated Balance Sheets--December 31, 1999 and 1998................. F-3
  Consolidated Statements of Operations--For the Years Ended
   December 31, 1999, 1998 and 1997....................................... F-4
  Consolidated Statements of Stockholders' Investment--For the Years Ended
   December 31, 1999, 1998 and 1997....................................... F-5
  Consolidated Statements of Cash Flows--For the Years Ended
   December 31, 1999, 1998 and 1997....................................... F-6
  Notes to Consolidated Financial Statements.............................. F-7

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Fischer Imaging Corporation:

  We have audited the accompanying consolidated balance sheets of FISCHER IMAGING CORPORATION (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' investment and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fischer Imaging Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

  /s/ Arthur Andersen LLP

Denver, Colorado,
 January 21, 2000
 (except with respect to the matters in Note 13 as to which the date is is April 13, 2000).

                          FISCHER IMAGING CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands except share data)

                                                              December 31,
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
                          ASSETS
                          ------
CURRENT ASSETS
  Cash and cash equivalents................................ $  1,056  $    929
  Trade accounts receivable, net of allowance for doubtful
   accounts of approximately $1,741 and $726 at December
   31, 1999 and 1998, respectively.........................   15,897    16,797
  Inventories, net.........................................   15,064    22,023
  Prepaid expenses and other current assets................      912     1,098
                                                            --------  --------
    Total current assets...................................   32,929    40,847
                                                            --------  --------
PROPERTY AND EQUIPMENT (at cost)
  Manufacturing equipment..................................    9,641     9,467
  Office equipment and leasehold improvements..............    5,963     5,936
                                                            --------  --------
                                                              15,604    15,403
  Less--Accumulated depreciation...........................   11,730     9,994
                                                            --------  --------
    Property and equipment, net............................    3,874     5,409
                                                            --------  --------
INTANGIBLE ASSETS, net (Note 3)............................    2,399     2,957
DEFERRED COSTS AND OTHER ASSETS............................    1,807     1,756
                                                            --------  --------
    Total assets........................................... $ 41,009  $ 50,969
                                                            ========  ========
         LIABILITIES AND STOCKHOLDERS' INVESTMENT
         ----------------------------------------
CURRENT LIABILITIES
  Notes payable and current maturities of long-term debt
   (Note 5)................................................ $  6,031  $  6,838
  Trade accounts payable...................................    3,671     5,204
  Accrued salaries and wages...............................    1,792     2,225
  Customer deposits........................................    1,289     2,599
  Accrued warranty and installation costs..................    1,672     1,124
  Accrued restructuring costs (Note 6).....................      --      1,015
  Deferred service revenue.................................    1,156     1,132
  Other current liabilities................................    2,579     1,615
                                                            --------  --------
    Total current liabilities..............................   18,190    21,752
LONG-TERM DEBT (Note 5)....................................    1,103       587
OTHER NONCURRENT LIABILITIES...............................      --        200
                                                            --------  --------
    Total liabilities......................................   19,293    22,539
                                                            --------  --------
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS' INVESTMENT
  Common Stock, $.01 par value, 25,000,000 shares
   authorized, 7,028,855 and 6,980,150 shares issued and
   outstanding at December 31, 1999 and 1998,
   respectively............................................       70        70
  Preferred Stock, 5,000,000 shares authorized:
   Series C Junior Participating Preferred Stock, $.01 par
    value, 500,000 shares authorized, no shares issued and
    outstanding............................................      --        --
   Series D Convertible Preferred Stock, $.01 par value,
    506,667 shares authorized, issued and outstanding at
    December 31, 1999 and 1,333,333 outstanding at December
    1998; liquidation preference of $3,800,000 and
    $10,000,000 at December 31, 1999 and 1998, respectively
    (Note 7)...............................................        5        13
  Additional paid-in capital...............................   43,264    49,366
  Accumulated deficit......................................  (21,802)  (21,459)
  Accumulated other comprehensive income...................      179       440
                                                            --------  --------
    Total stockholders' investment.........................   21,716    28,430
                                                            --------  --------
    Total liabilities and stockholders' investment......... $ 41,009  $ 50,969
                                                            ========  ========

      The accompanying notes are an integral part of these balance sheets.

                          FISCHER IMAGING CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands except per share data)

                                                      For the Years Ended
                                                          December 31,
                                                    --------------------------
                                                     1999     1998      1997
                                                    -------  -------  --------
REVENUES
  Products and services............................ $59,871  $59,804  $ 56,908
  Sale of manufacturing license (Note 7)...........   6,200      --        --
                                                    -------  -------  --------
    Total..........................................  66,071   59,804    56,908
COST OF SALES
  Products and services............................  36,697   36,883    39,252
  Sale of manufacturing license (Note 7)...........     400      --        --
                                                    -------  -------  --------
    Total..........................................  37,097   36,883    39,252
                                                    -------  -------  --------
    Gross profit...................................  28,974   22,921    17,656
                                                    -------  -------  --------
OPERATING EXPENSES
  Research and development.........................   5,850    6,394     6,043
  Selling, marketing and service...................  15,783   15,299    16,323
  General and administrative.......................   5,945    5,284     4,988
  Litigation loss (Note 12)........................     --       500       --
  Restructuring provision (Note 6).................     750      --      2,900
                                                    -------  -------  --------
    Total operating expenses.......................  28,328   27,477    30,254
                                                    -------  -------  --------
(LOSS) EARNINGS FROM OPERATIONS....................     646   (4,556)  (12,598)
  Interest expense.................................    (753)    (357)     (181)
  Interest income..................................      91       74       271
  Other (expense) income, net......................    (327)      38      (760)
                                                    -------  -------  --------
LOSS BEFORE INCOME TAXES...........................    (343)  (4,801)  (13,268)
  Provision for income taxes.......................     --     2,002       --
                                                    -------  -------  --------
NET LOSS........................................... $  (343) $(6,803) $(13,268)
                                                    =======  =======  ========
LOSS PER SHARE (Note 2)
  Basic and Diluted................................ $  (.05) $  (.97) $  (1.91)
                                                    =======  =======  ========
SHARES USED TO CALCULATE LOSS PER SHARE (Note 2)
  Basic and Diluted................................   7,029    6,980     6,949
                                                    =======  =======  ========


        The accompanying notes are an integral part of these statements.

                          FISCHER IMAGING CORPORATION

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
                   (Amounts in thousands except share data)

                                     Series C
                                      Junior      Series D                           Accumulated
                    Common Stock   Participating Convertible Additional                 Other
                  ----------------   Preferred    Preferred   Paid-in   Accumulated Comprehensive Comprehensive
                   Shares   Amount     Stock        Stock     Capital     Deficit   Income (Loss)     Loss       Total
                  --------- ------ ------------- ----------- ---------- ----------- ------------- ------------- -------
BALANCES,
 December 31,
 1996...........  6,920,335  $69       $ --          $13      $49,093    $ (1,388)      $ 18                    $47,805
Shares purchased
 under Employee
 Stock Purchase
 Plan...........     21,463  --          --          --           112         --         --                         112
Exercise of
 stock options..      6,850  --          --          --            30         --         --                          30
Cumulative
 translation
 adjustment.....        --   --          --          --           --          --         506        $    506        506
Net loss........        --   --          --          --           --      (13,268)       --          (13,268)   (13,268)
                                                                                                    --------
Comprehensive
 loss...........        --   --          --          --           --          --         --         $(12,762)       --
                  ---------  ---       -----         ---      -------    --------       ----        ========    -------
BALANCES,
 December 31,
 1997...........  6,948,648   69         --           13       49,235     (14,656)       524                     35,185
Shares purchased
 under Employee
 Stock Purchase
 Plan...........     31,502    1         --          --           131         --         --                         132
Cumulative
 translation
 adjustment.....        --   --          --          --           --          --         (84)       $    (84)       (84)
Net loss........        --   --          --          --           --       (6,803)       --           (6,803)    (6,803)
                                                                                                    --------
Comprehensive
 loss...........        --   --          --          --           --          --         --         $ (6,887)       --
                  ---------  ---       -----         ---      -------    --------       ----        ========    -------
BALANCES,
 December 31,
 1998...........  6,980,150   70         --           13       49,366     (21,459)       440                     28,430
Shares purchased
 under Employee
 Stock Purchase
 Plan...........     48,705  --          --          --            90         --         --                          90
Series D shares
 surrendered in
 exchange for
 Tilt-C Mfg.
 Rights.........        --   --          --           (8)      (6,192)        --         --                      (6,200)
Cumulative
 translation
 adjustment.....        --   --          --          --           --          --        (261)       $   (261)      (261)
Net loss........        --   --          --          --           --         (343)       --             (343)      (343)
                                                                                                    --------
Comprehensive
 loss...........        --   --          --          --           --          --         --         $   (604)       --
                  ---------  ---       -----         ---      -------    --------       ----        ========    -------
BALANCES,
 December 31,
 1999...........  7,028,855  $70       $ --          $ 5      $43,264    $(21,802)      $179                    $21,716
                  =========  ===       =====         ===      =======    ========       ====                    =======

       The accompanying notes are an integral part of these statements.

                          FISCHER IMAGING CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                      For the Years Ended
                                                          December 31,
                                                    --------------------------
                                                     1999     1998      1997
                                                    -------  -------  --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss......................................... $  (343) $(6,803) $(13,268)
                                                    -------  -------  --------
  Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities--
    Preferred Stock Exchange.......................  (6,200)     --        --
    Restructuring provision........................     750      --      2,900
    Restructuring costs............................  (1,015)  (1,065)     (820)
    Depreciation...................................   2,122    2,271     1,981
    Amortization of intangible assets..............     558      658       712
    Litigation loss contingency....................     --       500       --
    Write-off of investment........................     100      --        --
    Provision for doubtful accounts................     963       41       256
    Provision for excess and obsolete inventories..   1,100    1,638     2,028
    Deferred income tax provision..................     --     2,002       611
    Sales and retirements of assets................      71      244       170
    Foreign exchange (gains) losses................     (98)    (131)      720
    Change in current assets and liabilities--
      Trade accounts receivable....................    (313)  (2,706)    4,212
      Inventories..................................   5,709   (6,611)    3,331
      Prepaid expenses and other current assets....     186       71       120
      Trade accounts payable.......................  (1,533)     328      (279)
      Accrued salaries and wages...................    (433)     198      (133)
      Customer deposits............................  (1,310)   1,463        78
      Accrued warranty and installation costs......     548       34      (318)
      Deferred service revenue.....................      24      361       (34)
      Other current liabilities....................     241      151      (157)
    Other..........................................      22     (191)      299
                                                    -------  -------  --------
      Total adjustments............................   1,492     (744)   15,677
                                                    -------  -------  --------
      Net cash provided by (used in) operating
       activities..................................   1,149   (7,547)    2,409
                                                    -------  -------  --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures.............................    (658)  (1,299)   (1,728)
  Other............................................     --      (100)      --
                                                    -------  -------  --------
    Net cash used in investing activities..........    (658)  (1,399)   (1,728)
                                                    -------  -------  --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock, net..........      90      132       142
  Net borrowings (repayments) under line of credit
   agreement.......................................      51    6,572       --
  Repayments of long-term debt.....................    (342)    (315)     (459)
                                                    -------  -------  --------
    Net cash provided by (used in) financing
     activities....................................    (201)   6,389      (317)
                                                    -------  -------  --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH............    (163)      47      (214)
                                                    -------  -------  --------
NET (DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS.......................................     127   (2,510)      150
CASH AND CASH EQUIVALENTS, beginning of period.....     929    3,439     3,289
                                                    -------  -------  --------
CASH AND CASH EQUIVALENTS, end of period........... $ 1,056  $   929  $  3,439
                                                    =======  =======  ========
SUPPLEMENTAL CASH FLOW DISCLOSURES
  Cash interest payments........................... $   649  $   397  $    119
  Cash income tax (refunds) payments, net..........      43     (416)     (308)
  Non-cash capital expenditures (capital lease
   financing)......................................     --       635       560

        The accompanying notes are an integral part of these statements.

                          FISCHER IMAGING CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For the Three Years Ended December 31, 1999, 1998 and 1997

(1) BUSINESS ORGANIZATION

  Fischer Imaging Corporation (the "Company"), a Delaware Corporation, and its foreign marketing subsidiaries, 100%-owned Fischer Imaging Australia Pty. Limited ("FIA") and 100%-owned Fischer Imaging (Deutschland) GMB and Fischer Imaging (France) S.A.R.L. ("FIE") designs, manufactures, and markets specialty and general purpose x-ray imaging systems for the diagnosis and treatment of disease. The Company's principal product lines are directed toward medical specialties in which minimally invasive techniques are replacing open surgical procedures. The Company's existing products are principally marketed to the healthcare industry.

 Liquidity and Continuing Losses

  The Company has experienced significant losses in four of the last five years ended December 31, 1999 and has also had negative cash flows from operations in three of those five years, resulting in the depletion of substantially all of the Company's cash. At December 31, 1999, the Company had approximately $5.8 million of outstanding borrowings under its revolving line of credit agreement, while the borrowing base was $10.0 million.

  The Company has taken actions to improve its liquidity and reduce the level of operating losses. Most notably, the Company has entered into a line of credit with a bank for $8.0 million (see Note 13) and has significantly reduced the workforce in the third and fourth quarters of 1999. Management believes the full benefits of the workforce reductions will be seen in 2000. If the Company were to need additional funds for operations, management believes it can obtain financing at or above current levels from multiple sources by securitizing accounts receivable, inventories and other tangible assets.

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

  Inventories consist of the following components (in thousands):

                                                                1999     1998
                                                               -------  -------
   FIFO cost--
     Raw materials, net....................................... $ 6,878  $ 8,444
     Work in process and finished goods.......................   8,493   14,099
   LIFO valuation adjustment..................................    (307)    (520)
                                                               -------  -------
     Inventories, net......................................... $15,064  $22,023
                                                               =======  =======

 Property and Equipment

  Significant additions and improvements are capitalized at cost, while maintenance and repairs that do not improve or extend the life of the respective assets are charged to operations as incurred.

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

 Intangible Assets

  Intangible assets resulting from acquisitions are stated at cost, net of accumulated amortization, and are being amortized using the straight-line method over their estimated useful lives that range from 10 to 15 years.

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

  As of December 31, the following amounts were reflected in the consolidated balance sheets as a component of deferred costs and other assets (in thousands):

                                                                1999     1998
                                                               -------  -------
   Cost....................................................... $ 3,796  $ 3,539
   Less--Accumulated amortization.............................  (3,350)  (2,999)
                                                               -------  -------
     Software development costs, net.......................... $   446  $   540
                                                               =======  =======

  The Company recorded amortization expense of approximately $351,000, $399,000 and $488,000 in 1999, 1998 and 1997, respectively

 Other Current Liabilities

  Other current liabilities consist of the following (in thousands):

                                                                  1999   1998
                                                                 ------ ------
   Accrued sales, property, and other state and local taxes..... $  636 $  594
   Litigation loss contingency reserve..........................    --     500
   Other........................................................  1,943    521
                                                                 ------ ------
     Total other current liabilities............................ $2,579 $1,615
                                                                 ====== ======

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

                          FISCHER IMAGING CORPORATION

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

 Net Earnings or Loss Per Share

  The Company presents basic and diluted earnings or loss per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share" ("SFAS 128"), which establishes standards for computing and presenting basic and diluted loss per share. Under this statement, basic earnings or loss per share is computed by dividing the net earnings or loss by the weighted average number of shares of common stock outstanding. Diluted earnings or loss per share is determined by dividing the net earnings or loss by the sum of (1) the weighted average number of common shares outstanding,
(2) if not anti-dilutive, the number of shares of convertible preferred stock (Note 7) as if converted upon issuance, and (3) if not anti-dilutive, the effect of outstanding stock options determined utilizing the treasury stock method.

  Common stock equivalents excluded from diluted earnings per share because their effect is anti-dilutive are as follows (in thousands):

                                                              1999 1998  1997
                                                              ---- ----- -----
   Shares of convertible preferred stock (as if converted)... 507  1,333 1,333
   Effect of stock options (treasury stock method)...........   1      1    23

 Recently Issued Accounting Pronouncements

  Staff Accounting Bulletin No. 101. On December 3, 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's views on the application of generally accepted accounting principles to selected revenue recognition issues. The application of the guidance in SAB 101 will be required in the Company's second quarter of 2000. The effects of applying this guidance will be reported as a cumulative effect of a change in accounting principle in accordance with Accounting Principle Board Opinion No. 20, "Accounting Changes."

  The Company has historically recognized revenue when title and risk of ownership passes to the customer which generally, as to shipments with FOB destination terms, is when received by the customer and, for shipments with FOB shipping point terms, is upon departure from the Company's dock. The guidance provided in SAB 101 states that customer acceptance provisions contained in arrangements are substantive, bargained-for terms of the arrangement and thus the SEC believes that revenue should not be recognized until customer acceptance occurs or the acceptance provisions lapse. The Company is currently evaluating the impact of SAB 101.

  Statement of Financial Accounting Standards No. 133/137. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--An Amendment of SFAS No. 133," which deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. Among other things, the statement requires that an entity recognize all derivative instruments on the balance sheet as either assets or liabilities, and to account for those instruments at fair value. The Company does not typically enter into

                          FISCHER IMAGING CORPORATION
arrangements that would fall under the scope of SFAS No. 133 and thus, management believes that SFAS No. 133 will not significantly affect its financial condition and results of operations.

 Stock-Based Compensation Plans

  The Company accounts for its stock-based compensation plans under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). The Company has adopted the disclosure option of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 requires companies that do not account for stock-based compensation under the fair value method prescribed by the statement to disclose the pro forma earnings and earnings per share as if the fair value method had been adopted. Additionally, certain other disclosures are required with respect to stock compensation and the assumptions used to determine the pro forma effects of SFAS 123.

 Reclassifications

  Certain reclassifications have been made in the financial statements of prior years to conform to the current year presentation.

(3) INTANGIBLE ASSETS

  Intangible assets consist of the following (in thousands):

                                                                1999     1998
                                                               -------  -------
   Goodwill................................................... $ 2,785  $ 2,785
   Non-competition agreement..................................   3,569    3,569
                                                               -------  -------
                                                                 6,354    6,354
   Less--Accumulated amortization.............................  (3,955)  (3,397)
                                                               -------  -------
     Intangible assets, net................................... $ 2,399  $ 2,957
                                                               =======  =======

  The non-competition agreement and substantially all of the goodwill resulted from the Company's September 1992 acquisition of Bloom Associates, Ltd.

(4) INCOME TAXES

  The provision for income taxes includes the following (in thousands):

                                                      1999     1998     1997
                                                     -------  -------  -------
   Current
     Federal........................................ $   --   $   --   $  (471)
     State..........................................     --       --      (140)
                                                     -------  -------  -------
       Total current benefit........................     --       --      (611)
                                                     -------  -------  -------
   Deferred
     Federal........................................  (1,350)  (1,211)  (3,458)
     State..........................................    (131)    (142)    (296)
     Valuation allowance............................   1,481    3,355    4,365
                                                     -------  -------  -------
       Total deferred provision.....................     --     2,002      611
                                                     -------  -------  -------
         Total provision............................ $   --   $ 2,002  $   --
                                                     =======  =======  =======

                          FISCHER IMAGING CORPORATION

  The statutory federal income tax rate was 35% for the years ended December 31, 1999, 1998, and 1997. Reasons for the difference between the income tax expense reported in the statements of operations and the amount computed by applying the statutory federal income tax rate to earnings before income taxes are as follows:

                                                       1999    1998    1997
                                                      ------   -----   -----
   Statutory tax rate................................  (35.0)% (35.0)% (35.0)%
   Increase (decrease) due to:
     State income taxes..............................  (25.2)   (3.3)   (4.7)
     Foreign activity (included in) not in tax
      return......................................... (301.6)    9.1     4.1
     Nondeductible expenses..........................   19.2     1.0     1.0
     Valuation allowance.............................  431.8    69.9    32.9
     Tax credits.....................................  (81.0)    --      1.7
     Other...........................................   (8.2)    --      --
                                                      ------   -----   -----
   Effective tax rate................................    --  %  41.7 %   --  %
                                                      ======   =====   =====

  The domestic versus foreign component of the Company's loss before income taxes is as follows (in thousands):

                                                       1999    1998      1997
                                                       -----  -------  --------
   Domestic........................................... $(516) $(4,363) $(11,684)
   Foreign............................................   173     (438)   (1,584)
                                                       -----  -------  --------
     Total............................................ $(343) $(4,801) $(13,268)
                                                       =====  =======  ========

                          FISCHER IMAGING CORPORATION

  Components of net deferred tax assets (liabilities) as of December 31, 1999 and 1998 are as follows (in thousands):

                                                               1999     1998
                                                              -------  -------
   Current--
     Warranty reserves....................................... $   374  $   308
     Bad debt reserves.......................................     662      276
     Accrued vacation........................................     162      191
     Restructuring reserve...................................     --       386
     Other accrued liabilities...............................     439      238
     Other...................................................   2,764    2,557
     Less--Valuation allowance...............................  (4,401)  (3,956)
                                                              -------  -------
   Net current deferred tax asset............................ $   --   $   --
                                                              =======  =======
   Noncurrent--
     Software capitalization................................. $  (169) $  (205)
     Tax credits.............................................   1,186      908
     Deferred service revenue................................     112      133
     Depreciation............................................     279      --
     Net operating loss carryforward.........................   4,338    3,919
     Other...................................................     106       61
     Less--Valuation allowance...............................  (5,852)  (4,816)
                                                              -------  -------
   Net noncurrent deferred tax asset......................... $   --   $   --
                                                              =======  =======

  For income tax reporting purposes, the Company has approximately $11,415,000 of net operating loss carryforwards that expire at various dates through 2019. The Company also has available research and development tax credits of approximately $1,020,000, expiring at various dates through 2019, and alternative minimum tax credits of $166,000. Realization is dependent on generating sufficient taxable income prior to the expiration dates of the respective tax credits.

  During 1999 and 1998, the Company increased its valuation allowance by $1,481,000 and $3,355,000, respectively, due mainly to uncertainty relating to the realizability of the 1999 and 1998 net operating loss carryforwards and the previously described available income tax credits. The amount of the deferred tax asset considered realizable could be adjusted in the near term if future taxable income materializes.

(5) NOTES PAYABLE AND LONG-TERM DEBT

  Notes payable and long-term debt as of December 31, 1999 and 1998, consist of the following (in thousands):

                                                                1999     1998
                                                               -------  -------
   Note payable under revolving line of credit...............  $ 5,803  $ 6,572
   Capitalized lease obligations; interest rates ranging from
    6% to 19%; monthly principal and interest payments due in
    varying amounts through August 2002; secured by leased
    equipment................................................      475      827
   Other.....................................................      856       26
                                                               -------
                                                                 7,134    7,425
   Less--Current maturities..................................   (6,031)  (6,838)
                                                               -------  -------
   Long-term debt............................................  $ 1,103  $   587
                                                               =======  =======

                          FISCHER IMAGING CORPORATION

Revolving Credit Agreement

  The Company has available up to $10.0 million of credit, subject to further restrictions based on eligible receivables, inventory, and Company liquidation value. The maximum amount which could have been drawn under these borrowing base restrictions was approximately $10.0 million as of December 31, 1999. The revolving credit agreement is renewable on a monthly basis and is secured by the Company's accounts receivable, inventory, and fixed assets. Renewals are subject to a renewal fee of $5,000 per month, and borrowings under the agreement bear interest at one percent over the bank's prime rate of interest, or 9.50% at December 31, 1999. The Company's principal lender may withdraw the revolving credit facility at any time upon giving the Company thirty days notice. Subsequent to year end, the Company entered into a line of credit which replaces the line of credit in place at December 31, 1999 (see Note 13).

  Future maturities of notes payable and long-term debt are as follows (in thousands):

       Year ended December 31,
         2000............................................................ $6,031
         2001............................................................    136
         2002............................................................    147
         2003............................................................    820
                                                                          ------
         Total........................................................... $7,134
                                                                          ======

(6) RESTRUCTURING PROVISION

  During 1997, the Company decided to close its Addison, Illinois manufacturing facility and, accordingly, recorded a $2.9 million restructuring provision for remaining lease obligations (through June 2002), net of estimated sublease payments, estimated facility closing costs, severance and certain other non-recurring costs associated with this decision. During the years ended December 31, 1999, 1998 and 1997, the Company spent approximately $1.0 million, $1.1 million and $0.8 million, respectively, for severance and facility closing costs. In January 1999, the Company fulfilled its remaining obligations for this facility by agreeing to a $1.0 million lease buyout, completing the Addison closure. Not all production had been successfully transferred, however, and in the second quarter of 1999, the Company accrued an additional $750,000 provision for the Addison closure, principally for the discontinuing of a product line formerly produced in that facility, including related acceptance issues.

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

                          FISCHER IMAGING CORPORATION

  On March 29, 1999, the Company announced an agreement with General Electric Company, on behalf of GE Medical Systems, under which 826,666 or 62% of the 1,333,333 shares of Series D Convertible Preferred Stock owned by GE Medical Systems were exchanged for a non-exclusive right to manufacture the Tilt-C system. The sale of the manufacturing rights to the Tilt-C system was recorded at fair value, estimated to be $6.2 million.

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

 Anti-Takeover Contingencies

  In November 1994, the Board of Directors declared a dividend of one right to purchase a share of Series C Junior Participating Preferred Stock for each outstanding share of common stock. These rights generally become exercisable when anyone other than certain exempt persons (including Morgan W. Nields, Chairman and Chief Executive Officer and GE Medical Systems) acquire more than a 15% beneficial interest in the Company. The purpose of these rights is to assure that the Company's Board of Directors has sufficient control to prevent a takeover of the Company at less than its fair value.

(8) STOCK BASED COMPENSATION

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

                          FISCHER IMAGING CORPORATION

  A summary of the status of the 1991 Plan as of December 31, 1999, 1998, and 1997 and the changes during those periods is as follows:

                                          1999          1998          1997
                                      ------------  ------------  ------------
   Outstanding at January 1.........       768,925       764,000       709,625
   Granted..........................       440,000       162,500       185,000
   Exercised........................           --            --         (6,850)
   Canceled.........................      (148,275)     (157,575)     (123,775)
                                      ------------  ------------  ------------
   Outstanding at December 31.......     1,060,650       768,925       764,000
                                      ============  ============  ============
   Exercisable at December 31.......       394,296       321,968       247,844
                                      ============  ============  ============
   Range of exercise prices, at end
    of period.......................  $1.00-$11.00  $3.06-$11.00  $4.00-$11.00
   Weighted average exercise prices:
     At beginning of period.........  $       5.56  $       5.91  $       5.91
     At end of period...............          4.02          5.56          5.91
     Exercisable at end of period...          5.62          6.03          6.23
     Options granted................          1.46          4.15          5.85
     Options exercised..............           --            --           4.38
     Options canceled...............          4.42          5.82          5.91
   Weighted average end of period
    remaining contractual life (in
    years)..........................           7.6           7.4           8.2
   Weighted average fair value of
    options granted during period...  $       0.98  $       2.36  $       3.89

  The following summary shows, as of December 31, 1999 and for the price ranges indicated, the weighted average exercise price, weighted average exercise price of options exercisable, and the remaining contractual life of options granted under the 1991 Plan:

              Range of exercise prices                      Shares  Price
              ------------------------                      ------- ------
       Weighted average exercise price for options
        outstanding:
         $1.00-$3.05....................................... 392,500 $ 1.41
         $3.06-$4.99....................................... 162,500   4.05
         $5.00-$5.99....................................... 461,000   5.72
         $6.00-$7.99.......................................  15,500   7.27
         $8.00-$11.00......................................  29,150  10.25
       Weighted average exercise price for options
        exercisable:
         $1.00-$3.05.......................................  10,416 $ 1.00
         $3.06-$4.99.......................................  88,542   4.18
         $5.00-$5.99....................................... 250,688   5.68
         $6.00-$7.99.......................................  15,500   7.27
         $8.00-$11.00......................................  29,150  10.25
       Weighted average remaining contractual life (in
        years):
         $1.00-$3.05....................................... 392,500 $ 9.49
         $3.06-$4.99....................................... 162,500   7.49
         $5.00-$5.99....................................... 461,000   6.35
         $6.00-$7.99.......................................  15,500   6.16
         $8.00-$11.00......................................  29,150   2.76

                          FISCHER IMAGING CORPORATION

  The weighted average fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model and the following assumptions:

                                                               1999  1998  1997
                                                               ----  ----  ----
       Dividend rate..........................................    0%    0%    0%
       Expected volatility....................................   79%   78%   77%
       Risk-free interest rate................................ 5.53% 5.55% 5.92%
       Expected life (in years)...............................  5.0   4.5   5.0

  Certain of the options granted under the 1991 Plan vest upon attainment of performance objectives as well as over time. 85,000 options granted in December 1996 and outstanding at December 31, 1999, with an exercise price of $5.81 per share, are fully vested. Also outstanding as of December 31, 1999 are 160,000 options granted in December 1995 that vest when the market value of the Company's stock has reached targeted price levels for a period of 45 consecutive trading days or 9 years and 11 months from the date of original grant, whichever is earlier. Other options granted under the 1991 Plan vest ratably over time, generally over a four year period.

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

  A summary of the status of the Director Plan as of December 31, 1999, 1998, and 1997 and the changes during those periods are as follows:

                                             1999        1998          1997
                                          ----------- -----------  ------------
   Outstanding at January 1.............       89,000     101,000        64,000
   Granted..............................       36,000      24,000        37,000
   Cancelled............................          --      (36,000)          --
                                          ----------- -----------  ------------
   Outstanding and exercisable at
    December 31.........................      125,000      89,000       101,000
                                          =========== ===========  ============
   Range of exercise prices, at end of
    period..............................  $1.00-$4.25 $4.00-$4.25  $4.00-$13.38
   Weighted average exercise prices:
     Outstanding, at beginning of
      period............................  $      4.20 $      7.76  $       8.36
     Outstanding, at end of period......         3.52        4.20          7.76
     Exercisable, at end of period......         3.52        4.20          7.76
     Options granted....................         1.83        4.19          6.72
     Options cancelled..................          --         7.96           --
   Weighted average remaining end of
    period contractual life (in years)..          7.4         7.7           7.6
   Weighted average fair value of
    options granted during period.......  $      1.00 $      2.29  $       3.65

                          FISCHER IMAGING CORPORATION

  The following summary shows, as of December 31, 1999 and for the price ranges indicated, the weighted average exercise price for outstanding options, all of which are exercisable, and the remaining contractual life of options granted under the Director Plan:

                                                                 Life
            Range of exercise prices             Shares Price (in years)
            ------------------------             ------ ----- ----------
   Weighted average exercise price for options
    outstanding (all of which are exercisable):
     $1.00-$3.99................................ 36,000 $1.83    9.25
     $4.00-$4.25................................ 89,000  4.20    6.66

  The weighted average fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model and the following assumptions:

                                                               1999  1998  1997
                                                               ----  ----  ----
   Dividend rate..............................................    0%    0%    0%
   Expected volatility........................................   79%   78%   77%
   Risk-free interest rate.................................... 5.25% 5.41% 6.39%
   Expected life (in years)...................................  3.0   3.0   3.0

 Other

  The Company issued 25,000 options to external consultants in 1999, all of which were outstanding and 14,000 of which were exercisable at December 31, 1999. These option prices range from $5.00 to $6.50.

 Employee Stock Purchase Plan

  Under the Employee Stock Purchase Plan ("Employee Plan"), adopted in December 1991 and as amended in June 1998, the Company is authorized to issue up to 400,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under terms of the Employee Plan, employees can have from 2% to 5% of their salary withheld to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of its beginning-of-the-year or end-of-year market price. Under the Employee Plan, the Company issued 48,705 and 31,502 and 21,463 shares during the years ended December 31, 1999, 1998 and 1997, respectively, relating to employee withholdings from the preceding years.

 Stock-Based Compensation Plans

  The fair value of the stock options granted in 1999, 1998, and 1997 was estimated to be approximately $500,000, $500,000 and $900,000, respectively, which, under SFAS 123, would be amortized as compensation expense over the vesting period of the options. Had compensation cost been recorded consistent with SFAS 123 utilizing the assumptions detailed above, the Company's pro forma net loss and net loss per share would have been as follows for the years ended December 31 (in thousands, except per share data):

                                                      1999    1998      1997
                                                      -----  -------  --------
   Net loss:
     As reported..................................... $(343) $(6,803) $(13,268)
     Pro forma.......................................  (811)  (7,364)  (13,589)
   Net loss per common share, diluted:
     As reported..................................... $(.05) $  (.97) $  (1.91)
     Pro forma.......................................  (.12)   (1.06)    (1.96)

                          FISCHER IMAGING CORPORATION

(9) BENEFIT PLANS

 401(k) Plan

  In 1985, the Company established The Fischer Imaging Employee Capital Accumulation Plan, which is governed by Section 401(k) of the Internal Revenue Code. Employees with a minimum of six months of service are eligible for the plan. The Company makes discretionary contributions that ratably vest over a four-year period. The Company made $160,000 of discretionary contributions for the 1999 plan year but made no contributions for the years ended December 31, 1998 and 1997.

 Incentive Compensation Plan

  The Company has an incentive compensation plan under which management employees, including the Company's executive officers, receive cash bonuses. The amounts of such bonuses are determined based upon the Company's sales growth, profitability, and employees' performances as compared to performance objectives established by the Board of Directors. During the years ended 1999, 1998, and 1997, the Company accrued bonuses of approximately $100,000 in each year, respectively, under this plan.

(10) RELATED PARTY TRANSACTIONS

  The Company leases its manufacturing and administrative facility from JN Properties (a general partnership whose partners include the Company's chairman/chief executive officer and another stockholder of the Company). The lease, which expires in July 2012, provides for adjustments of base rent in 2000, 2005, and 2010, based on the then fair market rental value of the premises. The increases are subject to a 7% maximum increase in each adjustment year. The current annual rent is $744,000. All taxes, insurance, and maintenance expenses of the facility are the responsibility of the Company.

  During 1999, the Company extended a loan in the amount of $252,000 to the President and Chief Operating Officer pursuant to his employment agreement, in consideration for his agreement to relocate to Colorado immediately and the existing housing market in Colorado. At December 31, 1999, $100,000 of the loan was outstanding and is to be repaid in full by August 2004.

  In the second quarter of 1995, the Company issued 1,333,333 shares of Series D Convertible Preferred Stock to GEMS (see Note 7). On March 29, 1999, the company announced an agreement with General Electric Company, on behalf of GE Medical Systems, under which 826,666 or 62% of the 1,333,333 shares of Convertible Preferred Stock owned by GE Medical Systems were exchanged for a non-exclusive right to manufacture the Tilt-C system leaving 506,667 outstanding, currently representing a 7% ownership interest in the Company on an if-converted basis. GEMS is also a significant customer, providing revenues to the Company of approximately $13.4 million or 20.3%, $3.5 million or 5.9% of total revenues and $4.3 million or 7.5%, in 1999, 1998 and 1997, respectively.

                          FISCHER IMAGING CORPORATION

(11) SEGMENT INFORMATION

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

                                   United States
                          -------------------------------
                            Proprietary                     International
                          ---------------                  ----------------  Internal
                          Domestic Export   OEM    Total   Australia Europe   Sales     Total
                          -------- ------ ------- -------  --------- ------  --------  -------
1999:
 Revenues:
   Product..............  $28,821  $9,475 $11,521 $49,817   $  129   $1,110  $(1,278)  $49,778
   Service..............    9,342     --      --    9,342      196      555      --     10,093
   Sale of manufacturing
    license.............      --      --    6,200   6,200      --       --       --      6,200
                          -------  ------ ------- -------   ------   ------  -------   -------
                           38,163   9,475  17,721  65,359      325    1,665   (1,278)   66,071
                          -------  ------ ------- -------   ------   ------  -------   -------
 Costs of sales:
   Product..............   14,788   5,860   8,192  28,840       82      354     (438)   28,838
   Service..............    2,037     --      --    2,037       75       78     (161)    2,029
   Sale of manufacturing
    license.............      --      --      400     400      --       --       --        400
                          -------  ------ ------- -------   ------   ------  -------   -------
   Allocated............   16,825   5,860   8,592  31,277      157      432     (599)   31,267
                          -------  ------ ------- -------   ------   ------  -------   -------
   Unallocated..........                            5,830      --       --       --      5,830
                                                  -------   ------   ------  -------   -------
                                                   37,107      157      432     (599)   37,097
                                                  -------   ------   ------  -------   -------
Gross profit............                           28,252      168    1,233     (679)   28,974
Operating expenses......                           27,703      407      897     (679)   28,328
                                                  -------   ------   ------  -------   -------
(Loss) income from
 operations.............                              549     (239)     336      --        646
Interest expense........                             (527)    (114)    (112)     --       (753)
Interest income.........                               82        8        1      --         91
Other (expense) income..                             (620)     163      130      --       (327)
                                                  -------   ------   ------  -------   -------
Net (loss) income.......                          $  (516)  $ (182)  $  355  $   --    $  (343)
                                                  =======   ======   ======  =======   =======
Other information:
 Identifiable assets....                          $39,206   $1,004   $  799            $41,009
                                                  =======   ======   ======            =======
 Capital expenditures...                          $   658   $  --    $  --             $   658
                                                  =======   ======   ======            =======
 Depreciation...........                          $ 2,109   $   13   $  --             $ 2,122
                                                  =======   ======   ======            =======
 Amortization...........                          $   558   $  --    $  --             $   558
                                                  =======   ======   ======            =======

                          FISCHER IMAGING CORPORATION

                                  United States
                         --------------------------------
                           Proprietary                      International
                         ---------------                   ----------------  Internal
                         Domestic Export   OEM    Total    Australia Europe   Sales    Total
                         -------- ------ ------- --------  --------- ------  -------- --------
1998:
 Revenues:
 Product................ $31,407  $4,771 $14,604 $ 50,782    $ 475   $ 520    $(866)  $ 50,911
 Service................   8,528     --      --     8,528      173     192      --       8,893
                         -------  ------ ------- --------    -----   -----    -----   --------
                          39,935   4,771  14,604   59,310      648     712     (866)    59,804
                         -------  ------ ------- --------    -----   -----    -----   --------
 Costs of sales:
   Product..............  17,972   2,862   9,531   30,365      366     295     (866)    30,160
   Service..............   1,671     --      --     1,671      139      40      --       1,850
                         -------  ------ ------- --------    -----   -----    -----   --------
   Allocated............  19,643   2,862   9,531   32,036      505     335     (866)    32,010
                         -------  ------ -------
   Unallocated..........                            4,873      --      --       --       4,873
                                                 --------    -----   -----    -----   --------
                                                   36,909      505     335     (866)    36,883
                                                 --------    -----   -----    -----   --------
 Gross profit...........                           22,401      143     377      --      22,921
 Operating expenses.....                           26,703      520     254      --      27,477
                                                 --------    -----   -----    -----   --------
 Loss from operations...                           (4,302)    (377)    123      --      (4,556)
 Interest expense.......                              (34)    (110)   (213)     --        (357)
 Interest income........                               53       15       6      --          74
 Other expense, net.....                              (80)     (98)    216      --          38
 Income taxes...........                           (2,002)     --      --       --      (2,002)
                                                 --------    -----   -----    -----   --------
 Net loss...............                         $ (6,365)   $(570)  $ 132    $ --    $ (6,803)
                                                 ========    =====   =====    =====   ========
 Other information:
   Identifiable assets..                         $ 49,379    $ 629   $ 961            $ 50,969
                                                 ========    =====   =====            ========
   Capital
    expenditures........                         $  1,299    $ --    $ --             $  1,299
                                                 ========    =====   =====            ========
   Depreciation.........                         $  2,233    $  10   $  28            $  2,271
                                                 ========    =====   =====            ========
   Amortization.........                         $    658    $ --    $ --             $    658
                                                 ========    =====   =====            ========
1997:
 Revenues:
   Product.............. $27,927  $3,180 $17,826 $ 48,933    $ 966   $ 409    $(971)  $ 49,337
   Service..............   7,057     --      --     7,057      197     317      --       7,571
                         -------  ------ ------- --------    -----   -----    -----   --------
                          34,984   3,180  17,826   55,990    1,163     726     (971)    56,908
                         -------  ------ ------- --------    -----   -----    -----   --------
 Costs of sales:
   Product..............  15,806   1,963  11,012   28,781      732     412     (836)    29,089
   Service..............   1,774     --      --     1,774       68     110     (135)     1,817
                         -------  ------ ------- --------    -----   -----    -----   --------
   Allocated............  17,580   1,963  11,012   30,555      800     522     (971)    30,906
                         -------  ------ ------- --------    -----   -----    -----   --------
   Unallocated..........                            8,346      --      --       --       8,346
                                                 --------    -----   -----    -----   --------
                                                   38,901      800     522     (971)    39,252
                                                 --------    -----   -----    -----   --------
 Gross profit...........                           17,089      363     204      --      17,656
 Operating expenses.....                           29,196      633     425      --      30,254
                                                 --------    -----   -----    -----   --------
 Income (loss) from
  operations............                          (12,107)    (270)   (221)     --     (12,598)
 Interest expense.......                              132     (116)   (197)     --        (181)
 Interest income........                              251       16       4      --         271
 Other income
  (expense).............                              (11)    (370)   (379)     --        (760)
                                                 --------    -----   -----    -----   --------
 Net income (loss)......                         $(11,735)   $(740)  $(793)   $ --    $(13,268)
                                                 ========    =====   =====    =====   ========
 Other information:
   Identifiable assets..                         $ 47,647    $ 920   $ 577            $ 49,144
                                                 ========    =====   =====            ========
   Capital
    expenditures........                         $  1,725    $   3   $ --             $  1,728
                                                 ========    =====   =====            ========
   Depreciation.........                         $  1,957    $   9   $  15            $  1,981
                                                 ========    =====   =====            ========
   Amortization.........                         $    712    $ --    $ --             $    712
                                                 ========    =====   =====            ========

                          FISCHER IMAGING CORPORATION

  Internal sales from the United States to Australia and Europe are recorded on the basis of transfer pricing established by the Company. International sales to OEM customers are managed and, therefore, reported as part of OEM business results.

 Significant Customers

  The Company's revenues generally are concentrated among customers in the healthcare industry and from customers under OEM contracts. The Company establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information. Accounts receivable are generally unsecured.

  During 1999, 1998, and 1997, the following customers represented greater than 5% of the Company's revenues:

                                                               1999  1998  1997
                                                               ----  ----  ----
   Proprietary products:
     Ethicon-Endo Surgery.....................................  7.3% -- %  -- %
     Diagnostic Imaging (dealer)..............................  --   6.7   --
   OEM products:
     GE Medical Systems (a related party)..................... 20.3  5.9   7.5
     International Surgical Systems...........................  --   7.9   5.0
     Picker International.....................................  --   7.9   --
     Storz Medical............................................  --   --    5.3
     Varian Associates........................................  --   --    5.5

  The OEM customers are medical products companies for whom the Company manufactures sub-components and systems under OEM contracts. Sales under OEM contracts constitute a substantial portion of the Company's revenues and trade accounts receivable. As of December 31, 1999 and 1998, amounts owed to the Company under OEM contracts were approximately $3.1 million and $3.4 million, respectively. Revenues from OEM customers, which can fluctuate significantly, represented 27%, 24%, and 31% of the Company's revenue in 1999, 1998, and 1997, respectively. There is no assurance that OEM arrangements will be renewed upon expiration nor, generally, are minimum order quantities specified in these agreements.

(12) COMMITMENTS AND CONTINGENCIES

 Litigation

  The Company is involved in miscellaneous litigation arising in the ordinary course of business. Management believes the resolution of these contingencies will not have a material adverse impact on the Company's operations or financial position.

 Operating Leases

  The Company leases buildings (see Note 10) and equipment under various operating lease agreements that provide for the following minimum future lease payments (in thousands):

       2000............................................................. $ 1,007
       2001.............................................................   1,007
       2002.............................................................   1,001
       2003.............................................................     744
       2004.............................................................     744
       Thereafter.......................................................   5,642
                                                                         -------
       Total............................................................ $10,145
                                                                         =======

                          FISCHER IMAGING CORPORATION

  Total rent expense was approximately $900,000, $1,600,000 and $1,900,000 in 1999, 1998, and 1997, respectively.

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

  Failure to satisfy FDA requirements can result in the Company's inability to receive awards of federal government contracts, to receive new marketing or export clearance for products manufactured at its Denver facility, or FDA enforcement actions including, among other things, product seizure, injunction, and/or criminal or civil proceedings being initiated without further notice. The issuance of a Form 483 in 1998 increases the possibility that one or more of these sanctions could be imposed in the future.

  The Company is currently engaged in discussions with the FDA regarding the FDA's order to recall a number of its diagnostic mammography systems. The Company's position, mirrored by the National Electrical Manufacturers Association, is that the FDA's position is inconsistent with prior performance standards published for mammography systems. There is no assurance, however, that the Company will not be required to recall over 500 mammography systems. The Company is unable to estimate the cost of such a recall at this time.

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

(13) SUBSEQUENT EVENT

  On April 13, 2000, the Company entered into a line of credit with a bank for $8.0 million which replaces the credit facility in place at December 31, 1999. Under the terms of the agreement, the Company will have available up to $8.0 million credit subject to borrowing base limitations based on eligible receivables and inventory. The agreement is for a term of three years and is secured by all tangible assets of the Company. Borrowings under the agreement will bear interest at the bank's prime rate, 9.0% at March 31, 2000. The Company will also be subject to certain financial covenants, as defined.