Form 10-Q
period 2000-04-02
FISCHER IMAGING CORP
filed 2000-05-17
CIK 750901

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                      For The Quarter Ended April 2, 2000


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


The number of shares of Registrants's Common Stock outstanding as of April 2, 2000 was 7,073,000.

                          FISCHER IMAGING CORPORATION

                               TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION                                    Page
                                                                   ----


Item 1.   Consolidated Financial Statements

             Consolidated Balance Sheets --
             April 2, 2000 and December 31, 1999                     3

             Consolidated Statements of Operations--
             Three months ended April 2, 2000 and April 4, 1999      4

             Consolidated Statements of Cash Flows--
             Three months ended April 2, 2000 and April 4, 1999      5

             Notes to Consolidated Financial Statements              6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                       11

Item 3.   Quantitative and Qualitative Disclosures
          About Market Risk                                         19


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                         20

Item 2.   Changes in Securities and Use of Proceeds                 20

Item 3.   Defaults Upon Senior Securities                           20

Item 4.   Submission of Matters to a Vote of Security Holders       20

Item 5.   Other Information                                         20

Item 6.   Exhibits and Reports on Form 8-K                          20

                          FISCHER IMAGING CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands except share data)
                                  (Unaudited)

                                                                 April 2,   December 31,
                                                                   2000         1999
                                                                   ----         ----
                                     ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                           $ 1,165    $ 1,056
 Trade accounts receivable, net of allowance for doubtful
   accounts of approximately $1,806 and $1,741 at April 2, 2000
   and December 31, 1999, respectively                                16,897     15,897
 Inventories                                                          14,387     15,064
 Prepaid expenses and other current assets                               561        912
                                                                     -------    -------
       Total current assets                                           33,010     32,929
                                                                     -------    -------
PROPERTY AND EQUIPMENT
 Manufacturing equipment                                               9,386      9,641
 Office equipment and leasehold improvements                           6,045      5,963
                                                                     -------    -------
                                                                      15,431     15,604
 Less- Accumulated depreciation and amortization                      11,906     11,730
                                                                     -------    -------
       Property and equipment, net                                     3,525      3,874
                                                                     -------    -------
INTANGIBLE ASSETS, net                                                 2,259      2,399
DEFERRED COSTS AND OTHER ASSETS                                        1,701      1,807
                                                                     -------    -------
       TOTAL ASSETS                                                  $40,495    $41,009
                                                                     =======    =======


                    LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES
 Notes payable and current maturities of long-term debt              $ 5,190    $ 6,031
     Trade accounts payable                                            4,082      3,671
 Accrued salaries and wages                                            1,611      1,792
 Customer deposits                                                     1,233      1,289
 Accrued warranty and installation costs                               1,533      1,672
 Deferred service revenue                                              1,187      1,156
 Accrued sales, property and other state and local taxes                 555        636
 Other current liabilities                                             1,822      1,943
                                                                     -------    -------
       Total current liabilities                                      17,213     18,190

LONG-TERM DEBT                                                         1,123      1,103
                                                                     -------    -------
       TOTAL LIABILITIES                                              18,336     19,293
                                                                     -------    -------
STOCKHOLDERS' INVESTMENT
 Common Stock, $.01 par value, 25,000,000 shares authorized,
   7,073,242 and 7,028,855 shares issued and outstanding at
   April 2, 2000 and December 31, 1999, respectively                      71         70
 Preferred Stock, 5,000,000 shares authorized:
   Series C Junior Participating Preferred Stock, $.01 par value,
     500,000 shares authorized, no shares issued and outstanding          --         --
   Series D Convertible Preferred Stock, $.01 par value, 506,667 shares authorized, issued and outstanding at April 2, 2000 and December 31, 1999, respectively; liquidation preference of $3.8 million at April 2, 2000 and
     December 31, 1999, respectively (Note 5)                              5          5
 Additional paid-in capital                                           43,351     43,264
 Accumulated deficit                                                 (21,451)   (21,802)
 Accumulated other comprehensive income (foreign
   currency translation adjustments)                                     183        179
                                                                     -------    -------
       TOTAL STOCKHOLDERS' INVESTMENT                                 22,159     21,716
                                                                     -------    -------
       TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                $40,495    $41,009
                                                                     =======    =======

   The accompanying notes are an integral part of these financial statements.

                          FISCHER IMAGING CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands except per share data)
                                  (Unaudited)


                                                      Three Months Ended
                                                      -------------------
                                                 April 2,               April 4,
                                                  2000                   1999
                                                 -------                -------
REVENUES
      Products and services                      $13,743                $14,165
      Sale of manufacturing license (Note 5)          --                  6,200
                                                 -------                -------
      Total                                       13,743                 20,365

COST OF SALES
      Products and services                        7,553                  9,101
      Sale of manufacturing license                   --                    400
                                                 -------                -------
      Total                                        7,553                  9,501
                                                 -------                -------
             Gross profit                          6,190                 10,864

OPERATING EXPENSES
      Research and development                     1,041                  1,415
      Selling, marketing and service               3,384                  3,475
      General and administrative                   1,208                  2,223
                                                 -------                -------
              Total operating expenses             5,633                  7,113
                                                 -------                -------

INCOME FROM OPERATIONS                               557                  3,751

      Interest expense                              (168)                  (280)
      Interest income                                 19                     57
      Other (expense) income, net                    (57)                  (178)
                                                 -------                -------

INCOME BEFORE INCOME TAXES                           351                  3,350
      Provision for income taxes                      --                     --
                                                 -------                -------
NET INCOME                                       $   351                $ 3,350
                                                 =======                =======

NET INCOME PER SHARE
      Basic                                        $0.05                  $0.48
                                                 =======                =======
      Diluted                                      $0.05                  $0.40
                                                 =======                =======

SHARES USED TO CALCULATE
INCOME PER SHARE
      Basic                                        7,073                  7,029
                                                 =======                =======
      Diluted                                      7,791                  8,344
                                                 =======                =======




   The accompanying notes are an integral part of these financial statements.

                          FISCHER IMAGING CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                  (Unaudited)

                                                                                      Three Months Ended
                                                                                    -----------------------

                                                                                    April 2,       April 4,
                                                                                      2000           1999
                                                                                    --------       --------
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                       $    351       $  3,350
                                                                                    --------       --------
   Adjustments to reconcile net income to net cash
   provided by (used in) operating activities--
     Noncash sale of manufacturing license                                                --         (6,200)
     Depreciation                                                                        449            529
     Amortization of intangible assets                                                   140            140
     Provision for doubtful accounts                                                     225             --
     Provision for excess and obsolete inventories                                       170            301
     Restructuring costs                                                                  --           (638)
     Foreign exchange losses                                                               1            151
     Other changes in current assets and liabilities--
       Decrease (Increase) in trade accounts receivable                               (1,225)         2,418
       Decrease in inventory                                                             507            531
       Decrease in prepaid expenses and other current assets                             351            330
       Decrease (Increase) in deferred costs and other assets                            106           (193)
       Increase in trade accounts payable                                                411            385
       Decrease in accrued salaries and wages                                           (181)          (611)
       (Decrease) Increase in customer deposits                                          (56)           394
       (Decrease) Increase in accrued warranty and installation costs                   (139)           562
       (Decrease) Increase in deferred service revenue                                    31           (265)
       Decrease in accrued sales, property and other state and local taxes               (81)          (197)
       (Decrease) Increase in other current liabilities                                 (121)           778
     Other                                                                                --            (82)
                                                                                    --------       --------
         Total adjustments                                                               588         (1,667)
                                                                                    --------       --------
         Net cash provided by (used in) operating activities                             939          1,683
                                                                                    --------       --------
 CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                                   (4)          (186)
                                                                                    --------       --------
         Net cash used in investing activities                                            (4)          (186)
                                                                                    --------       --------
 CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from sales of common stock, net                                               87             90
   Net repayments under line of credit agreement                                        (853)        (1,350)
   Repayments of long-term debt                                                          (64)           (47)
                                                                                    --------       --------
         Net cash used in financing activities                                          (830)        (1,307)
                                                                                    --------       --------
 EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                   4            (14)
                                                                                    --------       --------
 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    109            176
 CASH AND CASH EQUIVALENTS, beginning of period                                        1,056            929
                                                                                    --------       --------
 CASH AND CASH EQUIVALENTS, end of period                                           $  1,165       $  1,105
                                                                                    ========       ========
 SUPPLEMENTAL CASH FLOW DISCLOSURES
   Cash interest payments                                                           $    166       $    285
   Cash income tax (refunds) payments, net                                               (36)           (35)
   Non-cash capital expenditures (capital lease financing)                                96             --

   The accompanying notes are an integral part of these financial statements.

                          FISCHER IMAGING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1)  GENERAL

In management's opinion, the accompanying unaudited consolidated balance sheets and statements of operations and cash flows contain all adjustments, consisting only of normal recurring items, necessary to present fairly the financial position of Fischer Imaging Corporation (the "Company") on April 2, 2000, its results of operations for the three months ended April 2, 2000 and April 4, 1999 and its cash flows for the three months ended April 2, 2000 and April 4, 1999.

These unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by generally accepted accounting principles. The financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest annual report on Form 10-K for the year ended December 31, 1999.

Typically, and for the year ending December 31, 2000, the Company closes its first three fiscal quarters as of the Sunday closest to the end of March, June and September.


(2)  INVENTORIES

Inventories include costs of materials, direct labor and manufacturing overhead. Inventories are priced at the lower of cost (using primarily the last-in, first-out ("LIFO") method of valuation) or market. Writedowns for excess or obsolete inventories are charged to expense in the period in which conditions giving rise to the writedowns are first recognized.

Inventories consisted of the following components (in thousands):

                                          April 2,               December 31,
                                            2000                     1999
                                          --------               ------------

FIFO cost--
     Raw materials, net                    $ 6,603                 $ 6,878
     Work in process and finished goods      8,091                   8,493
LIFO valuation adjustment                     (307)                   (307)
                                           -------                 -------
Inventories, net                           $14,387                 $15,064
                                           =======                 =======


(3)  NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consisted of the following (in thousands):

                                                April 2,            December 31,
                                                  2000                  1999
                                                 -------            ------------

Borrowing under bank revolving line of credit    $ 4,950                $ 5,803
Capitalized lease obligations                        510                    475
Other                                                853                    856
                                                 -------                -------
                                                   6,313                  7,134
Less--Current maturities                          (5,190)                (6,031)
                                                 -------                -------
Long-term debt                                   $ 1,123                $ 1,103
                                                 =======                =======

See "Management's Discussion & Analysis - Liquidity and Capital Resources" for further discussion of the Company's line of credit.

                          FISCHER IMAGING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                  (Unaudited)

(4)  NET INCOME PER SHARE

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

A reconciliation between the number of securities used to calculate basic and, if dilutive, diluted income per share is as follows (in thousands):

                                                            Three Months Ended
                                                            ------------------
                                                            April 2,   April 4,
                                                              2000      1999
                                                            --------   --------
Weighted average number of common shares outstanding
(Shares used in Basic Earnings Per Share Computation)......   7,073     7,029
                                                              -----     -----
Shares of convertible preferred stock (as if converted)....     507     1,315
Effect of stock options (treasury stock method)............     211        --
                                                              -----     -----
Shares used in Diluted Earnings Per Share Computation,
 if dilutive...............................................   7,791     8,344
                                                              =====     =====

As of April 2, 2000 and April 4, 1999, there were, respectively, 1,095,575 and 1,058,925 outstanding options to purchase shares of Common Stock under the Company's current stock option plans.

(5)  SALE OF MANUFACTURING LICENSE

On March 29, 1999, the Company announced an agreement with General Electric Company, on behalf of GE Medical Systems, under which 826,666, or 62%, of the 1,333,333 shares of Series D Convertible Preferred Stock owned by GE Medical Systems were exchanged for a non-exclusive right to manufacture the Tilt-C system. The sale of the manufacturing rights to the Tilt-C system was recorded at fair value, estimated to be $6.2 million. The Company completed its manufacturing for GE Medical Systems by the end of March 2000.

(6)  COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity of an enterprise other than the change resulting from investments by or distributions to its owners. For the Company, comprehensive income includes only net earnings or loss and foreign currency translation adjustments, as follows:

                                            Three Months Ended
                                           --------------------
                                           April 2,    April 4,
                                             2000        1999
                                           --------    --------
Net income                                   $ 351      $3,350
Foreign currency translation adjustments         5         137
                                             -----      ------
Comprehensive income                         $ 356      $3,487
                                             =====      ======

                          FISCHER IMAGING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                  (Unaudited)

(7)  OPERATING AND GEOGRAPHIC SEGMENT INFORMATION

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

                                                      United States
                                          -------------------------------------
                                             Proprietary                            International     Internal
                                          -----------------                      -------------------
                                          Domestic  Export     OEM      Total    Australia   Europe     Sales      Total
                                          --------  -------  -------  ---------  ----------  -------  ---------  ---------
Three Months Ended April 2, 2000
--------------------------------
  Revenues:
   Product  ............................    $6,783   $2,988   $1,053   $10,824       $  --     $255      $(272)   $10,807
   Service  ............................     2,825       --       --     2,825          59       52         --      2,936
                                            ------  -------  -------   -------       -----     ----      -----    -------
                                             9,608    2,988    1,053    13,649          59      307       (272)    13,743
                                            ------  -------  -------   -------       -----     ----      -----    -------
  Costs of sales:
   Product  ............................     3,525    1,593      624     5,742          --       --        (11)     5,731
   Service  ............................       402       --       --       402          12        9         (6)       417
                                            ------  -------  -------   -------       -----     ----      -----    -------
   Allocated  ..........................     3,927    1,593      624     6,144          12        9        (17)     6,148
                                            ------  -------  -------
   Unallocated  ........................                                 1,405          --       --         --      1,405
                                                                       -------       -----     ----      -----    -------
                                                                         7,549          12        9        (17)     7,553
                                                                       -------       -----     ----      -----    -------
  Gross profit  ........................                                 6,100          47      298       (255)     6,190
  Operating expenses....................                                 5,560          82      246       (255)     5,633
                                                                       -------       -----     ----      -----    -------
  Income (loss) from operations  .......                                   540         (35)      52         --        557
  Interest expense  ....................                                  (168)         --       --         --       (168)
  Interest income  .....................                                    15           4       --         --         19
  Other (expense) income, net  .........                                   141        (193)      (5)        --        (57)
                                                                       -------       -----     ----               -------
  Net income (loss)  ...................                               $   528       $(224)    $ 47   $           $   351
                                                                       =======       =====     ====   --          =======
       Other information:
              Identifiable assets.......                               $38,665       $ 943     $887               $40,495
              Capital expenditures......                               $     4   $  --       $  --                $     4
              Depreciation..............                               $   449   $  --       $  --                $   449
              Amortization..............                               $   140   $  --       $  --                $   140


                          FISCHER IMAGING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                  (Unaudited)

                                                      United States
                                          -------------------------------------
                                             Proprietary                            International
                                          -----------------                      -------------------  Internal
                                          Domestic  Export     OEM      Total    Australia   Europe    Sales      Total
                                          --------  ------    ------   -------   ---------   -------  --------   -------
Three Months Ended April 4, 1999
--------------------------------
  Revenues:
    Product............................    $ 5,840  $2,225    $3,684   $11,749    $   21      $ 115    $(174)    $11,711
    Service............................      2,269      --        --     2,269        39        146       --       2,454
    Sale of manufacturing license......      6,200      --        --     6,200        --         --       --       6,200
                                           -------  ------   -------   -------    ------      -----    -----     -------
                                            14,309   2,225     3,684    20,218        60        261     (174)     20,365
                                           -------  ------   -------   -------    ------      -----    -----     -------
  Costs of sales:
    Product............................      3,065   1,156     2,656     6,877        13         63     (118)      6,835
    Service............................        556      --        --       556        24         20      (56)        544
    Sale of manufacturing license......        400      --        --       400        --         --       --         400
                                           -------  ------   -------   -------    ------      -----    -----     -------
    Allocated..........................      4,021   1,156     2,656     7,833        37         83     (174)      7,779
                                           -------  ------   -------
    Unallocated........................                                  1,722        --         --       --       1,722
                                                                       -------    ------      -----    -----     -------
                                                                         9,555        37         83     (174)      9,501
                                                                       -------    ------      -----    -----     -------
  Gross profit.........................                                 10,663        23        178       --      10,864
  Operating expenses...................                                  6,939        92         82       --       7,113
                                                                       -------    ------      -----    -----     -------
  Income (loss) from operations........                                  3,724       (69)        96       --       3,751
  Interest expense.....................                                   (229)       --        (51)      --        (280)
  Interest income......................                                     56         1         --       --          57
  Other (expense) income, net..........                                    (25)       79       (232)      --        (178)
                                                                       -------    ------      -----              -------
  Net income (loss)....................                                $ 3,526    $   11      $(187)   $  --     $ 3,350
                                                                       =======    ======      =====    =====     =======
       Other information:
              Identifiable assets......                                $45,593    $1,033      $ 731              $47,357
              Capital expenditures.....                                $   186    $   --      $  --              $   186
              Depreciation.............                                $   523    $    6      $  --              $   529
              Amortization.............                                $   140    $   --      $  --              $   140

Internal sales from the United States to Australia and Europe are recorded on the basis of transfer pricing established by the Company. International sales to OEM customers are managed and, therefore, reported as part of OEM business results.


(8)  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 133 and No. 137. In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - An amendment of FASB Statement No. 133." SFAS No. 137 delays the effective date of SFAS No. 133 to financial quarters and financial years beginning after June 15, 2000. We do not typically enter into arrangements that would fall under the scope of Statement No. 133 and thus, management believes that Statement No. 133 will not significantly affect our financial condition and results of operations.

                          FISCHER IMAGING CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                  (Unaudited)

Staff Accounting Bulletin No. 101. In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, "Revenue Recognition." SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in financial statements. The accounting impact of SAB 101 is required to be determined no later than the Company's second fiscal quarter of 2000. If the Company determines that its revenue recognition policies must change to be in compliance with SAB 101, the implementation of SAB 101 will require the Company to restate its first quarter 2000 results to reflect a cumulative effect of change in accounting principle as if SAB 101 had been implemented on January 1, 2000. The Company is currently reviewing SAB 101 to determine what impact, if any, the adoption of SAB 101 will have on its financial position and results of operations.

In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN No. 44"). The Interpretation clarifies the application of APB No. 25 for certain issues related to equity based instruments issued to employees. FIN No. 44 is effective on July 1, 2000, except for certain transactions, and will be applied on a prospective basis. Management believes that FIN No. 44 will not have a significant impact on its financial statements.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (the "Form 10-K"). This Form 10-Q, including the information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, statements contained herein that are not statements of historical fact may be considered forward-looking statements. Without limiting the foregoing, the words "believes", "expects", "anticipates", "plans", "estimates", and similar words and expressions are intended to identify such statements. These forward-looking statements include statements about:

 .    resolutions of deficiencies noted by the FDA;

 .    the adequacy of financial resources;

 .    future operating results including revenues and expenses;

 .    sales under the Company's strategic alliances, OEM arrangements, and otherwise, including marketing agreements for Mammotest and other products;

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

These forward-looking statements involve risks and uncertainties. The actual results that the Company achieves may differ materially from those discussed in such forward-looking statements due to the risks and uncertainties described in the risks of investing in the Company set forth:

(1) in the Business section of the Form 10-K under the headings: "Risks Associated with OEM Agreements," "Sales and Marketing," "International Operations," "Strategic Alliances," "Risks of Technological Change and New Products," "Risks of New Product Development and Market Acceptance," "Competition," "Government Regulation," "Government Reimbursement," `Manufacturing and Operating Risks," "Product Liability, Market Withdrawal, and Product Recalls," "Patents and Intellectual Property," "Risk of Dependence on Key Personnel,"

(2) in the Market for Registrant's Common Equity and Related Stockholder Matters under the headings "Risk of Price Volatility of Common Stock," `Risks of Fluctuations in Quarterly Results of Operations," "Risks of Fluctuations in Quarterly Results of Operations," Risks Associated with Shares Eligible for Future Sale," "Risks Associated with Control by Management and Certain Stockholders," and "Certain Anti-Takeover Effects,"

(3) in the Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") section of the Form 10-K under the "Overview," "Quantitative and

     Qualitative Disclosures About Market Risk," "FDA Regulations," and "Recent Developments" headings,

(4)  elsewhere in the Business, MD&A, and other sections of the Form 10-K,

(5)  and in this Form 10-Q under the "Overview" section of MD&A and elsewhere.


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

Except for the last nine months of 1995, the first nine months of 1996, the last three months of 1999, the first three months of 2000, and excluding the first quarter 1999 one-time gain from the sale of a manufacturing license, the Company has experienced significant losses since 1993. Significant factors giving rise to these losses include: costs associated with excessive manufacturing capacity; intense competition for some of the Company's products; declining margins and demand for OEM products; and a general slowdown in capital expenditures by hospitals. The Company has taken significant steps to reduce costs and improve sales, including:

 .    entering into distribution partnerships in 1997 and 1998 with Ethicon Endo-
     Surgery for the marketing and sale of Mammotest breast biopsy systems in the United States and in Europe;

 .    entering into a strategic alliance with Direct Radiography Corp., a subsidiary of Hologic, Inc. for the marketing and sale of digital radiography products;

 .    closure of the Company's Addison, Illinois manufacturing facility;

 .    a workforce reduction of approximately 20% in the third and fourth quarters of 1999; and

 .    other actions to reduce operating expenses and manufacturing costs.

Improvement in the Company's results of operations will depend on many factors, including:

 .    sufficient demand for the Company's products to offset the effects of the reductions in OEM business;

 .    the adequacy of financial resources;

 .    the Company's ability to maintain or improve gross margins;

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

The Company expects continued significant fluctuations in quarterly and annual revenues, operating results and net income, depending on factors such as:

 .    delays in the development projects;

 .    the timing issues with respect to the receipt, manufacture, and shipment of large system product orders;

 .    new product introductions or marketing initiatives by the Company or its competitors;

 .    the effects of managed healthcare on capital expenditures and reimbursement;

 .    increases in marketing, research, and other costs in relation to sales;

 .    regulatory clearance of new products;

 .    the effect of general economic conditions of the Company's markets;

 .    seasonal patterns and other timing issues affecting customer purchasing decisions; and

 .    the outcome of claims against the Company.

These factors can occur unexpectedly and, because many of the Company's costs are fixed, the Company may not be able to sufficiently reduce its costs in periods when revenues are less than anticipated and may, as a result, suffer unexpected losses.

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

Sales of the Company's Mammotest breast biopsy systems have been increasing in recent years despite aggressive competition within the surgical stereotactic core needle breast biopsy market from Trex Medical, the Company's principal competitor in this market. The Company's sales in this market improved in 1998, in part due to its marketing partnership with Ethicon Endo-Surgery. In December 1998, U. S. Surgical, which was selling breast biopsy systems purchased from Trex, decided to cease distributing breast biopsy systems and, therefore, terminated its supply agreement with Trex Medical. In 1999, sales in this market improved due to improved manufacturing efficiency and the continuing partnership with Ethicon-Endo Surgery. In the first quarter of 2000, the Company's sales continued to improve over the first quarter of 1999 due to increased international sales under the distribution agreement with Ethicon-Endo Surgery. While long-term conditions may become more favorable to the Company, it is uncertain whether the near-term impact on Mammotest sales will be favorable or unfavorable.

The Company's partner in developing digital imaging products for the general radiography market had been Direct Radiography Corp., a subsidiary of Sterling Diagnostic Imaging. In early 1999, the Agfa-Gevaert Group acquired Direct Radiography's parent company, Sterling Diagnostic Imaging, Inc. Direct Radiography was not included in this acquisition, but was later sold to Hologic Corporation in June 1999. The Company continues to develop digital imaging products with Direct Radiography Corp., but does not have a definitive agreement with Direct Radiography or Hologic. The Company is currently working on an agreement with the companies and believes that such an agreement will be reached in the near future.

In November 1999, Kodak announced that Analogic Corp., in conjunction with the Company and Direct Radiography Corp., would build digital radiography products for Kodak. In February 2000, Analogic provided a $5.4 million purchase order for more than 50 systems. The Company delivered seven systems under this purchase order in the first quarter of 2000. While the Company, Kodak and Analogic continue to work together to deliver these systems, there is no formal agreement between the companies at this time. The Company is currently negotiating an agreement with the companies and believes that such an agreement will be reached in the near future.

The Company is also a party to litigation from time to time, as both plaintiff and defendant. As plaintiff, the Company is pursuing a substantial patent infringement case and certain other matters. As defendant, the Company is involved in several litigation matters with OEM and other customers, among others, and accrued $866,000 in the first quarter of 1999 in relation to several of these matters. As of April 2, 2000, the Company has made payments of $250,000 relating to settlement of these lawsuits.

FDA Regulation

The Company is subject to periodic inspections by the Food and Drug Administration, whose primary purpose is to audit the Company's compliance with Quality System Regulations, which include testing, quality control and documentation procedures. In March 1995, the Company's Denver facility received a Warning Letter from the FDA concerning documentation and other deficiencies. The Company rectified these deficiencies and resolved the matter with the FDA in June 1995. In December 1996, following an inspection of the Denver facility, the FDA issued Inspectional Observations Form 483 and a subsequent Warning Letter regarding manufacturing practices. As required, the Company responded as to planned corrective actions and obtained a favorable third-party certification of manufacturing and quality systems. In October 1998, following a subsequent inspection, the FDA issued a Form 483 regarding possible deficiencies in manufacturing, quality, and documentation practices. The Company submitted its response to the Form 483 and is instituting corrective actions. The Company continues to implement corrective actions and anticipates that an inspection of the Denver facility by the FDA will take place in the near future. The recent issuance of another Form 483 increases the possibility that one or more of the sanctions described below could be imposed.

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

Results of Operations, Excluding Restructuring Charge and Other One-Time Items

The Company's results of operations on a normalized basis for the three months ended April 2, 2000 and April 4, 1999, respectively, are as follows (in thousands):

d
                                                                            Increase (Decrease)
                                                         ---------------------------------------------------------
                                                                         Gross         Operating        Net Income
                                                         Revenues        Profit        Expenses           (Loss)
                                                         --------        ------        ---------        ----------
Three Months Ended April 2, 2000:
   Reported results of operations                        $ 13,743        $ 6,190         $5,633           $   351
                                                         ========        =======         ======           =======
Three Months Ended April 4, 1999:
   Reported results of operations                        $ 20,365        $10,864         $7,113           $ 3,350
   Sale of manufacturing license (1)                       (6,200)        (5,800)            --            (5,800)
   Accruals for contractual issues (2)                         --             --           (886)              886
                                                         --------        -------         ------           -------
   Normalized results of operations                      $ 14,165        $ 5,064         $6,227           $(1,564)
                                                         ========        =======         ======           =======

(1) During the first quarter of 1999, the Company sold to G. E. Medical Systems a non-exclusive right to manufacture the Tilt-C system, in exchange for 826,666 shares of Series D Convertible Preferred Stock previously owned by
     G. E. Medical Systems. See Note 5 to Notes to Consolidated Financial Statements.

(2) Based upon legal activities occurring during the first quarter of 1999, the Company concluded that it was probable that the Company would incur settlement costs to resolve contractual issues with respect to two product installations.

The remainder of Management's Discussion and Analysis of Results of Operations will be based on results of operations for the three months ended April 2, 2000 and normalized results of operations for the three months ended April 4, 1999.

Results of Operations

Overview. First quarter 2000 revenues and net income were $13,743,000 and $351,000, respectively, as compared to normalized revenues of $14,165,000 and a normalized net loss of $1,564,000 for the first quarter of 1999. The normalized revenues and net loss for the first quarter of 1999 exclude the sale of a technology license to GE Medical resulting in $6.2 million of revenue and $5.8 million of income. The revenue decrease reflected the planned reductions in OEM product shipments, offset by increased shipments within our mammography business unit and increased service revenues. Gross margin as a percentage of revenues increased from 35.8% in the first quarter of 1999 to 45.0% in the first quarter of 2000, primarily due to three factors: (1) efficiencies derived from our corporate right-sizing and reorganization, as well as the implementation of a flattened manufacturing process, (2) a continued shift towards higher margin direct sales versus dealer and OEM sales and (3) an increase in production of higher margin mammography and digital radiology products. Operating expenses were significantly lower in the first quarter of 2000, as compared to the first quarter of 1999 due to lower legal, marketing and headcount expenses. As a result of these factors, the net income increased to $351,000 in the first quarter of 2000 as compared to a normalized net loss of $1,564,000 in the first quarter of 1999.

The following table sets forth the percentage of revenues represented by certain data included in the Company's statements of operations for the periods indicated:

                                                        Three Months Ended
                                                     -------------------------
                                                     April 2,         April 4,
                                                       2000             1999
                                                     --------         --------
     Revenues                                         100.0%           100.0%
     Gross margin                                      45.0             35.8
     Research and development                           7.6             10.0
     Selling, marketing and service                    24.6             24.5
     General and administrative                         8.8              9.4
     Income (loss) from Operations                      4.0             (8.2)
     Provision (benefit) for income taxes               --               --
     Net income (loss)                                  2.6            (11.0)

* Based on normalized results of operations. See "Results of Operations, Excluding Restructuring Charge and Other One-Time Items" on Page 14 of this Form 10-Q.

Revenues. First quarter 2000 revenues were $13,743,000, a 3% decrease from normalized first quarter 1999 revenues of $14,165,000. The decrease reflects planned reductions in OEM products shipments, offset by an increase in mammography product shipments and greater service revenues. The decrease was in the OEM and international dealer sales channels, partly offset by an increase in the U.S. and international direct sales channels.

Gross Profit. For the first quarter of 2000, gross profit expressed a percentage of revenues was 45.0%, as compared to 35.8% for the first quarter of 1999. The increase in gross margin was primarily due to efficiencies derived from our corporate right-sizing and reorganization, the implementation of a flattened manufacturing process, a continued shift towards higher margin direct sales versus dealer and OEM sales and an increase in production of higher margin mammography and digital radiology products.

Research and Development Expenses. Research and development expenses for the first quarter of 2000 and 1999 were $1,041,000 and $1,415,000, respectively, or 7.6% and 10.0%, respectively, of revenues. The decrease in the three month period ended April 2, 2000 as compared to the three month period ended April 4, 1999 was due to reductions in staffing and related engineering expenses.

Selling, Marketing and Service Expenses. Selling, marketing and service expenses for the first quarters of 2000 and 1999 were $3,384,000 and $3,475,000, respectively, or 24.6% and 24.5%, respectively, of revenues. As compared to the same three month period in 1999, selling, marketing and service expenses decreased in the three months ended April 2, 2000 due to reductions in spending, mainly as a result of lower headcount and reduced travel expenses.

General and Administrative Expenses. General and administrative expenses for the normalized first quarters of 2000 and 1999 were $1,208,000 and $1,337,000, respectively, or 8.8% and 9.4%, respectively, of revenues. The reduction was primarily due to high legal costs in the first quarter of 1999 related to the Company's patent infringement lawsuit against Trex Medical Corporation.

Interest Expense/Interest Income. Interest expense for the three months ended April 2, 2000 and April 4, 1999 was $168,000 and $280,000, respectively. Interest income for the first quarters of 2000 and 1999 was $19,000 and $57,000, respectively. The decrease in interest expense, in the three months ended April 2, 2000 as compared to the three month period ended April 4, 1999 is due primarily to lower levels of borrowings under the Company's working capital line of credit, due to increased profitability and cash generated from operations.

Net Income/Loss. The Company's net income for the first quarter of 2000 was $351,000 as compared to the normalized net loss for the first quarter of 1999 of $1,564,000. For the three months ended April 2, 2000, the net income increased relative to the three month period ended April 4, 1999 primarily as the result of an increase in production of higher margin mammography and digital radiology products and efficiencies and cost savings derived from corporate right-sizing and reorganization.

Income Taxes

The Company's estimated effective tax rate for the year ended December 31, 2000 is currently 0%. Accordingly, no income tax benefit or provision has been recorded for the three months ended April 2, 2000. This rate was determined based upon the anticipated 2000 results of operations includable in the domestic consolidated tax return and upon projected net temporary differences between operating results reflected in the financial statements and those required to be reflected in the 2000 domestic consolidated tax return. As of December 31, 1999, the Company had valuation allowances of approximately $10.3 million, reducing net deferred tax assets to $0. The realizability of net deferred tax assets is dependent on the Company's ability to generate future taxable income, and the Company's estimate of realizable deferred tax assets may change in the near future.

No income tax provisions have been recognized for foreign tax jurisdictions and no income tax benefits have been recognized for subsidiary losses outside the domestic consolidated return because they are not expected to reverse in the foreseeable future.

Liquidity and Capital Resources

Net cash provided by operating activities for the three months ended April 2, 2000 was $1.1 million compared to $1.7 million provided by operations in the comparable three month period of 1999. The cash provided by operations was due to a $0.7 million decrease in inventory, a $0.4 million increase in accounts payable and $0.4 million in net income. These favorable effects were offset by a $1.0 million increase in net accounts receivable.

Net cash used in investing activities was $49,000 for the three months ended April 2, 2000, down $0.2 million from the comparable three-month period in 1999. The Company anticipates that the level of spending for capital expenditures in the first quarter of 2000 will continue, although there currently are no material commitments for capital expenditures.

Net cash used in financing activities for the three months ended April 2, 2000 was $0.7 million, principally resulting from the reduction in borrowings under the Company's bank revolving line of credit, made possible by the decreased investment in inventory.

As of April 2, 2000, the Company had $1.2 million in cash and cash equivalents, working capital of $15.8 million, and a $10.0 million bank revolving line of credit facility, which is subject to restrictions as to availability based on eligible receivables and inventory, as defined. As of April 2, 2000, $4.0 million was available under this line. The agreement was secured by the Company's accounts receivable, inventory, and fixed assets and could be called by the lender upon 30 days notice. The agreement was renewable monthly and such renewals were subject to a fee of $5,000 per month. The borrowings under the agreement were subject to interest at one percent over the bank's prime rate of interest, or 10.00%, at April 2, 2000.

On April 13, 2000, the Company entered into a new line of credit facility with a bank for $8.0 million, which replaces the credit facility in place as of April 2, 2000. Under the terms of the agreement, the Company will have available up to $8.0 million of credit subject to borrowing base limitations based on eligible receivables and inventory. Had this credit facility been in place at April 2, 2000, the Company would have had $3.0 million available under this line of credit. The agreement is for a term of three years and is secured by all tangible assets of the Company. Borrowings under the agreement will bear interest at the bank's prime rate, 9.0% at April 2, 2000. The Company will also be subject to certain financial covenants, as defined.

The Company has experienced significant losses in four of the last five years ended December 31, 1999 and has also had negative cash flows from operations in three of those years, resulting in depletion of substantially all of the Company's cash.

The Company has taken actions to improve its liquidity and reduce the level of operating losses. Most notably, the Company has entered into a line of credit with a bank for $8.0 million and has significantly reduced the workforce in the third and fourth quarters of 1999. Management believes the full benefits of the workforce reductions will continue to be seen in 2000.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk:
--------------------------------------------------------------------

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the areas of changes in United States interest rates and changes in foreign currency exchange rates as measured against the United States dollar. These exposures are directly related to its normal operating and funding activities. Historically and as of April 2, 2000, the Company has not used derivative instruments or engaged in hedging activities.

 Interest Rate Risk

The interest payable on the Company's revolving line of credit is variable based on the prime rate and, is therefore, affected by changes in market interest rates. At April 2, 2000, approximately $5.0 million was outstanding with an interest rate of 10.0% (prime plus 1%). The line of credit was cancelable upon 30 days notice by the lender. On April 13, 2000, the Company entered into a three-year line of credit with a bank for $8.0 million, which replaces the line of credit in place at April 2, 2000. Borrowings under the new agreement will bear interest at the bank's prime rate, 9.0% at April 2, 2000. If the interest rate on the Company's line of credit had been 2% higher than the rates in effect for the three month period ended April 2, 2000, the Company would have incurred additional interest expense of approximately $35,000. The Company attempts to manage its interest rate risk by monitoring interest rates that are available under other types of lending instruments and through other lenders.

 Foreign Currency Risk

The Company has wholly owned subsidiaries in Australia, Germany and France. Local assets and liabilities, principally intercompany debt to the parent company, are recorded in local currencies, thereby creating exposures to changes in exchange rates. These changes may positively or negatively affect the Company's operating results. As disclosed in Note 7 to Notes to Consolidated Financial Statements, revenues in foreign currency through all foreign subsidiaries constituted less than 3% of the Company's total revenues for the three month periods ended April 2, 2000 and April 4, 1999. The Company therefore does not believe that foreseeable near-term changes in exchange rates will have in a material effect on future earnings, fair values or cash flows of the Company and has chosen not to enter into foreign currency hedging instruments. There can be no assurance that such an approach will prove to have been successful, especially in the event of a significant and sudden decline in the value of any of the applicable local currencies.

                          PART II.  OTHER INFORMATION


Item 1. Legal Proceedings:
--------------------------

        Not applicable.


Item 2. Changes in Securities and Use of Proceeds:
--------------------------------------------------

        Not applicable.


Item 3. Defaults Upon Senior Securities:
----------------------------------------

        Not applicable.


Item 4. Submission of Matters to a Vote of Security Holders:
------------------------------------------------------------

        Not applicable.


Item 5. Other Information:
--------------------------

        Not applicable.


Item 6. Exhibits and Reports on Form 8-K:
-----------------------------------------

             (a)  Documents filed as part of this report:

             1.   Financial Statements.

                  See pages 3 through 5 of this Form 10-Q.

             2.   Financial Statements Schedules.

                  None

             3.   Exhibits.

                  The following are filed as part of this report:

Exhibit No.                Description
-----------                -----------

   3.1       Certificates of Incorporation of the Company(1)

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

  10.9 Manufacturing and License Agreement, dated as of June 20, 1995, between the Company and GEMS(4)

  10.10 Amendment, dated as of June 20, 1995, to Purchase Agreement, dated as of August 29, 1994, between the Company and GEMS(4)

  10.11 Agreement daged October 10, 1997, between the Company and Ethicon Endo-Surgery, Inc. with Addendum dated January 28, 1998.(5)

  27         Financial Data Schedule(6)

----------

(1) Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 33-41537, as filed with the Securities and Exchange Commission (the "Commission") on July 3, 1991.

(2) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1992, as filed with the Commission.

(3) Incorporated by reference to the Company's Form 10-K for the year December 31, 1994, as filed with the Commission on April 14, 1995.

(4) Incorporated by reference to the Company's Form 8-K, as filed with Commission on July 3, 1995.

(5) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1997, as filed with the Commission on March 31, 1998.

(6)          Filed herewith.

             (b)  Reports on Form 8-K
             ------------------------

                  None

             (c)  Exhibits

             See Item 6(a)(3) of this Form 10-Q.

             (d)  Financial Statement Schedules

                  None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended April 2, 2000 to be signed on its behalf by the undersigned thereunto duly authorized.


                                  FISCHER IMAGING CORPORATION



                                  /s/ LOUIS E. RIVELLI
                                  --------------------
                                  Louis E. Rivelli
                                  President and Chief Operating Officer



May 17, 2000

                                 Exhibit Index
                                 -------------


Exhibit No.                       Description of Exhibit
-----------                       ----------------------
     3.1     Certificate of Incorporation of the Company(1)

     3.2     Bylaws of the Company(1)

     4.1 Amended and Restated Rights Agreement, dated as of November 3, 1994, between the Company and American Securities Transfer, Inc. which includes the Certificate of Designation for the Series C Junior Participating Preferred Stock as Exhibit A and the form of Right Certificate as Right Certificate as Exhibit B(4)

     4.2 Certificate of Designation for the Series D Convertible Preferred Stock(4)

    10.1 Agreement, dated October 5, 1990, between the Company and Dornier Medizintechnik GmbH(1)

    10.2 Purchase Agreement, dated August29, 1994, between the Company and General Electric Company on behalf of GE Medical Systems(4)

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

    10.9 Manufacturing and License Agreement, dated as of June 20, 1995, between the Company and GEMS(4)

   10.10 Amendment, dated as of June 20, 1995, to Purchase Agreement, dated as of August 29, 1994, between the Company and GEMS(4)

   10.11 Agreement dated as of October 10, 1997, between the Company and Ethicon Endo-Surgery, Inc. with Addendum dated January 28, 1998.(5)

      27     Financial Data Schedule(6)

-------------
(1) Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 33-41357, as filed with the Securities and Exchange Commission (the "Commission") in July 3, 1991.

(2) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1992, as filed with the Commission.

(3) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1994, as filed with the Commission.

(4) Incorporated by reference to the Company's Form 8-K, as filed with the Commission on April 14, 1995.

(5) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1997, as filed with the Commission on March 31, 1998.

(6)          Filed herewith.