Form 10-Q
period 2000-07-02
FISCHER IMAGING CORP
filed 2000-08-16
CIK 750901

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For The Quarter Ended July 2, 2000


[__] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing
requirements for the past 90 days.                Yes  X    No ______
                                                      ----


The number of shares of Registrant's Common Stock outstanding as of July 2, 2000 was 7,075,000.

                          FISCHER IMAGING CORPORATION

                               TABLE OF CONTENTS

PART I.        FINANCIAL INFORMATION                                            Page
                                                                                ----

Item 1.     Consolidated Financial Statements

               Consolidated Balance Sheets (unaudited) --
               July 2, 2000 and December 31, 1999                                 3

               Consolidated Statements of Operations (unaudited) --
               Three and six months ended July 2, 2000 and July 4, 1999           4

               Consolidated Statements of Cash Flows (unaudited) --
               Six months ended July 2, 2000 and July 4, 1999                     5

               Notes to Consolidated Financial Statements (unaudited)             6

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                            12

Item 3.     Quantitative and Qualitative Disclosures About Market Risk           19


PART II.  OTHER INFORMATION


Item 1.     Legal Proceedings                                                    20

Item 2.     Changes in Securities and Use of Proceeds                            20

Item 3.     Defaults Upon Senior Securities                                      20

Item 4.     Submission of Matters to a Vote of Security Holders                  20

Item 5.     Other Information                                                    20

Item 6.     Exhibits and Reports on Form 8-K                                     20

                          FISCHER IMAGING CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands except share data)
                                  (Unaudited)

                                                                             July 2,  December 31,
                                                                                2000        1999
                                                                             -------    -------
                                     ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                                   $ 1,119    $ 1,056
 Trade accounts receivable, net of allowance for doubtful
   accounts of approximately $1,844 and $1,741 at July 2, 2000
   and December 31, 1999, respectively                                        14,682     15,897
 Inventories                                                                  14,943     15,064
 Prepaid expenses and other current assets                                       827        912
                                                                             -------    -------
       Total current assets                                                   31,571     32,929
                                                                             -------    -------
PROPERTY AND EQUIPMENT
 Manufacturing equipment                                                       8,192      9,641
 Office equipment and leasehold improvements                                   6,039      5,963
                                                                             -------    -------
                                                                              14,231     15,604
 Less- Accumulated depreciation and amortization                              11,423     11,730
                                                                             -------    -------
       Property and equipment, net                                             2,808      3,874
                                                                             -------    -------
INTANGIBLE ASSETS, net                                                         2,120      2,399
DEFERRED COSTS AND OTHER ASSETS                                                1,583      1,807
                                                                             -------    -------
       TOTAL ASSETS                                                          $38,082    $41,009
                                                                             =======    =======

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES
 Notes payable and current maturities of long-term debt                      $ 4,128    $  6,031
     Trade accounts payable                                                    3,378       3,671
 Accrued salaries and wages                                                    1,763       1,792
 Customer deposits                                                             1,009       1,289
 Accrued warranty and installation costs                                       1,566       1,672
 Deferred service revenue                                                        963       1,156
 Accrued sales, property and other state and local taxes                         578         636
 Other current liabilities                                                     1,528       1,943
                                                                            --------    --------
       Total current liabilities                                              14,913      18,190

LONG-TERM DEBT                                                                   863       1,103
                                                                            --------    --------
       TOTAL LIABILITIES                                                      15,776      19,293
                                                                            --------    --------
STOCKHOLDERS' INVESTMENT
 Common Stock, $.01 par value, 25,000,000 shares authorized,
   7,074,867 and 7,028,855 shares issued and outstanding at
   July 2, 2000 and December 31, 1999, respectively                               71          70
 Preferred Stock, 5,000,000 shares authorized:
   Series C Junior Participating Preferred Stock, $.01 par value,
     500,000 shares authorized, no shares issued and outstanding                  --          --
   Series D Convertible Preferred Stock, $.01 par value, 506,667 shares authorized, issued and outstanding at
     July 2, 2000 and December 31, 1999, respectively;
     liquidation preference of $3.8 million at July 2, 2000
     and December 31, 1999, respectively (Note 5)                                   5           5
 Additional paid-in capital                                                    43,351      43,264
 Accumulated deficit                                                          (20,987)    (21,802)
 Accumulated other comprehensive income (foreign
   currency translation adjustments)                                             (134)        179
                                                                             --------    --------
       TOTAL STOCKHOLDERS' INVESTMENT                                          22,306      21,716
                                                                             --------    --------
       TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                        $ 38,082    $ 41,009
                                                                             ========    ========

  The accompanying notes are an integral part of these financial statements.

                          FISCHER IMAGING CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands except per share data)
                                  (Unaudited)


                                                              Three Months Ended                     Six Months Ended
                                                         ----------------------------          ----------------------------
                                                           July 2,           July 4,              July 2,           July 4,
                                                              2000              1999                 2000              1999
                                                         ---------         ---------            ---------         ---------
REVENUES
      Products and services                              $  11,946         $  16,695            $  25,689         $  30,860
      Sale of manufacturing license (Note 5)                    --                --                   --             6,200
                                                         ---------         ---------            ---------         ---------
      Total                                                 11,946            16,695               25,689            37,060

COST OF SALES
      Products and services                                  5,993            10,748               13,546            19,849
      Sale of manufacturing license                             --                --                   --               400
                                                         ---------         ---------            ---------         ---------
      Total                                                  5,993            10,748               13,546            20,249
                                                         ---------         ---------            ---------         ---------
             Gross profit                                    5,953             5,947               12,143            16,811

OPERATING EXPENSES
      Research and development                                 976             1,663                2,017             3,078
      Selling, marketing and service                         3,316             3,976                6,699             7,451
      General and administrative                             1,105             1,356                2,314             3,579
      Restructuring provision (Note 6)                          --               750                   --               750
                                                         ---------         ---------            ---------         ---------
              Total operating expenses                       5,397             7,745               11,030            14,858
                                                         ---------         ---------            ---------         ---------
                                                                --               750                   --               750
INCOME (LOSS) FROM OPERATIONS                                  556            (1,798)               1,113             1,953

      Interest expense                                        (177)             (129)                (345)             (409)
      Interest income                                           10                12                   30                69
      Other income (expense), net                               76               (46)                  17              (224)
                                                         ---------         ---------            ---------         ---------

INCOME (LOSS) BEFORE INCOME TAXES                              465            (1,961)                 815             1,389
      Provision for income taxes                                --                --                   --                --
                                                         ---------         ---------            ---------         ---------
NET INCOME (LOSS)                                        $     465         $  (1,961)           $     815         $   1,389
                                                         =========         =========            =========         =========

NET INCOME (LOSS) PER SHARE
      Basic                                              $    0.07         $   (0.28)           $    0.12         $    0.20
                                                         =========         =========            =========         =========
      Diluted                                            $    0.06         $   (0.28)           $    0.10         $    0.17
                                                         =========         =========            =========         =========

SHARES USED TO CALCULATE
INCOME (LOSS) PER SHARE
      Basic                                                  7,075             7,029                7,075             7,029
                                                         =========         =========            =========         =========
      Diluted                                                7,781             7,029                7,788             7,944
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

                          FISCHER IMAGING CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                  (Unaudited)

                                                                            Six Months Ended
                                                                     ------------------------------
                                                                          July 2,           July 4,
                                                                            2000              1999
                                                                     ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                        $        815      $      1,389
                                                                     ------------      ------------
   Adjustments to reconcile net income to net cash
   provided by operating activities--
     Noncash sale of manufacturing license                                     --            (6,200)
     Restructuring provision                                                   --               750
     Depreciation                                                             832             1,077
     Amortization of intangible assets                                        279               279
     Provision for doubtful accounts                                          753                20
     Provision for excess and obsolete inventories                            270               453
     Sales and retirements of assets                                          355                --
     Foreign exchange losses                                                    1               187
     Restructuring payments                                                    --              (754)
     Other changes in current assets and liabilities--
       Decrease in trade accounts receivable                                  462                35
       (Increase) Decrease in inventories                                    (149)            3,891
       Decrease in prepaid expenses and other current assets                   85               264
       Decrease in deferred costs and other assets                            224               383
       Decrease in trade accounts payable                                    (293)             (316)
       Decrease in accrued salaries and wages                                 (29)             (153)
       Decrease in customer deposits                                         (280)              (81)
       (Decrease) Increase in accrued warranty and installation costs        (106)              505
       Decrease in deferred service revenue                                  (193)             (324)
       (Decrease) Increase in other current liabilities                      (474)              175
     Other                                                                     --               (50)
                                                                     ------------      ------------
         Total adjustments                                                  1,737               141
                                                                     ------------      ------------
         Net cash provided by operating activities                          2,552             1,530
                                                                     ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                      (121)             (380)
                                                                     ------------      ------------
         Net cash used in investing activities                               (121)             (380)
                                                                     ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from sales of common stock, net                                    88                90
   Net repayments under line of credit agreement                           (1,776)             (965)
   Repayments of long-term debt                                              (367)             (119)
                                                                     ------------      ------------
         Net cash used in financing activities                             (2,055)             (994)
                                                                     ------------      ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                      (313)               24
                                                                     ------------      ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           63               180

CASH AND CASH EQUIVALENTS, beginning of period                              1,056               929
                                                                     ------------      ------------
CASH AND CASH EQUIVALENTS, end of period                             $      1,119      $      1,109
                                                                     ============      ============

                          FISCHER IMAGING CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1)  GENERAL

In management's opinion, the accompanying unaudited consolidated balance sheets and statements of operations and cash flows contain all adjustments, consisting only of normal recurring items, necessary to present fairly the financial position of Fischer Imaging Corporation (the "Company") on July 2, 2000, its results of operations for the three and six months ended July 2, 2000 and July 4, 1999 and its cash flows for the six months ended July 2, 2000 and July 4, 1999. Results of operations and cash flows for the interim periods may not be indicative of the results of operations and cash flows for the full fiscal year.

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

Inventories consisted of the following components (in thousands):

                                                 July 2,     December 31,
                                                  2000           1999
                                                -------        -------
   FIFO cost--
        Raw materials                           $ 7,182        $ 6,878
        Work in process and finished goods        8,068          8,493
   LIFO valuation adjustment                       (307)          (307)
                                                -------        -------
   Inventories, net                             $14,943        $15,064
                                                =======        =======

                          FISCHER IMAGING CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                  (Unaudited)

(3)  NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consisted of the following (in thousands):

                                                         July 2,  December 31,
                                                           2000          1999
                                                        -------       -------

    Borrowing under bank revolving line of credit       $ 4,027       $ 5,803
    Capitalized lease obligations                           145           475
    Other                                                   819           856
                                                        -------       -------
                                                          4,991         7,134
    Less--Current maturities                             (4,128)       (6,031)
                                                        -------       -------
    Long-term debt                                      $   863       $ 1,103
                                                        =======       =======

See "Management's Discussion & Analysis - Liquidity and Capital Resources" for further discussion of the Company's line of credit.

(4)  NET INCOME (LOSS) PER SHARE

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

A reconciliation between the number of securities used to calculate basic and, if dilutive, diluted income per share is as follows (in thousands):

                                                                      Three Months Ended      Six Months Ended
                                                                      ------------------      ----------------
                                                                      July 2,     July 4,     July 2,   July 4,
                                                                       2000        1999        2000      1999
                                                                      -------    -------      -------  -------
Weighted average number of common shares outstanding
(Shares used in Basic Earnings Per Share Computation)  ..............   7,075      7,029        7,075    7,029
                                                                      -------    -------      -------  -------
Shares of convertible preferred stock (as if converted)  ............     507        507          507      915
Effect of stock options (treasury stock method)  ....................     199         --          206      --
                                                                      -------    -------      -------  -------
Shares used in Diluted Earnings Per Share Computation, if dilutive...   7,781      7,536        7,788    7,944
                                                                      =======    =======      =======  =======

For the three and six months ended July 4, 1999 the effects of the convertible preferred stock and stock options were excluded from the calculation of diluted income per share in the accompanying Consolidated Statements of Operations since the result would have been anti-dilutive. As of July 2, 2000 and July 4, 1999, there were, respectively, 1,277,450 and 1,058,925 outstanding options to purchase shares of Common Stock under the Company's current stock option plans.

(5)  SALE OF MANUFACTURING LICENSE

On March 29, 1999, the Company announced and agreement with General Electric Company, on behalf of GE Medical Systems, under which 826,666, or 62%, of the 1,333,333 shares of Convertible Preferred Stock then owned by GE Medical Systems ("GEMS") were exchanged for a non-exclusive right to manufacture the Tilt-C system, which the Company has manufactured for GEMS since 1994. The sale of the manufacturing rights to the Tilt-C system was recorded at fair value, estimated to be $6.2 million. The Company completed its manufacturing for GEMS during the first quarter of 2000.

(6)  RESTRUCTURING PROVISION AND PAYMENTS

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


(7)  COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity of an enterprise other than the change resulting from investments by or distributions to its owners. For the Company, comprehensive income includes only net earnings or loss and foreign currency translation adjustments, as follows:

                                                            Three Months Ended                        Six Months Ended
                                                    ----------------------------------       ----------------------------------
                                                        July 2,              July 4,              July 2,            July 4,
                                                         2000                 1999                 2000               1999
                                                    --------------      --------------       --------------      --------------
Net income (loss)                                   $          465      $       (1,961)      $          815      $        1,389
Foreign currency translation adjustments                      (318)                 73                 (313)                210
                                                    --------------      --------------       --------------      --------------
Comprehensive (loss) income                         $          147      $       (1,888)      $          502      $        1,599
                                                    ==============      ==============       ==============      ==============

                          FISCHER IMAGING CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                  (Unaudited)

(8)  OPERATING AND GEOGRAPHIC SEGMENT INFORMATION

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

                                                    United States
                                          ----------------------------------
                                             Proprietary                        International
                                          -----------------                   ------------------  Internal
                                          Domestic  Export    OEM    Total    Australia   Europe    Sales     Total
                                          --------  -------  -----  --------  ----------  ------  ---------  --------
Three Months Ended July 2, 2000
-------------------------------
  Revenues:
   Product  ............................. $  7,463  $ 1,648  $ 248  $  9,359  $       --  $  278  $    (440) $  9,197
   Service  .............................    2,643       --     --     2,643          55      51         --     2,749
                                          --------  -------  -----  --------  ----------  ------  ---------  --------
                                            10,106    1,648    248    12,002          55     329       (440)   11,946
                                          --------  -------  -----  --------  ----------  ------  ---------  --------
  Costs of sales:
   Product  .............................    4,127      910     11     5,048          --      --       (165)    4,883
   Service  .............................      304       --     --       304          30      20          2       356
                                          --------  -------  -----  --------  ----------  ------  ---------  --------
   Allocated  ...........................    4,431      910     11     5,352          30      20       (163)    5,239
                                          --------  -------  -----
   Unallocated  .........................                                754          --      --         --       754
                                                                    --------  ----------  ------  ---------  --------
                                                                       6,106          30      20       (163)    5,993
                                                                    --------  ----------  ------  ---------  --------
  Gross profit  .........................                              5,896          25     309       (277)    5,953
  Operating expenses.....................                              5,305         117     252       (277)    5,397
                                                                    --------  ----------  ------  ---------  --------
  Income (loss) from operations  ........                                591         (92)     57         --       556
  Interest expense  .....................                               (177)         --      --         --      (177)
  Interest income  ......................                                  5           5      --         --        10
  Other (expense) income, net  ..........                                 88         (28)     16         --        76
                                                                    --------  ----------  ------  ---------  --------
  Net income (loss)  ....................                           $    507  $     (115) $   73  $      --  $    465
                                                                    ========  ==========  ======  =========  ========

Three Months Ended July 4, 1999
-------------------------------
  Revenues:
   Product  ............................. $  8,131  $ 2,542  $ 3,413  $ 14,086  $      --   $  116  $    (180) $ 14,022
   Service  .............................    2,447       --       --     2,447         53      173         --     2,673
                                          --------  -------  -------  --------  ----------  ------  ---------  --------
                                            10,578    2,542    3,413    16,533          53     289       (180)   16,695
                                          --------  -------  -------  --------  ----------  ------  ---------  --------
  Costs of sales:
   Product  .............................    4,339    1,677    2,808     8,824          --      96       (160)    8,760
   Service  .............................      566       --       --       566          20      10        (20)      576
                                          --------  -------  -------  --------  ----------  ------  ---------  --------
   Allocated  ...........................    4,905    1,677    2,808     9,390          20     106       (180)    9,336
                                          --------  -------  -------
   Unallocated  .........................                                1,412          --      --         --     1,412
                                                                      --------  ----------  ------  ---------  --------
                                                                        10,802          20     106       (180)   10,748
                                                                      --------  ----------  ------  ---------  --------
  Gross profit  .........................                                5,731          33     183         --     5,947
  Operating expenses, including
             restructuring provision  ...                                7,639         124     (18)        --     7,745
                                                                      --------  ----------  ------  ---------  --------
  (Loss) income from operations  ........                               (1,908)        (91)    201         --    (1,798)
  Interest expense  .....................                                  (75)         --     (54)        --      (129)
  Interest income  ......................                                   10           2      --         --        12
  Other expense, net  ...................                                   (6)        120    (160)        --       (46)
  Income taxes  .........................                                   --          --      --         --        --
                                                                      --------  ----------  ------  ---------  --------
  Net (loss) income  ....................                             $ (1,979) $       31  $  (13) $      --  $ (1,961)
                                                                      ========  ==========  ======  =========  ========

                          FISCHER IMAGING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                  (Unaudited)

                                                      United States
                                          -------------------------------------
                                             Proprietary                            International
                                          -----------------                      -------------------  Internal
                                          Domestic  Export     OEM      Total    Australia   Europe     Sales      Total
                                          --------  -------  -------  ---------  ----------  -------  ---------  ---------
Six Months Ended July 2, 2000
-----------------------------
  Revenues:
   Product  .............................. $14,247   $4,636   $1,300   $20,183      $   --   $  533      $(712)   $20,004
   Service  ..............................   5,468       --       --     5,468         114      103         --      5,685
                                           -------  -------  -------   -------      ------   ------      -----    -------
                                            19,715    4,636    1,300    25,651         114      636       (712)    25,689
                                           -------  -------  -------   -------      ------   ------      -----    -------
  Costs of sales:
   Product  ..............................   7,652    2,503      635    10,790          --       --       (175)    10,615
   Service  ..............................     706       --       --       706          42       29         (5)       772
                                           -------  -------  -------   -------      ------   ------      -----    -------
   Allocated  ............................   8,358    2,503      635    11,496          42       29       (180)    11,387
                                           -------  -------  -------   -------
   Unallocated  ..........................                               2,159          --       --         --      2,159
                                                                       -------      ------   ------      -----    -------
                                                                        13,655          42       29       (180)    13,546
                                                                       -------      ------   ------      -----    -------
  Gross profit  ..........................                              11,996          72      607       (532)    12,143
  Operating expenses......................                              10,865         200      497       (532)    11,030
                                                                       -------      ------   ------      -----    -------
  Income (loss) from operations  .........                               1,131        (128)     110         --      1,113
  Interest expense  ......................                                (343)         --       (2)        --       (345)
  Interest income  .......................                                  21           9       --         --         30
  Other (expense) income, net  ...........                                 226        (221)      12         --         17
                                                                       -------      ------   ------               -------
  Net income (loss)  .....................                             $ 1,035      $ (340)  $  120      $  --    $   815
                                                                       =======      ======   ======      =====    =======
       Other information:
              Identifiable assets.........                             $35,978      $1,100   $1,004               $38,082
              Capital expenditures........                                 121          --       --               $   121
              Depreciation................                                 832          --       --               $   832
              Amortization................                                 279          --       --               $   279

Six Months Ended July 4, 1999
-----------------------------
Revenues:
    Product  ............................. $13,971   $6,226   $5,638   $25,835   $  21    $ 231    $(354)   $25,733
    Service  .............................   4,716       --       --     4,716      92      319       --      5,127
    Sale of manufacturing license  .......   6,200       --       --     6,200      --       --       --      6,200
                                           -------  -------  -------   -------   -----    -----    -----    -------
                                            24,887    6,226    5,638    36,751     113      550     (354)    37,060
                                           -------  -------  -------   -------   -----    -----    -----    -------
  Costs of sales:
    Product  .............................   7,404    4,333    3,964    15,701      13      159     (278)    15,595
    Service  .............................   1,122       --       --     1,122      44       30      (76)     1,120
    Sale of manufacturing license  .......     400       --       --       400      --       --       --        400
                                           -------  -------  -------   -------   -----    -----    -----    -------
    Allocated  ...........................   8,926    4,333    3,964    17,223      57      189     (354)    17,115
                                           -------  -------  -------
    Unallocated  .........................                               3,134      --       --       --      3,134
                                                                       -------   -----    -----    -----    -------
                                                                        20,357      57      189     (354)    20,249
                                                                       -------   -----    -----    -----    -------
  Gross profit  ..........................                              16,394      56      361       --     16,811
  Operating expenses, including
      restructuring provision  ...........                              14,578     216       64       --     14,858
                                                                       -------   -----    -----    -----    -------
  Income (loss) from operations  .........                               1,816    (160)     297       --      1,953
  Interest expense  ......................                                (304)     --     (105)      --       (409)
  Interest income  .......................                                  66       3       --       --         69
  Other expense, net  ....................                                 (31)    199     (392)      --       (224)
  Income taxes  ..........................                                  --      --       --       --         --
                                                                       -------   -----    -----    -----    -------
  Net income (loss)   ....................                             $ 1,547   $  42    $(200)   $  --    $ 1,389
                                                                       =======   =====    =====    =====    =======
  Other information:
    Identifiable assets  .................                             $43,171   $ 996    $ 610             $44,777
    Capital expenditures  ................                                 380      --       --                 380
    Depreciation  ........................                               1,064      13       --               1,077
    Amortization..........................                                 279      --       --                 279

Internal sales from the United States to Australia and Europe are recorded on the basis of transfer pricing established by the Company. International sales to OEM customers are managed and, therefore, reported as part of OEM business results.

(9)  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

Staff Accounting Bulletin No. 101. In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, "Revenue Recognition." SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in financial statements. The accounting impact of SAB 101 is required to be determined no later than the Company's fourth fiscal quarter of 2000. If the Company determines that its revenue recognition policies must change to be in compliance with SAB 101, the implementation of SAB 101 will require the Company to restate its previously reported quarterly results for 2000 to reflect a cumulative effect of change in accounting principle as if SAB 101 had been implemented on January 1, 2000. The Company is currently reviewing SAB 101 to determine what impact, if any, the adoption of SAB 101 will have on its financial position and results of operations.

FIN No. 44. In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN No. 44"). The Interpretation clarifies the application of APB No. 25 for certain issues related to equity based instruments issued to employees. FIN No. 44 is effective on July 1, 2000, except for certain transactions, and will be applied on a prospective basis. The implementation of FIN No. 44 did not have a significant impact on the Company's financial statements.

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

(5)  and in this Form 10-Q under the "Overview," section of MD&A and elsewhere.


Overview

Risk of Operating Losses


The Company designs, manufactures and markets specialty and general purpose medical imaging systems for the diagnosis and treatment of disease. The Company's newer products are directed towards medical specialties, such as diagnosing and treating breast cancer, heart disease and vascular disease, in which image-guided, minimally invasive therapies are replacing open surgical procedures.

The Company has experienced annual losses from operations for four of the past five fiscal years. Significant factors giving rise to these losses include: costs associated with excessive manufacturing capacity; intense competition for some of the Company's products; declining margins and demand for OEM products; and a general slowdown in capital expenditures by hospitals. The Company has taken significant steps to reduce costs and improve sales, including:

 . entering into distribution partnerships in 1997 and 1998 with Ethicon
  Endo-Surgery for the marketing and sale of Mammotest breast biopsy systems in the United States and in Europe;
 . entering into a strategic alliance with Analogic Corporation for the marketing and sale of digital radiography products under Kodak's name and distribution system;
 . closure of the Company's Addison, Illinois manufacturing facility;
 . a workforce reduction of approximately 20% in the third and fourth quarters of
  1999; and
 . other actions to reduce operating expenses and manufacturing costs.

As a result, the Company has reported net income for the three and six month periods ended July 2, 2000. Sustained return to profitability will depend on many factors, including:

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


The Company expects continued fluctuations in quarterly and annual revenues, operating results and net income, depending on factors such as:

 . delays in the development projects;
 . the timing of large system product orders;
 . new product introductions or marketing initiatives by the Company or its competitors;
 . the effects of managed healthcare on capital expenditures and reimbursement; . increases in marketing, research, and other costs in relation to sales;

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

Over the past several years, the Company has attempted to expand its international sales and marketing efforts. The Company's exposure to foreign currency and other international business risk may increase as its international business grows. The Company attempts to minimize these risks by: (1) generally requiring payments in U.S. dollars; (2) using letters of credit; and (3) requiring advance deposits and through other means. There can be no assurance, however, that international sales efforts will be successful or that associated risks can be minimized.

In November 1999, Kodak announced that Analogic Corp., in conjunction with the Company and Direct Radiography Corp., would build digital radiography products for Kodak. In February 2000, Analogic provided a $5.4 million purchase order for more than 50 systems. The Company delivered ten systems under this purchase order during the first six months of 2000. While the Company, Kodak and Analogic continue to work together to deliver these systems, there is no formal agreement between the companies at this time. The Company is currently negotiating an agreement with the companies and believes that such an agreement will be reached in the near future.

The Company is also a party to litigation from time to time, as both plaintiff and defendant. As plaintiff, the Company is pursuing a substantial patent infringement case and certain other matters. As defendant, the Company is involved in several litigation matters with OEM and other customers, among others, and accrued $866,000 in the first quarter of 1999 in relation to several of these matters. As of July 2, 2000, the Company has made payments of $337,000 relating to settlement of these lawsuits.

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

Failure to satisfy FDA requirements can result in: (1) the Company's inability to receive awards of federal government contracts; (2) an inability to receive new marketing or export clearances; or (3) FDA enforcement actions including, among other things, product seizure, injunction, and/or criminal or civil proceedings which could be initiated without further notice. Although the Company believes it has instituted policies and procedures allowing it to operate within FDA requirements, however, there can be no assurance that deficiencies can be corrected or that the Company can satisfy future FDA compliance concerns. Sanctions resulting from FDA compliance reviews or related delays in product clearances could have a material adverse effect on the Company.

Results of Operations, Excluding Restructuring Charge and Other One-Time Items

The Company's results of operations on a normalized basis for the three and six months ended July 2, 2000 and July 4, 1999, respectively, are as follows (in thousands):

                                                             Increase (Decrease)
                                               --------------------------------------------------
                                                             Gross       Operating     Net Income
                                               Revenues      Profit      Expenses        (Loss)
                                               --------     --------     ---------     ----------
   Three Months Ended July 2, 2000:
      Reported results of operations           $ 11,946     $  5,953      $  5,397      $    465
                                               ========     ========      ========      ========
   Three Months Ended July 4, 1999:
      Reported results of operations           $ 16,695     $  5,947      $  7,745      $ (1,961)
      Restructuring provision (1)                    --           --          (750)          750
                                               --------     --------      --------      --------
      Normalized results of operations         $ 16,695     $  5,947      $  6,995      $ (1,211)
                                               ========     ========      ========      ========

   Six Months Ended July 2, 2000:
      Reported results of operations           $ 25,689     $ 12,143      $ 11,030      $    815
                                               ========     ========      ========      ========
   Six Months Ended July 4, 1999:
      Reported results of operations           $ 37,060     $ 16,811      $ 14,858      $  1,389
      Restructuring provision (1)                    --           --          (750)          750
      Sale of manufacturing license (2)          (6,200)      (5,800)           --        (5,800)
      Accruals for contractual issues (3)            --           --          (886)          886
                                               --------     --------      --------      --------
      Normalized results of operations         $ 30,860     $ 11,011      $ 13,222      $ (2,775)
                                               ========     ========      ========      ========

(1) During the second quarter of 1999, the Company decided to discontinue a product line previously produced in its Addison, Illinois manufacturing facility and recorded an additional facility closing charge of $750,000, primarily for related product acceptance issues. See Note 6 to these unaudited consolidated financial statements.

(2) During the first quarter of 1999, the company sold to G. E. Medical Systems a non-exclusive right to manufacture the Tilt-C system, in exchange for 826,666 shares of Series D Convertible Preferred Stock previously owned by
    G. E. Medical Systems. See Note 5 to Notes to Consolidated Financial Statements.

(3) Based upon legal activities occurring during the first quarter of 1999, management concluded that it was probable that the Company will incur settlement costs to resolve contractual issues with respect to two product installations.

The remainder of Management's Discussion and Analysis of Results of Operations will be based on results of operations for the six months ended July 2, 2000 and normalized results of operations for the six months ended July 4, 1999.

Results of Operations

Overview. Second quarter 2000 revenues and net income were $11,946,000 and $465,000, respectively, as compared to revenues of $16,695,000 and a normalized net loss of $1,211,000 for the second quarter of 1999. The revenue decrease reflected primarily the planned reductions in OEM product shipments. Gross margin as a percentage of revenues increased from 35.6% in the second quarter of 1999 to 49.8% in the second quarter of 2000, primarily due to three factors: (1) efficiencies derived from our corporate right-sizing and reorganization, as well as the implementation of a flattened manufacturing process, (2) a continued shift towards higher margin direct sales versus dealer and OEM sales and (3) an increase in production of higher margin mammography and digital radiology products. Operating expenses were significantly lower in the second quarter of 2000, as compared to the second quarter of 1999 due to lower legal, marketing and headcount expenses. As a result of these factors, the net income increased to $465,000 in the second quarter of 2000 as compared to a normalized net loss of $1,211,000 in the second quarter of 1999.

The following table sets forth the percentage of revenues represented by certain data included in the Company's statements of operations for the periods indicated:

                                                    Three Months Ended                       Six Months Ended
                                            ---------------------------------      ------------------------------------
                                                July 2,            July 4,              July 2,              July 4,
                                                 2000               1999*                2000                 1999*
                                            ------------      ---------------      ---------------      ---------------
     Revenues                                      100.0%               100.0%               100.0%               100.0%
     Gross margin                                   49.8                 35.6                 47.3                 35.7
     Research and development                        8.2                 10.0                  7.9                 10.0
     Selling, marketing and service                 27.8                 23.8                 26.1                 24.1
     General and administrative                      9.3                  8.1                  9.0                  8.7
     Income (Loss) from Operations                   4.7                 (6.3)                 4.3                 (7.2)
     Benefit for income taxes                      -----                -----                -----                -----
     Net income (loss)                               3.9                 (7.3)                 3.2                 (9.0)

* Based on normalized results of operations. See "Results of Operations, Excluding Restructuring Charge and Other One-Time Items" on Page 16 of this Form 10-Q.

Revenues. Second quarter 2000 revenues were $11,946,000, a 28% decrease from second quarter 1999 revenues of $16,695,000. The decrease reflects planned reductions in OEM product shipments. OEM shipments decreased from $3,413,000 in the second quarter of fiscal 1999 to $248,000 in the second quarter of fiscal 2000. There was also a decrease in the domestic, and export sales channels, partly offset by an increase in the international direct sales channels.

For the six months ended July 2, 2000, revenues were $25,689,000, or about 17% lower than normalized revenues of $30,860,000 for the six months ended July 4, 1999. This decrease reflected decreases in OEM and electrophysiology, partly offset by an increase in mammography, service, and general radiography revenues. The decrease in product sales were in the international dealer and OEM channels of distribution, partly offset by increase in international direct, U. S. direct, dealer and service channels.

Gross Profit.   For the second quarter of 2000, gross profit expressed as a percentage of revenues was 49.8%, as compared to 35.6% for the second quarter of 1999. For the six months ended July 2, 2000, gross profit as a percentage of revenues was 47.3%, as compared to normalized gross profit of 35.7% for the six months ended July 4, 1999. The increase in gross profit was primarily due to efficiencies derived from our corporate right-sizing and reorganization, the implementation of a flattened manufacturing process, a continued shift towards higher margin direct sales versus dealer and OEM sales and an increase in production of higher margin mammography and digital radiology products.

Research and Development Expenses. Research and development expenses for the second quarters of 2000 and 1999 were $976,000 and $1,663,000, respectively, or 8.2% and 10.0% of revenues, respectively. For the six months ended July 2, 2000 and July 4, 1999, research and development expenses were $2,017,000 and $3,078,000, respectively, or 7.9% and 10.0%, respectively, of revenues. The decrease in the three and six month periods ended July 2, 2000 and July 4, 1999 reflect reductions in staffing and related engineering expenses. Although the Company continues to aggressively pursue new product development, it has significantly reduced its customization of existing products and has delivered a more standard product to its customers. This has driven the reduction in engineering staffing and costs.

Selling, Marketing and Service Expenses. Selling, marketing and service expenses for the second quarters of 2000 and 1999 were $3,316,000 and $3,976,000, respectively, or 27.8% and 23.8%, respectively, of revenues. For the six months ended July 2, 2000 and July 4, 1999, selling, marketing and service expenses were $6,699,000 and $7,451,000, respectively, or 26.1% and 24.1%, respectively, of revenues. As compared to the same three and six month period in 1999, selling, marketing and service expenses decreased as a result of lower headcount, reduced commissions and reduced travel expenses.

General and Administrative Expenses. General and administrative expenses for the second quarters of 2000 and 1999 were $1,105,000 and $1,356,000, respectively, or 9.2% and 8.1%, respectively, of revenue. For the six months ended July 2, 2000 and July 4, 1999, general and administrative expenses were $2,314,000, and $2,693,000, respectively, or 9.0% and 8.7% of revenues, respectively. For both the three and six month periods, the reduction was primarily due to high legal costs in the first quarter of 1999 related to the Company's patent infringement lawsuit against Trex Medical Corporation as well as the reduction in headcount of certain general and administrative staff.

Interest Expense / Interest Income. Interest expense for the three months ended July 2, 2000 and July 4, 1999 was $177,000 and $129,000, respectively and, for the six month periods then ended was $345,000 and $409,000, respectively. Interest income for the second quarters of 2000 and 1999 was $10,000 and $12,000, respectively and, for the six months ended July 2, 2000 and July 4, 1999 was $30,000 and $69,000, respectively. The increase in interest expense, in the three and six months ended July 2, 2000 as compared to the three and six months ended July 4, 1999 is due primarily to higher levels of borrowings under the Company's working capital line of credit during the second quarter ending July 2, 2000.

Net Income/Loss. The Company's net income for the second quarter of 2000 was $465,000 as compared to a normalized net loss for the second quarter of 1999 of $1,211,000. For the six months ended July 2, 2000, the Company's net income was $815,000 as compared to a $2,775,000 normalized net loss for the six months ended July 4, 1999. For the three and six months ended July 2, 2000, net income increased relative to the three and six months ended July 4, 1999 primarily as the result of an increase in production of higher margin mammography and digital radiology products and efficiencies and cost savings derived from corporate right-sizing and reorganization.

Income Taxes

The Company's estimated effective tax rate for the year ended December 31, 2000 is currently 0%. Accordingly, no income tax benefit or provision has been recorded for the three or six month periods ended July 2, 2000. This rate was determined based upon the anticipated 2000 results of operations includable in the domestic consolidated tax return and upon projected net temporary differences between operating results reflected in the financial statements and those required to be reflected in the 2000 domestic consolidated tax return. As of December 31, 1999, the Company had valuation allowances of approximately $10.3 million, reducing net deferred tax assets to $0. The realizability of net deferred tax assets is dependent on the Company's ability to generate future taxable income, and the Company's estimate of realizable deferred tax assets may change in the near future.

No income tax provisions have been recognized for foreign tax jurisdictions and no income tax benefits have been recognized for subsidiary losses outside the domestic consolidated return because they are not expected to reverse in the foreseeable future.

Liquidity and Capital Resources

Net cash provided by operating activities for the six months ended July 2, 2000 was $2.6 million compared to $1.5 million provided by operations in the comparable six-month period of 1999. The change in cash provided by operations was due primarily to net income of $815,000 increased by non-cash expenses of approximately $1.9 million offset by changes in working capital of approximately $752,000.

Net cash used in investing activities was $121,000 for the six months ended July 2, 2000, down $159,000 from the comparable six-month period in 1999. The Company anticipates that the level of spending for capital expenditures in the second quarter of 2000 will continue, although there currently are no material commitments for capital expenditures.

Net cash used in financing activities for the six months ended July 2, 2000 was $2.1 million, principally resulting from the reduction in borrowings under the Company's bank revolving line of credit, made possible by the decrease in accounts receivable and improved profitability discussed above.

As of July 2, 2000, the Company had $1.1 million in cash and cash equivalents, working capital of $16.7 million, and a $8.0 million bank revolving line of credit facility, which is subject to restrictions as to availability based on eligible receivables and inventory, as defined. As of July 2, 2000, $3.9 million was available under this line. The agreement is secured by the Company's tangible assets and is for a term of three years. The borrowings under the agreement are subject to interest at the bank's prime rate of interest, 9.5%, at July 2, 2000.

The Company has experienced significant losses in four of the last five years ended December 31, 1999 and has also had negative cash flows from operations in three of those years. The Company has taken actions to improve its liquidity and reduce the level of operating losses. Most notably, the Company has entered into a line of credit with a bank for $8.0 million and has significantly reduced the workforce in the third and fourth quarters of 1999. These efforts have resulted in a return to profitability and management believes the benefits of the workforce reductions will continue to be seen in the remainder of fiscal 2000.

The company believes its current cash and cash equivalent balances, its available borrowings under the line of credit, and cash generated from operations will be sufficient to satisfy its liquidity needs for the remainder of 2000. The company may need to obtain additional debt or equity financing to fund its long-term growth needs.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk:
--------------------------------------------------------------------

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the areas of changes in United States interest rates and changes in foreign currency exchange rates as measured against the United States dollar. These exposures are directly related to its normal operating and funding activities. Historically and as of July 2, 2000, the Company has not used derivative instruments or engaged in hedging activities.

Interest Rate Risk

The interest payable on the Company's revolving line of credit is variable based on the prime rate and, is therefore, affected by changes in market interest rates. At July 2, 2000, approximately $4.1 million was outstanding with an interest rate of 9.5% (prime). The Company attempts to manage its interest rate risk by aggressively reducing its borrowings with cash generated from operations.

Foreign Currency Risk

The Company has wholly owned subsidiaries in Australia, Germany and France. Local assets and liabilities, principally intercompany debt to the parent company, are recorded in local currencies, thereby creating exposures to changes in exchange rates. These changes may positively or negatively affect the Company's operating results. As disclosed in Note 8 to Notes to Consolidated Financial Statements, revenues in foreign currency through all foreign subsidiaries constituted less than 3% of the Company's total revenues for the six month periods ended July 2, 2000 and July 4, 1999. The Company therefore does not believe that foreseeable near-term changes in exchange rates will have in a material effect on future earnings, fair values or cash flows of the Company and has chosen not to enter into foreign currency hedging instruments. There can be no assurance that such an approach will prove to have been successful, especially in the event of a significant and sudden decline in the value of any of the applicable local currencies.

                          PART II.  OTHER INFORMATION

Item 1. Legal Proceedings:
---------------------------

  Not applicable.

Item 2. Changes in Securities and Use of Proceeds:
---------------------------------------------------

  Not applicable.

Item 3. Defaults Upon Senior Securities:
-----------------------------------------

  Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders:
-------------------------------------------------------------

  Not applicable.

Item 5. Other Information:
---------------------------

  Not applicable.

Item 6. Exhibits and Reports on Form 8-K:
-----------------------------------------

        (a) Documents filed as part of this report:

        1.   Financial Statements.

               See pages 3 through 5 of this Form 10-Q.

        2.   Financial Statement Schedules.

               None

        3.   Exhibits.
               The following are filed as part of this report:


Exhibit   -----------------------------------------------------------------------------------------------------
 Number                                          Description of Exhibit
--------  -----------------------------------------------------------------------------------------------------
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

10.9 Manufacturing and License Agreement, dated as of June 20, 1995, between the Company and GEMS(4)

10.10 Amendment, dated as of June 20, 1995, to Purchase Agreement, dated as of August 29, 1994, between the Company and GEMS(4)

10.11 Agreement dated October 10, 1997, between the Company and Ethicon Endo-Surgery, Inc. with Addendum dated January 28, 1998.(5)

27        Financial Data Schedule(6)

----------------
(1) Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 33-41537, as filed with the Securities and Exchange Commission (the "Commission") on July 3, 1991.

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

(6)       Filed herewith.

          (b) Reports on Form 8-K

              None

          (c) Exhibits

          See Item 6(a)(3) of this Form 10-Q.

          (d) Financial Statement Schedules

              None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended July 2, 2000 to be signed on its behalf by the undersigned thereunto duly authorized.

                            FISCHER IMAGING CORPORATION



                            /s/ LOUIS E. RIVELLI
                            --------------------
                            Louis E. Rivelli
                            President and Chief Operating Officer



August 16, 2000