Form 10-Q
period 2000-10-01
FISCHER IMAGING CORP
filed 2000-11-15
CIK 750901

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For The Quarter Ended October 1, 2000


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


Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing
requirements for the past 90 days.                Yes   X    No _____
                                                      -----


The number of shares of Registrants's Common Stock outstanding as of October 1, 2000 was 8,074,867.

                          FISCHER IMAGING CORPORATION

                               TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION                                             Page
                                                                            ----


Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets --  (unaudited)
          October 1, 2000 and December 31, 1999                               3

          Consolidated Statements of Operations-- (unaudited)
          Three and Nine months ended October 1, 2000 and October 3, 1999     4

          Consolidated Statements of Cash Flows-- (unaudited)
          Nine months ended October 1, 2000 and October 3, 1999               5

          Notes to Consolidated Financial Statements (unaudited)              6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         18



PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                  20
Item 2.   Changes in Securities and Use of Proceeds                          20
Item 3.   Defaults Upon Senior Securities                                    20
Item 4.   Submission of Matters to Vote of Security Holders                  20
Item 5.   Other Information                                                  20
Item 6.   Exhibits and Reports on Form 8-K                                   20

                          FISCHER IMAGING CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands except share data)
                                  (Unaudited)

                                                                         October 1,      December 31,
                                                                            2000            1999
                                                                        ------------    ------------
                               ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                             $      1,324    $      1,056
  Trade accounts receivable, net of allowance for doubtful
    accounts of approximately $929 and $1,741 at October 1, 2000
    and December 31, 1999, respectively                                       12,945          15,897
  Inventories                                                                 18,186          15,064
  Prepaid expenses and other current assets                                      956             912
                                                                        ------------    ------------
        Total current assets                                                  33,411          32,929
                                                                        ------------    ------------
PROPERTY AND EQUIPMENT
  Manufacturing equipment                                                      8,051           9,641
  Office equipment and leasehold improvements                                  5,876           5,963
                                                                        ------------    ------------
                                                                              13,927          15,604
  Less- Accumulated depreciation and amortization                             11,421          11,730
                                                                        ------------    ------------
        Property and equipment, net                                            2,506           3,874
                                                                        ------------    ------------
INTANGIBLE ASSETS, net                                                         1,980           2,399
DEFERRED COSTS AND OTHER ASSETS                                                1,483           1,807
                                                                        ------------    ------------
        TOTAL ASSETS                                                    $     39,380    $     41,009
                                                                        ============    ============

            LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES
  Notes payable and current maturities of long-term debt                $         98    $      6,031
  Trade accounts payable                                                       5,120           3,671
  Accrued salaries and wages                                                   1,385           1,792
  Customer deposits                                                            1,210           1,289
  Accrued warranty and installation costs                                      1,496           1,672
  Deferred service revenue                                                       814           1,156
  Other current liabilities                                                    1,626           2,579
                                                                        ------------    ------------
        Total current liabilities                                             11,749          18,190

LONG-TERM DEBT                                                                   833           1,103

        TOTAL LIABILITIES                                                     12,582          19,293
                                                                        ------------    ------------
STOCKHOLDERS' INVESTMENT
  Common Stock, $.01 par value, 25,000,000 shares authorized,
    8,074,867 and 7,028,855 shares issued and outstanding at
    October 1, 2000 and December 31, 1999, respectively                           81              70
  Preferred Stock, 5,000,000 shares authorized:
    Series C Junior Participating Preferred Stock, $.01 par value,
      500,000 shares authorized, no shares issued and outstanding                 --              --
    Series D Convertible Preferred Stock, $.01 par value, 506,667 shares authorized, issued and outstanding at October 1, 2000 and December 31, 1999, respectively; liquidation preference of $3.8 million at October 1, 2000 and
      December 31, 1999, respectively (Note 6)                                     5               5
  Additional paid-in capital                                                  47,366          43,264
  Accumulated deficit                                                        (20,572)        (21,802)
  Accumulated other comprehensive income (foreign
    currency translation adjustments)                                            (82)            179
                                                                        ------------    ------------
        TOTAL STOCKHOLDERS' INVESTMENT                                        26,798          21,716
                                                                        ------------    ------------
        TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                  $     39,380    $     41,009
                                                                        ============    ============

  The accompanying notes are an integral part of these financial statements.

                          FISCHER IMAGING CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in thousands except per share data)
                                  (Unaudited)


                                                    Three Months Ended              Nine Months Ended
                                                --------------------------      --------------------------
                                                October 1,      October 3,      October 1,      October 3,
                                                   2000            1999            2000            1999
                                                ----------      ----------      ----------      ----------
REVENUES
  Products and services                         $   11,767      $   12,692      $   37,456      $   43,552
  Sale of manufacturing license (Note 6)                --              --              --           6,200
                                                ----------      ----------      ----------      ----------
  Total                                             11,767          12,692          37,456          49,752


COST OF SALES
  Products and services                              5,743           7,779          19,289          27,628
  Sale of manufacturing license                         --              --              --             400
                                                ----------      ----------      ----------      ----------
  Total                                              5,743           7,779          19,289          28,028
                                                ----------      ----------      ----------      ----------
      Gross profit                                   6,024           4,913          18,167          21,724


OPERATING EXPENSES
  Research and development                           1,000           1,493           3,017           4,570
  Selling, marketing and service                     3,300           3,928          10,000          11,378
  General and administrative                         1,192           1,284           3,505           4,863
  Restructuring provision (Note 8)                      --              --              --             750
                                                ----------      ----------      ----------      ----------
      Total operating expenses                       5,492           6,705          16,522          21,561
                                                ----------      ----------      ----------      ----------

INCOME (LOSS) FROM OPERATIONS                          532          (1,792)          1,645             163

  Interest expense                                     (80)           (159)           (426)           (569)
  Interest income                                        7               3              37              72
  Other (expense) income, net                          (45)           (183)            (26)           (407)
                                                ----------      ----------      ----------      ----------

INCOME (LOSS) BEFORE INCOME TAXES                      414          (2,131)          1,230            (741)
  Benefit for income taxes                              --              --              --              --
                                                ----------      ----------      ----------      ----------
NET INCOME (LOSS)                               $      414      $   (2,131)     $    1,230      $     (741)
                                                ==========      ==========      ==========      ==========

NET INCOME (LOSS) PER SHARE
  Basic                                         $     0.06      $    (0.30)     $     0.17      $    (0.11)
                                                ==========      ==========      ==========      ==========
  Diluted                                       $     0.05      $    (0.30)     $     0.15      $    (0.11)
                                                ==========      ==========      ==========      ==========

SHARES USED TO CALCULATE
INCOME (LOSS) PER SHARE
  Basic                                              7,433           7,029           7,196           7,029
                                                ==========      ==========      ==========      ==========
  Diluted                                            8,169           7,029           7,981           7,029
                                                ==========      ==========      ==========      ==========


  The accompanying notes are an integral part of these financial statements.

                          FISCHER IMAGING CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)
                                  (Unaudited)

                                                                                    Nine Months Ended
                                                                                --------------------------
                                                                                October 1,      October 3,
                                                                                   2000            1999
                                                                                ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings/loss                                                             $    1,230      $     (741)
                                                                                ----------      ----------
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities--
    Noncash sale of manufacturing license                                               --          (6,200)
    Depreciation and amortization                                                    1,268           1,617
    Amortization of intangible assets                                                  419             419
    Provision for doubtful accounts                                                  1,196             358
    Write off of investment                                                             --             100
    Provision for excess and obsolete inventories                                      319             804
    Restructuring Provision                                                             --             750
    Restructuring costs                                                                 --          (1,015)
    Foreign exchange (losses) gains                                                   (197)            198
    Loss on Fixed Asset Retirement                                                     187              --
  Other changes in current assets and liabilities--
        Decrease in trade accounts receivable                                        1,756           1,522
        (Increase) Decrease in inventory                                            (3,441)          3,935
        (Increase) Decrease in prepaid expenses and other current assets               (44)             96
        Decrease in deferred costs and other assets                                    236             480
        Increase in trade accounts payable                                           1,449              70
        Decrease in accrued salaries and wages                                        (407)           (383)
        (Decrease) in customer deposits                                                (79)           (695)
        (Decrease) Increase in accrued warranty and installation costs                (176)            426
        (Decrease) in deferred service revenue                                        (342)           (404)
        (Decrease) in other current liabilities                                       (953)            (83)
        Other                                                                           --             (24)
                                                                                ----------      ----------
          Total Adjustments                                                          1,191           1,971
                                                                                ----------      ----------
          Net cash provided by operating activities                                  2,421           1,230
                                                                                ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from Sale of Assets                                                         151              --
  Capital expenditures                                                                (125)           (562)
                                                                                ----------      ----------
          Net cash provided by (used in) investing activities                           26            (562)
                                                                                ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sales of common stock, net                                           4,088              90
  Net repayments under line of credit agreement                                     (5,803)           (423)
  Repayments of long-term debt                                                        (400)           (160)
                                                                                ----------      ----------
          Net cash used in financing activities                                     (2,115)           (493)
                                                                                ----------      ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                (64)             17
                                                                                ----------      ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                              268             192

CASH AND CASH EQUIVALENTS, beginning of period                                       1,056             929
                                                                                ----------      ----------
CASH AND CASH EQUIVALENTS, end of period                                        $    1,324      $    1,121
                                                                                ==========      ==========


  The accompanying notes are an integral part of these financial statements.

                          FISCHER IMAGING CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1)  GENERAL

In management's opinion, the accompanying unaudited consolidated balance sheets and statements of operations and cash flows contain all adjustments, consisting only of normal recurring items, necessary to present fairly the financial position of Fischer Imaging Corporation on October 1, 2000, its results of operations for the three and nine months ended October 1, 2000 and

October 3, 1999 and its cash flows for the nine months ended October 1, 2000 and October 3, 1999. Results of operations and cash flows for the interim periods may not be indicative of the results of operations and cash flows for the full fiscal year.

These unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by generally accepted accounting principles. The financial statements should be read in conjunction with the audited financial statements and notes thereto contained in our latest annual report on Form 10-K for the year ended December 31, 1999.

Typically, and for the year ending December 31, 2000, we close the first three fiscal quarters as of the Sunday closest to the end of March, June and September.


(2)  INVENTORIES

Inventories include costs of materials, direct labor and manufacturing overhead. Inventories are priced at the lower of cost (using primarily the last-in, first-out ("LIFO") method of valuation) or market. Writedowns for excess or obsolete inventories are charged to expense in the period in which conditions giving rise to the writedowns are first recognized.

Inventories consisted of the following components (in thousands):

                                                                  October 1,    December 31,
                                                                    2000            1999
                                                                ------------    ------------
                FIFO cost--
                     Raw materials, net                         $      8,995    $      6,878
                     Work in process and finished goods                9,498           8,493
                LIFO valuation adjustment                               (307)           (307)
                                                                ------------    ------------
                Inventories, net                                $     18,186    $     15,064
                                                                ============    ============

(3)  OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following (in thousands):

                                                                  October 1,    December 31,
                                                                    2000            1999
                                                                ------------    ------------
        Accrued sales, property, and
            other state and local taxes                         $        610    $        636
        Other                                                          1,016           1,943
                                                                ------------    ------------
        Total other current liabilities                         $      1,626    $      2,579
                                                                ============    ============

                          FISCHER IMAGING CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                  (Unaudited)

(4)  NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consisted of the following (in thousands):

                                                                  October 1,    December 31,
                                                                    2000            1999
                                                                ------------    ------------
        Borrowing under bank revolving line of credit           $         --    $      5,803
        Capitalized lease obligations                                     81             475
        Loan on Cash Surrender Value of Life Insurance                   819             819
        Other                                                             31              37
                                                                ------------    ------------
                                                                         931           7,134
        Less--Current maturities                                         (98)         (6,031)
                                                                ------------    ------------
        Long-term debt                                          $        833    $      1,103
                                                                ============    ============


See "Management's Discussion & Analysis - Liquidity and Capital Resources" for further discussion of the Company's line of credit.


(5)  NET INCOME PER SHARE

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


A reconciliation between the number of securities used to calculate basic and, if dilutive, diluted income per share is as follows (in thousands):

                                                                           Three Months Ended               Nine Months Ended
                                                                        ------------------------        ------------------------
                                                                         Oct. 1,         Oct. 3,         Oct. 1,         Oct. 3,
                                                                          2000            1999            2000            1999
                                                                        --------        --------        --------        --------
Weighted average number of common shares outstanding
(Shares used in Basic Earnings Per Share Computation).................     7,433           7,029           7,195           7,029
                                                                        --------        --------        --------        --------
Shares of convertible preferred stock (as if converted)...............       507             507             507             775
Effect of stock options (treasury stock method).......................       229              --             279              --
                                                                        --------        --------        --------        --------
Shares used in Diluted Earnings Per Share Computation, if dilutive....     8,169           7,536           7,981           7,804
                                                                        ========        ========        ========        ========

As of October 1, 2000 and October 3, 1999, there were, respectively, 1,617,075 and 1,058,925 outstanding options to purchase shares of Common Stock under our current stock option plans.

                          FISCHER IMAGING CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                  (Unaudited)

(6)  SALE OF MANUFACTURING LICENSE

On March 29, 1999, we announced an agreement with General Electric Company, on behalf of GE Medical Systems, under which 826,666, or 62%, of the 1,333,333 shares of Series D Convertible Preferred Stock owned by GE Medical Systems were exchanged for a non-exclusive right to manufacture the Tilt-C system. The sale of the manufacturing rights to the Tilt-C system was recorded at fair value, estimated to be $6.2 million. We completed manufacturing for GE Medical Systems by the end of March 2000.

Subsequent to October 1, 2000, the company received notice from GE Medical Systems of their desire to convert their remaining 506,667 shares of preferred stock to common stock. On October 5, 2000, the Company issued 506.667 shares of common stock to GE Medical Systems in exchange for the remaining shares of Series D Preferred Stock.

(7)  COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity of an enterprise other than the change resulting from investments by or distributions to its owners. Comprehensive income includes only net earnings or loss and foreign currency translation adjustments, as follows:

                                                              Three Months Ended                     Nine  Months  Ended
                                                           -------------------------             ---------------------------
                                                           Oct. 1,           Oct. 3,             Oct. 1,             Oct. 3,
                                                            2000              1999                2000                1999
                                                           -------           -------             -------             -------
Net income / (loss)                                          414             (2,131)             1,230                (741)
Foreign currency translation adjustments                      52                  5               (261)                215
                                                            ----             ------              -----                ----
Comprehensive income / (loss)                                466             (2,126)               969                (526)
                                                            ====             ======              =====                ====

(8)  RESTRUCTURING PROVISION AND PAYMENTS

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

During the nine months ended October 3, 1999 our restructuring payments were approximately $1,015,000 including required payments under the lease buyout.

FISCHER IMAGING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                  (Unaudited)

(9)  OPERATING AND GEOGRAPHIC SEGMENT INFORMATION

We operate in a single industry segment: the design, manufacture, and marketing of x-ray imaging systems. Because of differences in distribution costs, strategies, and aftermarket potential, we separately manage and report operating results for products sold by us (proprietary) from those manufactured for sale to other medical products companies under Original Equipment Manufacturer ("OEM") contracts. Our manufacturing and most of our distribution activities are in the United States, including export sales to Europe, primarily, and elsewhere. We also have marketing operations in Europe and Australia. The following is a summary of our operations by segment (in thousands):

                                                                 United States
                                                      -------------------------------------
                                                          Proprietary                           International
                                                      ------------------                     ------------------   Internal
                                                      Domestic   Export     OEM      Total   Australia   Europe    Sales     Total
                                                      --------  --------  -------   -------  ---------  -------   --------  -------
Three Months Ended October 1, 2000
----------------------------------
  Revenues:
   Product  ....................................      $ 7,056   $ 1,375   $   211   $ 8,642   $    30   $   399   $  (422)  $ 8,649
   Service  ....................................        3,003        --        --     3,003        72        43        --     3,118
                                                      -------   -------   -------   -------   -------   -------   -------   -------
                                                       10,059     1,375       211    11,645       102       442      (422)   11,767
                                                      -------   -------   -------   -------   -------   -------   -------   -------
  Costs of sales:
   Product  ....................................        4,011       749        46     4,806        20        --       (23)    4,803
   Service  ....................................          406        --        --       406        21        37        --       464
                                                      -------   -------   -------   -------   -------   -------   -------   -------
   Allocated  ..................................        4,417       749        46     5,212        41        37       (23)    5,267
   Unallocated  ................................                                        476        --        --        --       476
                                                                                    -------   -------   -------   -------   -------
                                                                                      5,688        41        37       (23)    5,743
                                                                                    -------   -------   -------   -------   -------
  Gross profit  ................................                                      5,957        61       405      (399)    6,024
  Operating expenses  ..........................                                      5,565       108       218      (399)    5,492
                                                                                    -------   -------   -------   -------   -------
  Income (loss) from operations  ...............                                        392       (47)      187        --       532
  Interest expense  ............................                                        (79)       --        (1)       --       (80)
  Interest income  .............................                                          3         4        --        --         7
  Other (expense) income, net  .................                                        236      (274)       (7)       --       (45)
                                                                                    -------   -------   -------   -------   -------
  Net income (loss)  ...........................                                    $   552   $  (317)  $   179   $    --   $   414
                                                                                    =======   =======   =======   =======   =======
Three Months Ended October 3, 1999
----------------------------------
  Revenues:
   Product  ....................................      $ 6,025   $1,362    $2,502    $ 9,889   $   108   $   574   $  (574)  $ 9,997
   Service  ....................................        2,542       --        --      2,542        37       116        --     2,695
                                                      -------   ------    ------    -------   -------   -------   -------   -------
                                                        8,567    1,362     2,502     12,431       145       690      (574)   12,692
                                                      -------   ------    ------    -------   -------   -------   -------   -------
  Costs of sales:
   Product  ....................................        2,981      698     1,609      5,288        69       156      (156)    5,357
   Service  ....................................          520       --        --        520         8        19       (44)      503
                                                      -------   ------    ------    -------   -------   -------   -------   -------
   Allocated  ..................................        3,501      698     1,609      5,808        77       175      (200)    5,860
   Unallocated  ................................                                      1,919       --        --         --     1,919
                                                                                    -------   -------   -------   -------   -------
                                                                                      7,727        77       175      (200)    7,779
                                                                                    -------   -------   -------   -------   -------
  Gross profit  ................................                                      4,704        68       515      (374)    4,913
  Operating expenses  ..........................                                      6,438        76       565      (374)    6,705
  Income (loss) from operations  ...............                                     (1,734)       (8)      (50)       --    (1,792)
  Interest expense  ............................                                       (162)       --         3        --      (159)
  Interest income  .............................                                         --         3        --        --         3
  Other (expense) income, net  .................                                       (173)      (40)       30        --      (183)
                                                                                    -------   -------   -------   -------   -------
  Net income (loss)  ...........................                                    $(2,069)  $   (45)  $   (17)  $    --   $(2,131)
                                                                                    =======   =======   =======   =======   =======

                          FISCHER IMAGING CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                  (Unaudited)

                                                       United States
                                           -------------------------------------
                                               Proprietary                           International
                                           ------------------                     ------------------   Internal
                                           Domestic   Export     OEM      Total   Australia   Europe    Sales     Total
                                           --------  --------  -------   -------  ---------  -------   --------  -------
Nine Months Ended October 1, 2000
---------------------------------
  Revenues:
   Product................................ $ 21,303  $  6,011  $ 1,511   $28,825  $      30  $   932   $ (1,134) $28,653
   Service................................    8,471        --       --     8,471        186      146         --    8,803
                                           --------  --------  -------   -------  ---------  -------   --------  -------
                                             29,774     6,011    1,511    37,296        216    1,078     (1,134)  37,456
                                           --------  --------  -------   -------  ---------  -------   --------  -------
  Costs of sales:
   Product................................   11,661     3,252      681    15,594         21       --       (202)  15,413
   Service................................    1,112        --       --     1,112         63       66         --    1,241
                                           --------  --------  -------   -------  ---------  -------   --------  -------
   Allocated..............................   12,773     3,252      681    16,706         84       66       (202)  16,654
                                           --------  --------  -------
   Unallocated............................                                 2,635         --       --         --    2,635
                                                                         -------  ---------  -------   --------  -------
                                                                          19,341         84       66       (202)  19,289
                                                                         -------  ---------  -------   --------  -------
  Gross profit............................                                17,955        132    1,012       (932)  18,167
  Operating expenses......................                                16,134      1,012      308       (932)  16,522
                                                                         -------  ---------  -------   --------  -------
  Income (loss) from operations...........                                 1,821       (880)     704         --    1,645
  Interest expense........................                                  (423)        --       (3)        --     (426)
  Interest income.........................                                    23         13        1         --       37
  Other (expense) income, net.............                                   464          5     (495)        --      (26)
                                                                         -------  ---------  -------   --------  -------
  Net income (loss).......................                               $ 1,885  $    (862) $   207   $     --  $ 1,230
                                                                         =======  =========  =======   ========  =======
       Other information:
              Identifiable assets.........                               $37,162  $   1,114  $ 1,104             $39,380
              Capital expenditures........                                   125         --       --                 125
              Depreciation & Amortization.                                 1,150        113        5               1,268
              Amortization................                                   419         --       --                 419

Nine Months Ended October 3, 1999
---------------------------------
  Revenues:
    Product............................... $ 19,996  $  8,728 $  7,000   $35,724  $     129  $   805   $   (928) $35,730
    Service...............................    7,258        --       --     7,258        129      435         --    7,822
    Sale of manufacturing license.........    6,200        --       --     6,200         --       --         --    6,200
                                           --------  --------  -------   -------  ---------  -------   --------  -------
                                             33,454     8,728    7,000    49,182        192      498       (387)  49,752
                                           --------  --------  -------   -------  ---------  -------   --------  -------
  Costs of sales:
    Product...............................   10,385     7,601    1,716    23,146         82      315       (434)  20,952
    Service...............................    1,642        --       --     1,642         52       49       (120)   1,623
    Sale of manufacturing license.........      400        --       --       400         --       --         --      400
                                           --------  --------  -------   -------  ---------  -------   --------  -------
    Allocated.............................   12,427     5,942    4,662    23,031        134      364       (554)  22,975
                                           --------  --------  -------
    Unallocated...........................                                 5,053         --       --         --    5,053
                                                                         -------  ---------  -------   --------  -------
                                                                          28,084        134      364       (554)  28,028
                                                                         -------  ---------  -------   --------  -------
  Gross profit............................                                21,098        124      876       (374)  21,724
  Operating expenses......................                                21,014        292      629       (374)  21,561
                                                                         -------  ---------  -------   --------  -------
  Income (loss) from operations...........                                    84       (168)     247         --      163
  Interest expense........................                                  (468)        --     (101)        --     (569)
  Interest income.........................                                    66          6       --         --       72
  Other (expense) income, net.............                                  (203)       159     (363)        --     (407)
                                                                         -------  ---------  -------   --------  -------
  Net income (loss).......................                               $  (521) $      (3) $  (217)  $     --  $  (741)
                                                                         =======  =========  =======   ========  =======
       Other information:
              Identifiable assets.........                               $40,140  $   1,021  $   855             $42,016
              Capital expenditures........                                   562         --       --                 562
              Depreciation................                                 1,604         13       --               1,617
              Amortization................                                   419         13       --                 419

(10) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 133 and No. 137. In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - An amendment of FASB Statement No. 133." SFAS No. 137 delays the effective date of SFAS No. 133 to financial quarters and financial years beginning after June 15, 2000. We do not typically enter into arrangements that would fall under the scope of Statement No. 133 and thus, we believe that Statement No. 133 will not significantly affect our financial condition and results of operations.

Staff Accounting Bulletin No. 101. In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, "Revenue Recognition," (SAB 101). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in financial statements. The accounting impact of SAB 101 is required to be determined no later than the our fourth fiscal quarter of 2000. We have concluded that our current revenue recognition policies are in compliance with the guidance provided by SAB 101, and thus believes that SAB 101 will not significantly affect our financial condition and results of operations.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and Notes thereto appearing in the company's Annual Report on Form 10-K for the year ended December 31, 1999 (the "Form 10-K"). This Form 10-Q, including the information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section
21E of the Securities Exchange Act of 1934, as amended.   For this purpose,
statements contained herein that are not statements of historical fact may be considered forward-looking statements. Without limiting the foregoing, the words "believes", "expects", "anticipates", "plans", "estimates," and similar words and expressions are intended to identify such statements. These forward-looking statements include statements about:

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

These forward-looking statements involve risks and uncertainties. The actual results that the company achieves may differ materially from those discussed in such forward-looking statements due to the risks and uncertainties set forth:

(1) in the Business section of the Company's annual report on Form 10-K for the year ended December 31, 1999 under the headings: "Risks Associated with OEM Agreements," "Sales and Marketing," "International Operations," "Strategic Alliances," "Risks of Technological Change and New Products," "Risks of New Product Development and Market Acceptance," "Competition," "Government Regulation," "Government Reimbursement," `Manufacturing and Operating Risks," "Product Liability, Market Withdrawal, and Product Recalls," "Patents and Intellectual Property," "Risk of Dependence on Key Personnel,"

(2) in the "Market for Registrant's Common Equity and Related Stockholder Matters" section of the Company's annual report on Form 10-K for the year ended December 31, 1999 under the headings "Risk of Price Volatility of Common Stock," `Risks of Fluctuations in Quarterly Results of Operations," "Risks of Fluctuations in Quarterly Results of Operations," Risks Associated with Shares Eligible for Future Sale," "Risks Associated with Control by Management and Certain Stockholders," and "Certain Anti-Takeover Effects,"

(3) in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Form 10-K for the year ended December 31, 1999 under the "Overview," "Quantitative and Qualitative Disclosures About Market Risk," "FDA Regulations," and "Recent Developments" headings,

(4) elsewhere in the Business, Management's Discussion & Analysis, and other sections of the Company's annual report on Form 10-K for the year ended December 31, 1999,

(5) and in this Form 10-Q under the "Management's Discussion and Analysis of Financial Conditions and Results of Operations--Overview," section of MD&A and elsewhere.


Overview

Risk of Operating Losses

We design, manufacture and market specialty and general purpose medical imaging systems for the diagnosis and treatment of disease. Our newer products are directed towards medical specialties, such as diagnosing and treating breast cancer, heart disease and vascular disease, in which image-guided, minimally invasive therapies are replacing open surgical procedures.

We have experienced annual losses from operations for four of the past five fiscal years. Significant factors giving rise to these losses include: costs associated with excessive manufacturing capacity; intense competition for some of our products; declining margins and demand for OEM products; and a general slowdown in capital expenditures by hospitals. We have taken steps to reduce costs and improve sales, including:

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

Sustained return to profitability will depend on many factors, including:

 .    sufficient demand for our products to offset the effects of the reductions in OEM business;

 .    the adequacy of financial resources;

 .    our ability to maintain or improve gross margins;

 .    the effectiveness of efforts to control manufacturing and other costs;

 .    effective negotiation and implementation of product distribution arrangements;

 .    effective implementation of domestic and international marketing and sales strategies; and

 .    the development and introduction of new products that compete successfully.

We expect continued fluctuations in quarterly and annual revenues, operating results and net income, depending on factors such as:

 .    delays in the development projects;

 .    the timing of large system product orders;

 .    new product introductions or marketing initiatives by us or our competitors;

 .    the effects of managed healthcare on capital expenditures and reimbursement;

 .    increases in marketing, research, and other costs in relation to sales;

 .    regulatory clearance of new products;

 .    the effect of general economic conditions of our markets;

 .    seasonal patterns and other timing issues affecting customer purchasing decisions; and

 .    the outcome of claims against us.

These factors can occur unexpectedly and, because many of our costs are fixed, we may not be able to sufficiently reduce its costs in periods when revenues are less than anticipated and may, as a result, suffer unexpected losses.

Over the past several years, we have attempted to expand our international sales and marketing efforts. Our exposure to foreign currency and other international business risk may increase as our international business grows. We attempt to minimize these risks by: (1) generally requiring payments in U.S. dollars; (2) using letters of credit; and (3) requiring advance deposits and through other means. There can be no assurance, however, that international sales efforts will be successful or that associated risks can be minimized.

In November 1999, Kodak announced that Analogic Corp., in conjunction with us and Direct Radiography Corp., would build digital radiography products for Kodak. In February 2000, Analogic provided a $5.4 million purchase order for more than 50 systems. We delivered twenty-seven systems under this purchase order during the first nine months of 2000. While Kodak, Analogic, and us continue to work together to deliver these systems, there is no formal agreement between the companies at this time. We are currently negotiating an agreement with the companies and believe that such an agreement will be reached in the near future.

We are also a party to litigation from time to time, as both plaintiff and defendant. As plaintiff, we are pursuing a patent infringement case and certain other matters. As defendant, we are involved in several litigation matters with OEM and other customers, among others, and accrued $866,000 in the first quarter of 1999 in relation to several of these matters. As of October 1, 2000, we have have made payments of $337,000 relating to settlement of these lawsuits.

FDA Regulation

We are subject to periodic inspections by the Food and Drug Administration, whose primary purpose is to audit our compliance with Quality System Regulations, which include testing, quality control and documentation procedures. In March 1995, our Denver facility received a Warning Letter from the FDA concerning documentation and other deficiencies. We rectified these deficiencies and resolved the matter with the FDA in June 1995. In December 1996, following an inspection of the Denver facility, the FDA issued Inspectional Observations Form 483 and a subsequent Warning Letter regarding manufacturing practices. As required, we responded as to planned corrective actions and obtained a favorable third-party certification of manufacturing and quality systems. In October 1998, following a subsequent inspection, the FDA issued a Form 483 regarding possible deficiencies in manufacturing, quality, and documentation practices. We submitted our response to the Form 483 and are instituting corrective actions. We continue to implement corrective actions and anticipates that an inspection of the Denver facility by the FDA will take place in the near future. The recent issuance of another Form 483 increases the possibility that one or more of the sanctions described below could be imposed.

Failure to satisfy FDA requirements can result in: (1) our inability to receive awards of federal government contracts; (2) an inability to receive new marketing or export clearances; or (3) FDA enforcement actions including, among other things, product seizure, injunction, and/or criminal or civil proceedings which could be initiated without further notice. Although we believe we have instituted policies and procedures allowing it to operate within FDA requirements, however, there can be no assurance that deficiencies can be corrected or that we can satisfy future FDA compliance concerns. Sanctions resulting from FDA compliance reviews or related delays in product clearances could have a material adverse effect on us.

Results of Operations, Excluding Restructuring Charge and Other One-Time Items

Our results of operations on a normalized basis for the three and nine months ended October 1, 2000 and October 3, 1999, respectively, are as follows (in thousands):

                                                                                Increase (Decrease)
                                                        ------------------------------------------------------------------
                                                                             Gross          Operating           Net Income
                                                        Revenues             Profit         Expenses              (Loss)
                                                        --------             -------        ---------           ----------
Three Months Ended October 1, 2000:
   Reported results of operations                        $11,767             $ 6,024         $ 5,493              $   414
                                                         =======             =======         =======              =======
Three Months Ended October 3, 1999:
   Reported results of operations                        $12,692             $ 4,913         $ 6,705              $(2,131)
                                                         =======             =======         =======              =======

Nine Months Ended October 1, 2000:
   Reported results of operations                        $37,456             $18,167         $16,552              $ 1,230
                                                         =======             =======         =======              =======
Nine Months Ended October 3, 1999:
   Reported results of operations                        $49,752             $21,724         $21,561              $  (741)
   Restructuring provision (1)                                --                  --            (750)                 750
   Sale of manufacturing license (2)                      (6,200)             (5,800)             --               (5,800)
   Accruals for contractual issues (3)                        --                  --            (886)                 886
                                                         -------             -------         -------              -------
   Normalized results of operations                      $43,552             $15,924         $19,925              $(4,905)
                                                         =======             =======         =======              =======

(1) During the second quarter of 1999, we have decided to discontinue a product line previously produced in its Addison, Illinois manufacturing facility and recorded an additional facility closing charge of $750,000, primarily for related product acceptance issues.

(2) During the first quarter of 1999, we sold G. E. Medical Systems a non-exclusive right to manufacture the Tilt-C system, in exchange for 826,666 shares of Series D Convertible Preferred Stock previously owned by G. E. Medical Systems. See Note 6 to Notes to Consolidated Financial Statements.

(3) Based upon legal activities occurring during the first quarter of 1999, management concluded that it was probable that we will incur settlement costs to resolve contractual issues with respect to two product installations.

The remainder of Management's Discussion and Analysis of Results of Operations will be based on results of operations for the nine months ended October 1, 2000 and normalized results of operations for the nine months ended October 3, 1999.

Results of Operations

Overview. Third quarter 2000 revenues and net income were $11,767,000 and $414,000, respectively, as compared to revenues of $12,692,000 and a net loss of $2,131,000 for the third quarter of 1999. The revenue decrease reflected primarily the planned reductions in OEM product shipments. Gross margin as a percentage of revenues increased from 38.7% in the third quarter of 1999 to 51.2% in the third quarter of 2000, primarily due to three factors: (1) efficiencies derived from our corporate right-sizing and reorganization, as well as the implementation of a flattened manufacturing process, (2) a continued shift towards higher margin direct sales versus dealer and OEM sales and (3) an increase in production of higher margin mammography and digital radiology products. Operating expenses were significantly lower in the third quarter of 2000, as compared to the third quarter of 1999 due to lower legal, marketing and headcount expenses. As a result of these factors, the net income increased to $414,000 in the third quarter of 2000 as compared to a net loss of $2,131,000 in the third quarter of 1999.

The following table sets forth the percentage of revenues represented by certain data included in the Company's statements of operations for the periods indicated:

                                                       Three Months Ended                         Nine Months Ended
                                                 -------------------------------           -------------------------------
                                                 October 1,           October 3,           October 1,           October 3,
                                                    2000                 1999                 2000                 1999
                                                 ----------           ----------           ----------           ----------
Revenues                                           100.0%               100.0%               100.0%               100.0%
Gross margin                                        51.2                 38.7                 48.5                 36.6
Research and development                             8.5                 11.8                  8.1                 10.5
Selling, marketing and service                      28.0                 30.9                 26.7                 26.1
General and administrative                          10.1                 10.1                  9.4                  9.1
Income (Loss) from Operations                        4.5                (14.1)                 4.4                 (9.2)
Benefit for income taxes                              --                   --                   --                   --
Net income (loss)                                    3.5                (16.8)                 3.3                (11.3)

* Based on normalized results of operations. See "Results of Operations, Excluding Restructuring Charge and Other One-Time Items" on Page 15 of this Form 10-Q.

Revenues. Third quarter 2000 revenues were $11,767,000, a 7% decrease from third quarter 1999 revenues of $12,692,000. The decrease reflects planned reductions in OEM product shipments. OEM shipments decreased from $2,502,000 in the third quarter of fiscal 1999 to $211,000 in the third quarter of fiscal 2000. There was an increase in the domestic and export sales channels partially offsetting the decrease in OEM shipments.

For the nine months ended October 1, 2000, revenues were $37,456,000, or about 14% lower than normalized revenues of $43,552,000 for the nine months ended October 3, 1999. This decrease reflected decreases in OEM and Large Systems, partly offset by an increase in mammography, service, and general radiography revenues. The decrease in product sales were primarily in the International Dealer and OEM channels of distribution, partly offset by increase in international direct, U. S. direct and service channels.


Gross Profit.   For the third quarter of 2000, gross profit expressed a
percentage of revenues was 51.2%, as compared to 38.7% for the third quarter of 1999. For the nine months ended October 1, 2000, gross profit as a percentage of revenues was 48.5%, as compared to normalized gross profit of 36.6% for the nine months ended October 3, 1999. The increase in gross margin was primarily due to efficiencies derived from our corporate right-sizing and reorganization, the implementation of a flattened manufacturing process, a continued shift towards higher margin direct sales versus dealer and OEM sales and an increase in production of higher margin mammography and digital radiology products.

Research and Development Expenses. Research and development expenses for the third quarters of 2000 and 1999 were $1,000,000 and $1,493,000, respectively, or 8.5% and 11.8% of revenues, respectively. For the nine months ended October 1, 2000 and October 3, 1999, research and development expenses were $3,017,000 and $4,570,000, respectively, or 8.1% and 10.5%, respectively, of revenues. The decrease in the three and nine month periods ended October 1, 2000 and October 3, 1999 reflect reductions in staffing and related engineering expenses.
We have
reduced our customization of existing products and have delivered a more standard product to our customers. This has driven the reduction in engineering staffing and costs.

Selling, Marketing and Service Expenses. Selling, marketing and service expenses for the third quarters of 2000 and 1999 were $3,300,000 and $3,928,000, respectively, or 28.0% and 30.9%, respectively, of revenues. For the nine months ended October 1, 2000 and October 3, 1999, selling, marketing and service expenses were $10,000,000 and $11,378,000, respectively, or 26.7% and 26.1%, respectively, of revenues. As compared to the same three and nine month period in 1999, selling, marketing and service expenses decreased as a result of lower headcount, reduced commissions and reduced travel expenses.

General and Administrative Expenses. General and administrative expenses for the third quarters of 2000 and 1999 were $1,192,000 and $1,284,000, respectively, or 10.1% and 10.1%, respectively, of revenue. For the nine months ended October 1, 2000 and October 3, 1999, general and administrative expenses were $3,505,000, and $4,863,000, respectively, or 9.4% and 9.1% of revenues, respectively. For the nine month period, the reduction was primarily due to lower legal costs in 2000 related to our patent infringement lawsuit against Trex Medical Corporation as well as the reduction in headcount of certain general and administrative staff.

Interest Expense / Interest Income. Interest expense for the three months ended October 1, 2000 and October 3, 1999 was $80,000 and $159,000, respectively and, for the nine month periods then ended was $426,000 and $569,000, respectively. Interest income for the third quarters of 2000 and 1999 was $7,000 and $3,000, respectively and, for the nine months ended October 1, 2000 and October 3, 1999 was $37,000 and $72,000, respectively. The decrease in interest expense, in the three and nine months ended October 1, 2000 as compared to the three and nine months ended October 3, 1999 is due primarily to lower levels of borrowings under our line of credit during the third quarter ending October 1, 2000. At the end of the third quarter 2000, there were no outstanding borrowings on the line of credit.

Net Income/Loss. Net income for the third quarter of 2000 was $414,000 as compared to a net loss for the third quarter of 1999 of $2,131,000. For the nine months ended October 1, 2000, net income was $1,230,000 as compared to a $741,000 normalized net loss for the nine months ended October 3, 1999. For the three and nine months ended October 1, 2000, net income increased relative to the three and nine months ended October 3, 1999 primarily as the result of an increase in production of higher margin mammography and digital radiology products and efficiencies and cost savings derived from corporate right-sizing and reorganization.

Income Taxes

Estimated effective tax rate for the year ended December 31, 2000 is currently 0%. Accordingly, no income tax benefit or provision has been recorded for the three or nine month periods ended October 1, 2000. This rate was determined based upon the anticipated 2000 results of operations includable in the domestic consolidated tax return and upon projected net temporary differences between operating results reflected in the financial statements and those required to be reflected in the 2000 domestic consolidated tax return. As of December 31, 1999, we had valuation allowances of approximately $10.3 million, reducing net deferred tax assets to $0. The realizability of net deferred tax assets is dependent on our ability to generate future taxable income, and estimate of realizable deferred tax assets may change in the near future.

No income tax provisions have been recognized for foreign tax jurisdictions and no income tax benefits have been recognized for subsidiary losses outside the domestic consolidated return because they are not expected to reverse in the foreseeable future.

Liquidity and Capital Resources

Net cash provided by operating activities for the nine months ended October 1, 2000 was $2.4 million compared to $1.2 million provided by operations in the comparable nine month period of 1999. The change in cash provided by operations was due primarily to net income of $1,230,000.

Net cash provided by investing activities was $26,000 for the nine months ended October 1, 2000, an increase of $588,000 from the comparable nine month period in 1999. The Company anticipates that the level of spending for capital expenditures in the third quarter of 2000 will continue, although there currently are no material commitments for capital expenditures.

Net cash used in financing activities for the nine months ended October 1, 2000 was $2.1 million, principally resulting from the reduction in borrowings under the Company's bank revolving line of credit, made possible by the decrease in accounts receivable improved profitability discussed above, and the purchase of 1,000,000 shares of previously unissued stock in the company, resulting in a $4,000,000 cash inflow.

As of October 1, 2000, the Company had $1.3 million in cash and cash equivalents, working capital of $21.7 million, and a $8.0 million bank revolving line of credit facility, which is subject to restrictions as to availability based on eligible receivables and inventory, as defined. As of October 1, 2000, $8.0 million was available under this line. The line of credit is secured by the Company's tangible assets and is for a term of three years. The borrowings under the agreement are subject to interest at the bank's prime rate of interest, 9.5%, at October 1, 2000.

We have experienced significant losses in four of the last five years ended December 31, 1999 and have also had negative cash flows from operations in three of those years. We have taken actions to improve its liquidity and reduce the level of operating losses. Most notably, we have entered into a line of credit with a bank for $8.0 million and have significantly reduced the workforce in the third and fourth quarters of 1999.

We believe our current cash and cash equivalent balances, our available borrowings under the line of credit, and cash generated from operations will be sufficient to satisfy its liquidity needs for the remainder of 2000. We may need to obtain additional debt or equity financing to fund our long-term growth needs.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk:
--------------------------------------------------------------------

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in United States interest rates and changes in foreign currency exchange rates as measured against the United States dollar. These exposures are directly related to our normal operating and funding activities.

Historically and as of October 1, 2000, we have not used derivative instruments or engaged in hedging activities.

Interest Rate Risk

The interest payable on the revolving line of credit is variable based on the prime rate and, is therefore, affected by changes in market interest rates. At October 1, 2000, there was no outstanding balance on the line of credit. We attempt to manage interest rate risk by aggressively reducing its borrowings with cash generated from operations.

Foreign Currency Risk

We have wholly-owned subsidiaries in Australia, Germany and France. Local assets and liabilities, principally intercompany debt to the parent company, are recorded in local currencies, thereby creating exposures to changes in exchange rates. These changes may positively or negatively affect the Company's operating results. As disclosed in Note 9 to Notes to Consolidated Financial Statements, revenues in foreign currency through all foreign subsidiaries constituted less than 3.3% of the total revenues for the nine month periods ended October 1, 2000 and October 3, 1999. We therefore do not believe that foreseeable near-term changes in exchange rates will have in a material effect on future earnings, fair values or cash flows and have chosen not to enter into foreign currency hedging instruments. There can be no assurance that such an approach will prove to have been successful, especially in the event of a significant and sudden decline in the value of any of the applicable local currencies.

                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings:
---------------------------

     Not applicable.

Item 2.  Changes in Securities and Use of Proceeds:
---------------------------------------------------

     On August 28, 2000, the Company sold 1,000,000 shares of unregistered common stock at a price per share of $4.00 to certain investors for aggregate cash consideration of $4 million. The Company relied on Regulation D, Rule 506, of the Securities Act in connection with the sale of these shares. The sale of the common stock was made in compliance with all the terms of Rules 501 and 502 of Regulation D and each investor was an accredited investor.

Item 3.  Defaults Upon Senior Securities:
-----------------------------------------

     Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders:
-------------------------------------------------------------

     A meeting of the shareholders was convened on July 27, 2000 at 1:00 pm. A motion was made to approve an amendment to the 1991 Stock Option Plan increasing the number of shares of Common Stock authorized for issuance over the term of the 1991 Stock Option Plan by an additional 500,000 shares. The results of the vote were as follows:

     For        2,878,354
     Against      952,288
     Abstain       73,642
     Passing         73.7%

There being no other matters before the Stockholders meeting, the meeting was adjourned.

Item 5.  Other Information:
---------------------------

     Not applicable.

Item 6.  Exhibits and Reports on Form 8-K:
------------------------------------------

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

(6)       Filed herewith.

          (b) Reports on Form 8-K

              None

          (c) Exhibits

          See Item 6(a)(3) of this Form 10-Q.

          (d) Financial Statement Schedules

              None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended October 1, 2000 to be signed on its behalf by the undersigned thereunto duly authorized.


                            FISCHER IMAGING CORPORATION



                            /s/ LOUIS E. RIVELLI
                            --------------------
                            Louis E. Rivelli
                            President and Chief Operating Officer



November 15, 2000