Form 10-K405
period 2000-12-31
FISCHER IMAGING CORP
filed 2001-04-02
CIK 750901

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

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

       Securities Registered Pursuant to Section 123(b) of the Act: None

          Securities Registered Pursuant to Section 12(g) of the Act:

                         Common Stock, Par Value $0.01
                                   Per Share

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

[X] Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation K-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.

  The aggregate market value of the common equity held by non-affiliates of the Registrant as of March 1, 2001 was approximately $24,923,000.

  The number of shares of Registrants's Common Stock outstanding as of March 1, 2001 was 8,630,972.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Proxy Statement for its 2000 Annual Meeting of Stockholders to be filed on or prior to April 30, 2001, are incorporated by reference into Part III of this Form 10-K.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                    PART 1

ITEM 1. BUSINESS

  Fischer Imaging Corporation, incorporated in the State of Delaware in 1991, designs, manufactures and markets specialty and general purpose medical imaging systems for diagnosing and treating disease. One of our primary focuses is using digital capture of x-ray images for the screening, diagnosis and treatment of breast cancer. We also apply digital capture technology to x-ray imaging used in general radiographic procedures and in cardiac imaging for electrophysiology studies of the heart.

Products and Markets

  Our products aim to serve three primary markets; breast imaging, general radiography, and electrophysiology. Products in the breast imaging and general radiography marketplace use leading technologies that allow for digital capture of x-ray images rather than traditional x-ray film based methods. While cardiac imaging is digital capture as well, the primary benefit of the these imaging systems is related to the relatively low cost of these cardiac imaging systems as compared to the imaging capabilities and costs associated with imaging systems used for cardiac catheterization procedures.

Breast Cancer Imaging and Biopsy Markets

 Market Overview

  Breast cancer is the leading cause of death from cancer in the United States among the 30 million women between the ages of 40 and 55 and the second leading cause of death from cancer among all women. According to the American Cancer Society, each year about 200,000 new cases of breast cancer are diagnosed and 50,000 women die from the disease. The incidence of breast cancer increases with age, rising from about 100 cases per 100,000 women at age 40 to about 400 cases per 100,000 women at age 65. Thus, we believe that the significant aging of the population, combined with improved education and awareness of breast cancer and diagnostic methods, will lead to an increased number of breast cancer screening and diagnostic procedures.

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

  When the results of a diagnostic mammogram are inconclusive, a breast biopsy is typically performed. We believe that over one million biopsies are performed each year, 70% to 90% of which result in a benign diagnosis. The most common forms of biopsy are: (1) open surgical, (2) stereotactic core needle and (3) ultrasound-guided core needle biopsies.

  Open Surgical Biopsy. Open surgical biopsy has been the most commonly used method of diagnosing breast cancer for many years. An important advantage of open surgical biopsy is that a sufficient tissue sample necessary for definitive diagnosis is usually obtained. However, the procedure has several disadvantages:

  . typically must be performed in an operating room under general anesthesia;

  . the surgery takes about one hour and requires one to two days of recuperation at home;

  . the skin incision and the large amount of tissue removed may be disfiguring;

  . internal scar tissue can interfere with the ability to detect suspicious lesions during subsequent mammograms; and

  . including surgical fees and operating room costs, the cost per procedure is believed to be about $2,500 to $5,000.

  Stereotactic Core Needle Biopsy. "Stereotactic" refers to the technique of locating a lesion in a three-dimensional field and directing the tip of a core needle to the site of the lesion for tissue removal and biopsy. Pioneered by us along with several radiologists in the late 1980's, stereotactic core needle biopsy is a less-invasive, lower cost, and less disfiguring alternative to open surgery. Stereotactic core needle biopsies using systems such as our Mammotest system can be performed in a physician's office, breast imaging center, or hospital. Initially performed primarily by radiologists, the procedure is now being widely adopted by surgeons as they become aware of the accuracy and less-invasive nature of the procedure. They typical cost for the procedure is believed to be about $750 to $1,200.

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

  We believe that the number of stereotactic core needle biopsy procedures has grown from about 500 per year in 1990 to, in recent years, over 300,000 per year. This increase is believed to be driven by the clinical and cost advantages as well as improvements in tissue removal systems (such as the Mammotome device from Ethicon-Endo Surgery, Inc., a Johnson & Johnson Company, which can be used in conjunction with our Mammotest system). Television programs in recent years which discuss the benefits of stereotactic core needle biopsy have increased awareness both among women and among managed care organizations as to the cost savings and less-invasive nature of the procedure. We believe that another factor causing an increase in the number of biopsies requested, including stereotactic, is the fact that the leading cause of malpractice lawsuits against physicians is the failure to detect breast cancer on a timely basis.

  Medicare Coverage. On December 7, 1999 the Health Care Financing Administration, or HCFA provided a national coverage decision memorandum for image guided breast biopsy. HCFA's memorandum concluded that, "percutaneous image guided breast biopsy is as accurate as open surgical biopsy" and recommended a national coverage policy for percutaneous image guided breast biopsy. HCFA estimated that 78% of Medicare beneficiaries underwent open surgical biopsy procedures while 14% were stereotactically performed and 7% performed under ultrasound. We believe that HCFA's National Coverage Decision may well provide an improved coding and reimbursement environment for stereotactic breast biopsy in future years. Procedural reimbursement has improved for physician owned radiology and breast care centers.

  Ultrasound-Guided Core Needle Biopsy. Ultrasound imaging can play an important supporting role to mammography due to its ability to diagnose cysts and to properly characterize masses. An additional advantage is that the patient is not exposed to x-ray radiation. The quality of ultrasound equipment has only recently improved to the level needed for breast imaging and, as yet, those who perform mammograms are generally not well trained in breast ultrasound imaging techniques. Nonetheless, we believe that the capability of ultrasound to permit the identification of some breast masses without exposing the patient to x-ray radiation may result in increased use of ultrasound for diagnosis of breast masses and for guiding core needle biopsies in the future.

  Other Technologies In Development. Other developing technologies that may be used to detect, diagnose, and improve the diagnosis and treatment of breast cancer include digital mammography and magnetic resonance imaging.

  Digital Mammography. Digital mammography provides a number of advantages over conventional x-ray mammography:

  . With digital mammography, the image is acquired electronically and displayed on a computer monitor, which allows image contrast to be varied. This can allow a mammogram image to be contrast adjusted, so that it can be interpreted appropriately without subjecting the patient to a second mammogram. Because younger women typically have denser breast tissue, which is not visualized adequately with film mammography, this feature may be particularly useful in screening women under age 50;

  . A properly designed digital mammography system can reduce radiation dosage by at least a factor of two;

  . Other benefits include: (1) real time acquisition (film processing is not necessary); (2) storage of the mammogram in digital memory or on digital archival media; (3) an ability to implement computer-aided detection algorithms; and (4) telemammography (digital transmission of mammograms for remote display and diagnosis).

  Several landmark events occurred during 2000 that will greatly speed the introduction and acceptance of full field digital mammography. First, the U.S. Food and Drug Administration, or FDA clarified the actions necessary to achieve regulatory approval of our full field digital mammography systems. Second, a competitor's extensive direct to consumer advertising, and world wide launch has created a groundswell of demand for digital mammography amongst women and clinicians. Lastly, legislation was adopted to increase the Medicare reimbursement for full field digital mammography to a rate of 150% of the current rate for diagnostic mammography. This rate applies to screening or diagnostic mammograms performed with full field digital mammography. The rate becomes effective April 1, 2001 Overall, these changes will create rapid acceleration in the acceptance and market readiness for full field digital mammography.

  Magnetic Resonance Imaging. Breast magnetic resonance imaging, Breast MR performed with the injection of a contrast agent, has been demonstrated in clinical research to be more effective than film screen mammography or ultrasound at detecting lesions and determining the extent of known breast cancer. However, Breast MR, while more sensitive than other imaging techniques, is no more specific than conventional x-ray mammography. Therefore, the capability to perform core needle biopsy using MR guidance is currently needed.

  We believe that Breast MR with biopsy capabilities will be used primarily to provide physicians and patients with additional information concerning the appropriateness of lumpectomy (removal of a breast tumor and surrounding tissue) as opposed to mastectomy (removal of the entire breast). It may also be used for imaging patients with a high risk of cancer recurrence or in other special cases where breast cancer may be suspected but where film screen mammography and ultrasound produce negative findings.

 Products

  We serve the mammography market with stereotactic core needle biopsy products and screening and diagnostic mammography systems.

  Mammotest(R)/Mammovision(R)Product Platform. First introduced in 1989, our Mammotest stereotactic core needle biopsy system is designed expressly for core needle biopsy of the breast. The Mammotest system consists of an elevating, prone position table, a mammographic x-ray imaging system and a stereotactic needle guidance system. We are one of only two manufacturers worldwide of prone tables. In 1992, we introduced Mammovision, the first charge coupled device, or CCD imaging system cleared by the FDA that produces breast tissue images on nearly a real time basis. With the aid of proprietary software, the coordinates of a breast lesion can be quickly calculated using a computer trackball. These coordinates are then transmitted to the Autoguide, a motor-driven needle holder assembly that precisely aims the biopsy needle at the lesion. Mammovision has become a standard for providing computer-based imaging for the Mammotest system.

  Mammotest Plus(TM)/Mammovision Plus(TM). We introduced Mammotest Plus(TM) and Mammovision Plus(TM) in November 1995. The Mammotest Plus system permits 360 degree access to the breast. It also incorporates the features of Target on Scout(TM) and Lateral Arm that allow small breasts (less than 2.5cm when compressed) and breast lesions in difficult locations to be biopsied more easily.

  Mammovision Plus is a CCD imaging system that features the ability to remove the camera from the Mammotest table, allowing the Mammovision Plus camera to be installed on our HFX diagnostic mammography system. As a result, near real time digital imaging can be performed in conjunction with standard diagnostic mammography. This allows the equipment cost to be spread across the larger number of mammogram procedures that could be performed on a standard diagnostic mammography system, thus, potentially expanding our market for Mammotest Plus and Mammovision Plus systems.

  Mammotest Plus "S"(TM) Surgical System. The Mammotest Plus "S" Surgical System was introduced in February 1998 in support of our marketing alliance with Ethicon Endo-Surgery, Inc., a Johnson & Johnson company. The Mammotest Plus "S" is based on the Mammotest Plus prone biopsy system, with enhancements designed to support the more advanced techniques performed in the surgical market segment.

  Since 1990, over 1,200 Mammotest systems have been installed worldwide, with the vast majority of installations occurring in the United States. In more recent years, installations have continued to grow on a worldwide basis, particularly in Europe. The Mammotest Plus "S" is now the premier offering for stereotactic minimally invasive breast biopsy and is the result of a culmination of extensive and consistent development to better meet our customers' needs.

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

  MammoSound(TM). The Fischer Imaging Mammotest table now features integrated ultrasound, combining ultrasound and X-ray guidance with automated targeting. Compression can be used to stabilize the breast for ultrasonic diagnostic imaging. Stabilization creates consistency in breast architecture visualization. MammoSound availability is expected in 2001 as an option for the Mammotest Plus S table and represents a breakthrough in offering correlated x-ray and ultrasound imaging as well as automated targeting using ultrasound guidance.

  SenoScan(R) Digital Mammography System. We are a leader in the development of full field of view digital mammography systems. Digital mammography provides a number of advantages over film screen mammography, including:

  . improved imaging of dense breast tissue through greater ability to vary image contrast;

  . the potential for reduced radiation dosage to the patient;

  . real time imaging; and

  . the ability to store images in a digital format, allowing transmission over high-speed telecommunication networks, thus allowing remote diagnosis.

  We believe that SenoScan, our full-field digital mammography system, will offer these advantages. We believe there is a large potential market for digital mammography. The SenoScan digital mammography system may represent a significant technological advance in the imaging of breast tissue, especially in younger women who generally have denser breast tissue that is more difficult to successfully image using film screen mammography technology. As reported by the American Cancer Society, about 20% of breast cancer cases detected occur in women under age 50.

  SenoScan, introduced as a prototype in 1997, is presently installed in six locations. The six locations have performed clinical testing on about 1,500 patients in support of our Premarket Approval, or PMA application. On January 31, 2000, the FDA cleared the Senograph 2000D from General Electric for marketing in the U.S. The clearance was achieved under a PMA application which must demonstrate safety and effectiveness. The FDA's decision, recommended by an Advisory Panel to the FDA on December 16, 1999, has clarified several aspects of clinical study requirements of the FDA. We have completed reader studies using data from patients acquired during the previous three years. The results of these studies have been submitted to the FDA in support of a PMA application. The FDA has indicated a strong desire to process this application in a timely manner.

  It is also anticipated that we will participate in a clinical trial with the objective of comparing digital mammography to film-based mammography. This study, referred to as the American College of Radiology Investigational Network, or ACRIN Trial, intends to image 50,000 women at 19 clinical sites. We are one of four manufacturers invited to participate in this trial and intend to place units at five sites in support of this effort. Participation is not contingent on FDA approval.

  While we expect that our SenoScan system may cost more than conventional film screen mammography systems, we believe that the increased benefits from improved imaging will more than offset the increased capital costs.

Electrophysiology Markets

 Market Overview

  We estimate that about 350,000 of the 550,000 annual heart attack deaths in the United States are related to ventricular tachycardia (very rapid heartbeat) or other cardiac arrhythmias that may cause sudden death. Cardiac arrhythmias are irregular heartbeats that arise when the normal pattern of electrical impulses in the heart is disrupted. Cardiac arrhythmias can range from isolated premature contractions to tachycardia, which may lead to life-threatening episodes of ventricular fibrillation (rapid, uncoordinated contraction of the ventricles resulting in a lack of synchronization between heartbeats and pulse beats).

  Atrial fibrillation is a common form of atrial tachycardia. Currently, approximately 2.2 million people in the United States are believed to have this condition. Although the condition is not normally in itself life threatening, the importance of treatment is that atrial fibrillation may cause 75,000 strokes per year. Strokes occur when clots in the heart are dislodged, resulting in blockage of cerebral arteries. Episodes of atrial fibrillation can cause this dislodging to occur. Atrial fibrillation is normally treated by a procedure called cardioversion, in which an electrical shock is applied to the chest to restore a normal pattern of electrical impulses in the heart.

  The treatment of arrhythmia patients typically involves a diagnostic study of the electrical functioning of the heart (an electrophysiology, or EP study). Treatment following the EP study may include: (1) prescription of an anti-arrhythmic drug, (2) corrective open heart surgery, (3) implantation of an implantable cardiovertor defibrillator, or ICD or (4) interventional therapy such as radio frequency, or RF ablation. We estimate that about 200,000 EP studies are performed each year.

  EP studies are performed by inducing an arrhythmia through electrical stimulation of the heart using a catheter inserted through the skin into veins leading into the patient's heart. EP studies are increasingly being undertaken in dedicated EP laboratories. Tilt table testing is also performed to observe presence or absence of transient fainting when the patient is returned to an upright position. If it is concluded that the patient should have a surgical or other interventional procedure, the electrical activity in the patient's heart is generally mapped in an effort to locate the precise area of the heart that is causing the arrhythmia or tachycardia. EP x-ray imaging positioners, tilt-tables, stimulators and recording devices are used during these procedures, all of which we manufacture.

  We expect the EP market to continue to remain constant over the next several years in view of the increased use of ICD implantation, the development of RF ablation, and the use of new catheter-based technologies for treating ventricular tachycardia and atrial fibrillation. ICDs are typically used when patients who have experienced ventricular tachycardia are believed to be at risk of ventricular fibrillation and sudden cardiac death. We expect continued growth in the use of ICDs because of studies indicating that ICDs may be a more effective therapy for ventricular fibrillation than current drug therapies. The development of transvenous leads (involving the use of intravenous catheters) for ICDs and smaller device sizes that allow chest implantation will allow ICDs to be implanted in an outpatient setting, probably in a dedicated device implantation suite, as opposed to a more expensive hospital operating room. We believe growing use of chest implantation of ICDs will provide an expanding market opportunity for the dedicated device implantation suites, which will require x-ray imaging equipment.

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

 Products

  Our strategy has been to develop and market an integrated, dedicated EP laboratory that contains stimulation, recording and x-ray imaging capabilities for use in diagnostic and therapeutic EP procedures. An integrated EP system offers the potential of consolidating controls and monitors in order to speed EP procedures and reduce personnel requirements. Our EP products offer specialized features specifically designed for the electrophysiologist. We offer:

  . a choice of ceiling or floor mounted c-arm positioners incorporating motorized isocentric c-arm movement, a feature that allows multiple fluoroscopic views of the patient's heart without moving the patient;

  . floor mounted tilt tables;

  . a ceiling suspended table capable of vertical patient positioning; and

  . pulse progressive fluoroscopy capable of reducing x-ray dosage by up to 80%.

  Until recently, most EP procedures were performed in cardiac catheterization laboratories or performed with mobile fluoroscopic systems. We, with the cooperation of the University of Colorado Health Sciences Center, developed the first dedicated EP system in 1985, and since that time has sold over 100 dedicated EP systems, primarily to teaching hospitals in the United States.

  EP/X(TM). The EP/X system, introduced in 1995, is an economical, state of the art single plane x-ray imaging system designed to meet the general EP requirements of most community and teaching hospitals. The EP/X is offered with our patented automatic pulse progressive fluoroscopy system as an option. The list price of the system ranges from $400,000 to $450,000. As a result of healthcare industry cost containment pressures, many of our EP system orders include the EP/X system.

  EP/X/2/(TM). The EP/X/2/, a cost-effective, ceiling suspended, bi-plane fluoroscopy system, is designed to meet all the positioning requirements of electrophysiologists, with easy access to the patient. We believe that bi-plane imaging will be important for new, developing EP procedures such as catheter treatment for ventricular tachycardia or atrial fibrillation. We believe a ceiling suspended system is versatile enough for use in either a dedicated EP laboratory or in a surgical suite. As a lower cost alternative, the EP/X/2/ complements our bi-plane Cardiac CX/Pegasus imaging system. The list price of the EP/X/2/ system is well below the lowest price of currently available competing systems. FDA 510(k) clearance for the EP/X/2/ was obtained in 1997. The EP/X/2/ system, which has a list price of $800,000, is installed in many leading EP laboratories throughout the United States.

  EPIC(R). EPIC is a computerized image management system used to integrate and display x-ray images and electrocardiogram, or ECG signals during an EP procedure. The EPIC can handle both bi-plane and single plane images and provides the ability to display three ECG signals from the EPACE recording system on the x-ray imaging system in both the control room and the procedure room.

  EP Stimulators. We currently market the DTU-215 EP Stimulator, a four-channel stimulator for use in EP laboratories and has under development the EP/Stim, a computer-driven stimulation system, that would allow the physician to load his personal protocols for performing electrophysiology procedures. During 2000, we continued work on a 510(k) notification for the EP/Stim to the FDA, and now believe this submission will occur during 2001 after extensive FDA review.

  Competitors in the EP market such as GE Medical Systems, Philips Electronics, Siemens A.G., and Toshiba America Medical Systems, Inc. provide single-plane systems for EP laboratories at prices ranging from $500,000 to $600,000. Our EP/X single-plane EP system, designed specifically for the requirements of the electrophysiologist, is offered at a price below the competition.

  General Radiology Products

  We also sell general x-ray imaging systems that utilize digital image capture technology. These systems are sold domestically and internationally through direct and dealer distribution channels for use in hospitals, clinics, and physician's offices for general radiographic and fluoroscopic screening. These systems are also supplied to Analogic Corporation for eventual sale by Kodak's Health Imaging Division.

  DR1000C Digital Chest System. Under a joint product development and marketing arrangement with Direct Radiography Corp., or DRC, a subsidiary of Hologic, Inc., we have developed a dedicated digital chest system incorporating DRC's Direct Ray(TM) direct-to-digital x-ray capture system. To date, the DR1000C is installed and operational at twelve sites, throughout Europe and the US. See "Strategic Alliances".

  VersaRad-D(TM). The DR1000 Digital Traumex has been relaunched as the VersaRad-D, emphasizing the product's versatility for use in general and emergency radiographic procedures. VersaRad-D is a digital version of our highly successful Traumex emergency room and general purpose x-ray system. VersaRad-D captializes on unique positioning capabilities requiring minimal patient movement, making it well suited for emergency room applications. It is also a versatile general radiographic system, allowing x-ray of the chest, skeleton, head, or other extremities. DirectRay(TM), direct-to-digital x-ray capture system, is the direct capture technology incorporated into VersaRad-D. Several systems are installed in Europe and the United States.

  Sales and Marketing

  In the United States, we currently market our products through our direct sales force and certain dealers. Direct sales offer us higher margins, more control over the sales process and customer contacts, and ongoing service revenues. We believe that sales of our more sophisticated products may be enhanced by a focused and dedicated sales force. As a result, the majority of our sales of Mammotest and EP Systems are made through our direct sales force. As of December 31, 2000, we had 12 direct sales people whose territories primarily cover large metropolitan areas and about 5 independent dealers covering the remainder of the United States. We also expect to continue to benefit from a marketing alliance with Ethicon Endo-Surgery, which has a direct sales organization and marketing resources substantially larger than those of ours. See "Strategic Alliances."

  Historically, our marketing efforts have been focused in the United States. However, we have also attempted to expand our international marketing efforts to support our expansion into the European, Asian and Latin American markets. We formed subsidiaries in Australia (1984) and Europe (1993) to manage our sales and our dealer relationships in Asia and Europe. International sales have also been made through dealers in Latin America and the Middle East. In recent years, our efforts to expand internationally have been met with limited success. Therefore, international operations have been consolidated, with closing of the subsidiary in Australia. All international operations are now headquarted at Fischer Imaging International, Norderstedt, Germany. Marketing alliances that have produced encouraging results in the United States may, in the future, receive greater emphasis internationally as a means of expanding our markets.

  Our marketing activities include trade shows, advertising in professional journals, telemarketing and the administration of seminars, conferences and physician training programs. The marketing group develops sales leads and assesses customer satisfaction with our products, as well as with direct and dealer service performance.

  Our service organization is responsible for installing our products and providing warranty service. Products sold by the direct sales force carry limited warranties covering parts and labor for periods ranging from six to twelve months. Products sold through dealers carry more limited warranties, with terms ranging from six to twelve months and typically covering only parts or components. Service personnel offer maintenance service either under contracts or at hourly rates. The direct service organization also provides maintenance service in some foreign countries. In other foreign countries, we utilize dealers and third parties to provide maintenance service for our products. As of December 31, 2000, we employed 38 field and technical support engineers and 13 administrative and management personnel in our U.S. service organization.

International Operations--The costs, uncertainty of product acceptance, and other elements of doing business internationally could affect whether we can be successful in establishing profitable international operations.

  Revenues from customers based outside the United States accounted for 16.9%, 15.4% and 15.6% of our total revenues in 2000, 1999 and 1998, respectively. Risks of doing business outside the U.S. include:

  . the expense and difficulty of establishing, expanding, and managing international operations;

  . the uncertainty of market acceptance of our products;

  . the difficulty of enforcing agreements, collecting receivables, and protecting intellectual property in foreign countries;

  . the potential imposition by foreign countries of additional withholding taxes, income taxes, tariffs, or other restrictions on foreign trade; and

  . potential difficulties in obtaining U.S. export licenses.

See Note 11 "Operating and Geographic Segment Information", of Notes to Consolidated Financial Statements for additional information.

Strategic Alliances--Our ability to meet manufacturing demand, achieve market acceptance of new products, and obtain financial sponsorship will determine the success of strategic alliances.

  We have a strategic marketing and distribution alliance that we believe will allow us to compete more effectively in the markets for our products.

  Ethicon Endo-Surgery, Inc., a Johnson & Johnson company. Since October 1997, we have been operating under a marketing partnership with Ethicon Endo-Surgery, Inc. for the marketing and sale of Mammotest Plus

"S", a version of our Mammotest Plus prone biopsy system designed for the requirements of the surgical market. To date, we have been able to attain sufficient manufacturing capacity necessary to meet the additional demand generated by this marketing partnership.

  In December 1998, we entered into an agreement with Ethicon Endo-Surgery Europe for the distribution of the Mammotest system in Europe. Under this agreement, we will provide applications and service support, while EES Europe is responsible for sales of the Mammotest system. Under the terms of this agreement, in the event that we, in the future, were unable to meet certain potential delivery obligations, Ethicon Endo-Surgery could have the right to demand a liquidated damages amount of $600,000 and terminate the agreement.

  CADx Medical Systems. We have also entered into a development agreement with the intentions of integrating Computer Aided Detection, or CAD, with the SenoScan full field digital mammography system. CADx and we will collaborate on the development, integration and regulatory approvals necessary for sale of the product in the United States

Backlog

  Our backlog generally includes only product orders for which delivery is requested within the upcoming twelve months. Backlog as of any particular date should not be relied upon as being indicative of our revenues for any future period.

Research and Development

  We have a number of potential new products in various stages of development. Currently, our research and development efforts are focused on the development of SenoScan, our full field digital mammography system employing CCD imaging technology. In addition, we are expending significant research efforts to integrate breast ultrasound with the Mammotest system (MammoSound). Research and development expenditures totaled $3.7 million, $5.9 million and $6.4 million in 2000, 1999, and 1998, respectively.

  We believe that our ability to develop technical innovations and apply them to new products designed for targeted clinical applications has been and continue to be important to our success. Our key areas of engineering expertise include digital image processing, structural mechanical design, microprocessor control of servo systems, high voltage x-ray generator design and high resolution video systems. As of December 31, 2000, we employed 20 engineers and technicians in research and development.

Risks of Technological Change and New Products--Quick response to technological change will be critical to our future success.

  The market for our products is characterized by rapid and significant changes in competitive technologies, evolving medical industry standards, and the frequent introduction of new products. Alternative surgical procedures or technologies or new medications may also be developed and marketed. Products based on new technologies or new medications may also be developed and marketed. Products based on new technologies could replace or reduce the importance of current procedures that utilize our products and render these products noncompetitive. Therefore, our success will depend in part on our ability to respond quickly to new product introductions, marketing campaigns and medical and technological changes through the development of new products. There can be no assurance that we will be able to develop new products in the future in a timely or cost-effective manner, if at all, or that our current products will not be rendered obsolete or noncompetitive.

Risks of New Product Development and Market Acceptance--The success of new products is dependent on successful product design efforts, receipt of FDA clearances, and market acceptance.

  We have a number of potential new products in various stages of development. Current research and development efforts are focused on the development of SenoScan, our full field digital mammography system.

In addition, significant efforts are being expended on integration of ultrasound with the Mammotest Plus "S" system. These products involve technological innovation and require significant planning, design, development and testing at the technological, product and manufacturing process levels. Significant investments in research and development, equipment, inventory, manufacturing and marketing are also required. Lengthy and expensive clinical trials could also be required prior to submission to the FDA for FDA clearance or approval. There can be no assurance that we will be able to successfully design, manufacture and market these new products or that the new products will receive FDA clearance or approval. In addition, our newest products may be used with minimally-invasive surgical procedures and we believe that we must demonstrate to physicians and managed healthcare organizations the clinical benefits, safety, efficacy and cost-effectiveness of our products for such procedures. In particular, we must demonstrate that our products are an attractive alternative to other products and methods that may be widely accepted. There can be no assurance that surgeons will embrace such techniques as replacements for open surgical procedures or that hospitals will be willing to invest in and utilize our products. Lack of widespread acceptance of these products could have a material adverse effect on our future revenues and earnings. See "-Research and Development."

Competition--The strategies of competitors, some of which hold greater resources than us, could adversely impact our success.

  We encounter and expect to continue to encounter intense competition in the sale of our products. We believe that we maintain, with respect to each of our products, distinct competitive advantages in one or more of these areas:

  . the clinical aspects of the products;

  . product features;

  . speed of introduction of new products utilizing changes in technologies, performance and quality;

  . upgrade flexibility;

  . price; and

  . customer service.

  Our competitors include large multinational corporations, including GE Medical Systems, Siemens, Philips, Toshiba, Shimadzu, and Picker, as well as a number of other companies such as Hologic Corporation. These companies typically have a larger installed base and far greater financial, management, manufacturing, sales and marketing, and other resources than us. As a result, they may be able to more quickly adapt to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, manufacture, promotion and sale of their products. We also face competition from sellers of used x-ray imaging equipment, particularly general radiology systems, at prices substantially below the prices of our new products. In addition, we compete for acquisition opportunities, service contracts and experienced personnel.

  Our Mammotest system principally competes with the prone-positioning breast biopsy system manufactured by Hologic, formerly manufactured by Trex Medical Systems. Hologic continues to aggressively price and market Lorad, their prone-positioning breast biopsy system. Many larger companies, including GE Medical Systems, Philip and Siemens, also offer stereotactic add-on systems. In December 1998, following the acquisition of U.S. Surgical Corporation, or USSC, by Tyco Corporation, Trex Medical announced the termination of our OEM agreement with USSC for the sale of the stereotactic table manufactured by Lorad on a private label basis. In December 1999, Trex Medical announced it had agreed to repurchase $4.7 million in inventory from USSC. It is expected that these repurchased systems will be available on the market at low prices, harming our ability to sell our system at normal prices. See Item 3 "Legal Proceedings" for a discussion of our patent infringement litigation against Lorad (Trex).

Government Regulation--Our success is dependent on complying with the complex regulatory requirements of a variety of U.S. and international governmental agencies.

  Our business is subject to substantial regulation by the FDA and equivalent agencies in foreign countries. Failure to comply with applicable regulatory requirements can result in, among other things, civil and criminal fines, orders to repair or replace devices or to refund the device purchase price, suspensions and withdrawals of approvals, product recalls, detentions or seizures, injunctions and criminal prosecutions.

  FDA regulations require manufacturers of medical devices to adhere to "Quality Systems Regulations", which include testing, quality control and documentation procedures for design and manufacturing. Our manufacturing facilities are subject to periodic inspection by the FDA. In March 1995, we were issued a Warning Letter by the FDA concerning documentation and other deficiencies at our Denver facility. We rectified these deficiencies and resolved this matter with the FDA later that year. Following an inspection which concluded in December 1996, the FDA issued Inspectional Observations Form 483, or Form 483, and a Warning Letter concerning manufacturing practices at our Denver facility. The FDA requested a written response to the Warning Letter regarding planned corrective actions and a favorable third-party certification of our manufacturing and quality systems. These actions were completed. In October 1998, following a periodic inspection, the FDA issued a Form 483 regarding possible deficiencies in manufacturing, quality, and documentation practices. We have submitted our response to the Form 483 and have instituted corrective actions.

  Failure to satisfy FDA requirements can result in our inability to receive awards of federal government contracts, to receive new marketing or export clearances for products manufactured at our Denver facility, or FDA enforcement actions including, among other things, product seizure, injunction, and/or criminal or civil proceedings being initiated by the FDA without further notice. The issuance of another Form 483 increases the possibility that one or more of these sanctions could be imposed in the future. Although we strive to operate within the requirements imposed by the FDA, there can be no assurances that these deficiencies can be corrected or that we will be able to satisfy FDA compliance concerns in the future. Ongoing FDA compliance reviews and/or related delays in future product clearances could have a material adverse effect on us.

  The FDA has post-marketing controls that include a requirement to file medical device reports when we become aware of information suggesting that one of our marketed products may have caused or contributed to a death, serious injury or serious illness or has malfunctioned in a way which could lead to that result. We must utilize field performance information, which includes any reportable events, in our quality control system to make any changes necessary to reduce or eliminate similar events in the future. The FDA utilizes Medical Device Reports to determine whether it should exercise enforcement powers, such as mandatory product recalls, temporary suspensions of approvals, or withdrawal of 510(k) marketing clearances or pre-market approvals. The filing of Medical Device Reports indicating unexpected product hazards or the failure to comply with medical device reporting requirements could have a material adverse effect on us.

  Each of our products are required to receive FDA clearance or approval prior to commercialization. To date, all of our products have been classified by the FDA as Class II medical devices and have been eligible for FDA marketing clearance under the FDA's 510(k) pre-market notification process, which is generally less time consuming than the more involved pre-market approval process for Class III medical devices, or PMA. We believe that most of our currently anticipated future products and substantial modifications to existing products will be eligible for the 510(k) pre-market notification process. However, the FDA has now provided guidance suggesting that a PMA for full-field digital imaging mammography systems like the SenoScan system is the most practical means to market.

  Under a PMA the FDA has the right to require extensive clinical studies, manufacturing information and most likely a review by a panel of experts outside the FDA. Clinical studies would need to be conducted in accordance with FDA requirements. Failure to comply with FDA requirements could result in the FDA's refusal to accept the data or the imposition of regulatory sanctions. There can be no assurance that the necessary applications clearances or approvals for any of our new products, including SenoScan, will be made or obtained on a timely basis, if at all. Failure to obtain necessary regulatory approvals, the restriction, suspension or revocation of existing approvals, or any failure to comply with regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

  Sales of medial devices outside of the United States are subject to FDA export and international regulatory requirements that vary from country to country. The time required to obtain approval for sale internationally may be longer or shorter than that required for FDA clearance or approval, and the requirements may differ. There can be no assurance that we will obtain regulatory approvals in such countries or that it will not incur significant costs in obtaining or maintaining our foreign regulatory approvals. We have obtained the certifications necessary to permit the "CE" mark to be attached to those products currently being sold in Europe. The CE mark is an international symbol of quality that is now required for sales into the countries which are members of the European Union. While we have approval to sell into the European Union, there can be no assurance that we will be able to obtain other international regulatory approvals. In addition, significant costs and delays may be encountered in obtaining such approvals.

  We are also regulated by the FDA under the Radiation Control for Health and Safety Act of 1968, which specifically addresses radiation emitting products. Under this law, we must submit initial reports on any new x-ray systems that require certification. In addition, we must submit installation reports to the FDA certifying compliance with installation instructions of the manufacturer. Under certain circumstances, we also are required to submit Product Defect Reports concerning our radiation emitting products to the FDA and, sometimes, to the first purchasers of the products. Product Defect Reports describe any safety related product defects or the failure of a product to conform to an applicable standard of which we have become aware. Additionally, we are required to submit Accidental Radiation Occurrence reports to the injurious exposure to any person. However, we need not file both a Medical Device Report and an Accidental Radiation Occurrence report on the same incident. A failure to comply with these regulations could have a material adverse effect on us. Furthermore, discovery of unexpected product hazards or failures to meet required standards through the reporting system could also have a material adverse effect on us.

  We are also subject to other federal, state, local and international laws and regulations related to worker health and safety, environmental protection and export controls. We believe we are in compliance in all material respects with these other laws and regulations and that maintaining such compliance will not have a material financial impact on our capital expenditures, earnings or competitive position.

Government Reimbursement--Our future success is very dependent on the reimbursement policies of various governmental agencies.

  Medicare reimbursement for hospitals represents about 40% of all hospital revenues. Since 1983, Medicare has limited reimbursement to a fixed amount, based on specified categories of diagnosis known as Diagnosis Related Groups. Hospital profit margins have been reduced significantly since the introduction of fixed reimbursement amounts based on Diagnosis Related Groups. Therefore, hospitals have incentive to use less costly treatment methods. If a new technology is considered to be more cost effective, hospitals will frequently make capital expenditures to provide cost savings. Frequently, Medicare reimbursement rates are reduced to reflect the adoption of a new procedure or technique and, as a result, hospitals are generally willing to implement new cost saving technologies before these downward adjustments in rates become effective. We believe that since minimally invasive surgical techniques are generally less expensive than open or conventional surgery, our stereotactic breast biopsy, electrophysiology and endovascular systems provide hospitals the opportunity to reduce costs and, therefore, in the context of a fixed reimbursement structure, we may benefit from cost containment programs.

  In 1991, the Health Care Financing Administration published rules to change the method of capital reimbursement for hospitals. The rules changed capital reimbursement from a system based on costs to one based on prospective payment. The rules provide for a ten year transition and permit hospitals with unusually low or high capital reimbursement methods to be reimbursed fairly. We believe that these capital reimbursement rules impact facilities expansion more heavily than medical equipment purchases.

  Beginning in 1992, Medicare phased in over a five year period a system under which reimbursements to physicians are based on the lower of their actual charges or a fee schedule amount based on a "resource-based relative value scale." This replaced a "charge-based" fee schedule, and generally lowers the reimbursements received by radiologists and cardiologists from the previous method.

  The Federal government also regulates the reimbursement of fees related to certain diagnostic procedures or medical conditions and capital equipment acquisition costs connected with services to Medicare beneficiaries. Other legislation has limited Medicare reimbursement of these fees, which has the effect of limiting the availability of reimbursement for procedures or conditions and, as a result, may inhibit or reduce demand by healthcare providers for our products. For example, the Balanced Budget Act of 1997, enacted by Congress in August 1997, reduces capital expenditure payments to hospitals by some two percent for the period October 1, 1997 through September 30, 2002. Additionally, hospitals may continue to face other capital constraints, which prevent them from investing in such equipment. In addition, widespread use of procedures utilizing our SenoScan digital or breast magnetic resonance imaging mammography systems, which are currently under development, would likely require reimbursement in excess of those currently permitted under Medicare guidelines. As a result, the demand for these systems may be limited.

  While we cannot predict what effect the policies of government agencies and other third party payers will have on future sales of our products, there can be no assurance that such policies would not have a material adverse impact on our business.

Manufacturing

  Our products are manufactured at our manufacturing facility in Denver, Colorado. Production processes include machining, fabrication, printed circuit board assembly and testing, subassembly, system assembly and final testing. We have invested in various automated and semi-automated equipment for the fabrication and machining of parts and assemblies incorporated in our products. We may from time to time further invest in such equipment when cost-justified. Our quality assurance program includes various quality control measures from inspection of raw materials, purchased parts and assemblies through on-line inspection.

  Our manufacturing processes are, for the most part, vertically integrated, although some outsourcing is employed to take advantage of economies of scale at outside manufacturing facilities and to alleviate manufacturing bottlenecks. We purchase materials and components from various suppliers that are either standard products or built to our specifications. Certain components used in existing products, as well as products under development, are frequently purchased from single sources. We believe that alternative sources for such components may generally be obtained when necessary, although the need to change suppliers or to alternate between suppliers might cause material delays in delivery or significantly increase costs. Moreover, there can be no assurance that we will be able to timely obtain components from alternate sources and on commercially reasonable terms, if at all, and that we would not suffer a material adverse effect as a result.

Manufacturing and Operating Risks--Our success is dependent upon establishing appropriate manufacturing processes, resolving supply issues, obtaining adequate manufacturing resources, and being able to contain manufacturing costs.

  The scope of the product lines offered by us and the need for product customization require a number of separate manufacturing processes and components and significant management and engineering time and expertise. Additionally, as we develop new products, we will be required to refine the prototypes of these products and develop new processes to manufacture these products in commercial quantities. We have encountered and may continue to encounter difficulties involving inventory supply, length of production cycles and shortages of manufacturing personnel. Due to the shifting demand for our products and the high fixed costs associated with manufacturing these products, we may encounter difficulty managing our operating costs. There can be no assurance that we will be able to reliably or efficiently manufacture our existing or new products at commercially reasonable costs on a timely basis, if at all. Failure to effectively manage the development and manufacture of our products could adversely affect us.

Product Liability, Market Withdrawal, and Product Recalls--Potential product defects or related performance or safety issues might result in product recalls, loss of market share and significant legal or insurance costs.

  Our business exposes us to potential product liability claims which are inherent in the manufacture and sale of medical devices and, as such, we may face substantial liability to patients for damages resulting from the faulty design or manufacture of products. We have been a defendant from time to time in product liability actions. We maintain product liability insurance with coverage limits of $5 million per occurrence and per year in the aggregate. There can be no assurance that product liability claims will not exceed coverage limits or that such insurance will continue to be available at commercially reasonable rates, if at all. Consequently, a product liability claim or other claim in excess of insured liabilities or with respect to uninsured liabilities could have a material adverse effect on us.

  Complex medical devices, such as our products, can experience performance problems in the field that require review and possible corrective action by the manufacturer. We periodically receive reports from users of our products relating to performance difficulties they have encountered. These or future product problems could result in market withdrawals or product recalls, which could have a material adverse affect on our business, financial condition and results of operations.

Patents and Intellectual Property--Patents, trademarks, and confidentiality agreements could be ineffective in protecting our proprietary information.

  We seek to protect our proprietary rights through a combination of technical experience, patent, trade secret and trademark protection and nondisclosure agreements. Our future success will depend in part on our ability to obtain and enforce patent protection for our products and processes, preserve our trade secrets and operate without infringing on the patent or proprietary rights of others. Our issued patents cover, among other things, certain features of our Mammotest stereotactic breast biopsy system, our SenoScan digital mammography system, and our MR biopsy system.

  We have numerous U.S. and foreign issued patents and pending patent applications covering various aspects of our products. There can be no assurance, however, that our current or future patents will not be challenged, invalidated or circumvented, or that the rights thereunder will provide us with significant competitive advantages. In addition, the laws of some foreign countries do not protect proprietary right to the same extent as the laws of the United States. We anticipate that any attempt to enforce our patents would be time consuming and costly. In addition, we could be found to have infringed on patents of others and, as a result, could be required to alter our products or processes or acquire licensing rights. Such rights might not be available on commercially reasonable terms, if at all, requiring us to cease making and selling any infringing products and pay damages for past infringement.

  We also rely on trade secrets and proprietary know-how that we seek to protect, in part, through appropriate confidentiality and proprietary information agreements. These agreements generally provide that all confidential information developed or made known to an individual during the course of his or her relationship with us is not to be disclosed to third parties, except in specific circumstances. They also generally provide that all inventions conceived by the individual in the course of his or her services to us are our exclusive property. There can be no assurance that confidentiality or proprietary information agreements will not be breached, that remedies for any breach would be adequate, or that our trade secrets will not otherwise become known to, or independently developed by, competitors.

  We, from time to time, have technology license agreements under which we pay nominal royalties in connection with the sale of products using a third party's technology.

  As described more fully under Item 3 "Legal Proceeding," we continue to vigorously pursue our claims of patent infringement against Lorad covering certain features of our stereotactic breast biopsy system.

  Fischer(R), Fischer Imaging(R), Mammotest(R), SenoScan(R), EPIC(R), Mammovision(R), and TRAUMEX(R) are our registered trademarks, and Mammotest Plus(TM), Mammotest Plus "S"(TM), Mammovision Plus(TM), MammoSound(TM), HFX(TM), HFX Plus(TM), Cardiac CX/Pegasus(TM), Target on Scout(TM), EPACE(TM), and EP/Stim(TM), EP/X(TM), and EP/X/2/(TM) are our trademarks.

Risk of Dependence on Key Personnel--The departure of key employees could adversely affect our future success.

  Our future performance is partially dependent on the services of Louis E. Rivelli, our President and Chief Executive Officer, and Morgan W. Nields, our Chairman. We have no employment agreement with Mr. Rivelli or Mr. Nields nor, typically, with other executives. We carry $5 million of key man life insurance on Mr. Nields. In addition, our continued success will depend heavily on our ability to attract and retain highly qualified engineering, management, manufacturing, marketing and sales personnel. There can be no assurance that we will be able to continue to attract and retain such people. Failure to hire and retain such personnel could have a material adverse effect on us.

Risk of Price Volatility of Common Stock--Significant fluctuations in our quarterly operating performance or in stock market performance generally could cause the price of our Common Stock to be highly volatile.

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

Risk of Fluctuations in Quarterly Results of Operations--Various factors identified in this report are likely to continue to cause significant fluctuations in operating results.

  We have experienced fluctuations in our quarterly operating results and anticipate that such fluctuations will continue and could intensify. Factors giving rise to fluctuations in operating results include, but are not necessarily limited to, those identified in the "Overview" section of Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K. Fluctuations in operating results may result in volatility in the price of the Common Stock. Although we have taken significant steps to return to profitability, there can be no assurance that continued profitability will be achieved or that levels of profitability will not vary significantly between quarters.

  Based on the foregoing, we believe that future revenues, expenses, and operating results are likely to vary significantly from quarter to quarter. As a result, quarter-to-quarter comparisons of operating results are not necessarily meaningful or indicative of future performance. Further, it is likely that, from time to time, our future quarterly operating results may be below the expectations of public market analysts or investors. In such event, or in the event that adverse medical device market conditions prevail, or are perceived to prevail, with respect to our business or generally, the market price of our Common Stock would likely be materially adversely affected.

Risks Associated with Shares Eligible for Future Sale--Exercises of a significant number of stock options, or other substantial sales of Common Stock could adversely effect the market price of Common Stock.

  Sales of a substantial number of shares of Common Stock, or the perception that such sales could occur, could have a material adverse effect on the market price of our Common Stock and could impair our ability to raise capital through the sale of equity securities. As of March 1, 2001 there were approximately 8,630,972 shares of Common Stock outstanding, and there were 1,533,025 shares reserved for issuance upon exercise of outstanding stock options, 411,520 of which were then exercisable.

  Future sales of shares of Common Stock under Rule 144 of the Securities Act by existing stockholders of Common Stock (through the exercise of registration rights or otherwise) or through the issuance of shares of Common Stock upon the exercise of options or otherwise could have an adverse effect on the price of the Common Stock.

Risks Associated with Control by Management and Certain Stockholders--Our policies could be significantly influenced by the voting power of our officers, directors, and significant shareholders.

  Our officers and directors beneficially own, in the aggregate, approximately 12% of our Common Stock as of March 1, 2001. As a result, the officers and directors are able to exercise significant influence on the election of our Board of Directors and thereby direct our policies.

Certain Anti-Takeover Effects--Certain terms of our charter and other agreements, and the concentration of share ownership, could discourage purchases of or offers to purchase us, even if favorable to stockholders.

  Our Certificate of Incorporation and Bylaws include provisions that may be deemed to have anti-takeover effects and may delay, defer or prevent a takeover attempt that stockholders might consider in their best interests. These provisions include the ability of the Board of Directors to issue shares of preferred stock in one or more series with such rights, obligations and preferences as the Board of Directors may provide, a "fair price" provision, a provision that requires stockholder action to be taken at meetings and not by written consent, a provision under which only the Board of Directors may call meetings of stockholders, certain advance notice procedures for nominating candidates for election to the Board of Directors and staggered terms for our Board of Directors.

  In November 1994, our Board of Directors adopted a stockholder rights plan and, pursuant thereto, issued preferred stock purchase rights, or Rights to the holders of our Common Stock. The Rights have certain anti-takeover effects. If triggered, the Rights would cause substantial dilution to a person or group of persons (other than certain exempt persons, including Morgan W. Nields, one of our founders and our Chairman of the Board, and GE Medical Systems) who acquires more than 15% of the Common Stock on terms not approved by the Board of Directors. See Note 7 "Stockholders' Investment," of Notes to Consolidated Financial Statements for information regarding our Retention Bonus Plan.

Employees

  As of December 31, 2000, we had 209 employees, including 105 in manufacturing, 13 in engineering, 66 in sales, marketing and service and 25 in administration. None of our employees are parties to a collective bargaining agreement. We consider relations with our employees to be satisfactory. On an as needed basis we sub-contract personnel to augment our needs.

ITEM 2. PROPERTIES

  We maintain leased office and manufacturing facilities in Denver, Colorado. This facility includes approximately 120,000 square feet of office and manufacturing space and are leased from a partnership whose general partners are Morgan W. Nields, our Chairman of the Board, and Kinney L. Johnson, a stockholder. The Denver facilities include our headquarters. We also lease office space in Germany and China. We believe our present facilities can accommodate several years of growth.

ITEM 3. LEGAL PROCEEDINGS

  We are a defendant in various lawsuits incident to the operation of our business. In addition, we may from time to time be engaged in litigation or other legal proceeding concerning disputes with our OEM customers. We believe that there are no pending legal proceedings that would have a material adverse effect on our consolidated financial position.

  In April 1992, we filed a patent infringement lawsuit again Lorad, now owned by Trex Medical, in the United States District Court for the District of Colorado. We own patent No. 5,078,142, covering certain features of our Mammotest stereotactic breast biopsy system and believe that Lorad has infringed certain claims of our patent with the introduction of our mammographic biopsy system. In April 1998, following receipt of patent No. 5,735,264, we filed a second patent suit against Trex Medical, also in U.S. District Court for the District of Colorado. In July 1998, the U.S. District Court granted our Motion to Consolidate the two patent infringement suits. The consolidated suit seeks to enjoin Lorad and its agents from the manufacture, use and sale of the allegedly infringing stereotactic breast biopsy system. We are also seeking treble damages and attorney's fees. Pre-trial discovery and deposition activity is now complete. A Markman hearing was held June 2, 1999 regarding claims construction interpretation. The parties await the judge's decision. During 2000, Hologic Corporation purchased Trex and we have filed a motion to preserve our legal rights and claims in this matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Our Common Stock trades on the Nasdaq Stock Market under the symbol "FIMG". The following table sets forth, for each of the periods indicated, the high and low closing sale prices per share of the Common Stock as reported by the Nasdaq Stock Market.

                                                                     High   Low
                                                                     ----- -----
      1999
      First Quarter................................................. $2.38 $1.25
      Second Quarter................................................  2.00  1.38
      Third Quarter.................................................  1.63  0.94
      Fourth Quarter................................................  2.38  0.91

      2000
      First Quarter................................................. $5.63 $1.75
      Second Quarter................................................  4.06  2.06
      Third Quarter.................................................  3.94  2.06
      Fourth Quarter................................................  3.88  2.38

  As of March 1, 2001, there were about 250 recordholders of our Common Stock. We believe that it has in excess of 1,500 beneficial owners.

  We have not paid any cash dividends on our Common Stock and intend to retain future earnings to finance the growth of our business rather than to pay cash dividends. We are subject to restrictions on the paying of dividends under terms of our revolving credit agreement and under state law.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  The following table contains certain selected consolidated financial data and is qualified by the detailed Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. The consolidated balance sheet data as of December 31, 2000 and 1999, and the consolidated statement of operations data for each of the three years in the period ended December 31, 2000 have been derived from our Consolidated Financial Statements, which have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their report included elsewhere herein. The consolidated balance sheet data as of December 31, 1998, 1997 and 1996, and the consolidated statement of operations data for the two years in the period ended
December 31, 1997 is derived from our Consolidated Financial Statements which have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their reports, which statements are not included herein.

                                          Year Ended December 31,
                                  --------------------------------------------
                                   2000     1999     1998      1997     1996
                                  -------  -------  -------  --------  -------
                                   (In thousands, except per share data)
Statement of Operations Data:
Revenues
  Products and services.........  $51,016  $59,871  $59,804  $ 56,908  $77,508
  Sale of manufacturing
   license......................      --     6,200      --        --       --
                                  -------  -------  -------  --------  -------
    Total.......................   51,016   66,071   59,804    56,908   77,508
  Cost of Sales
  Products and services.........   25,422   36,697   36,883    39,252   47,073
  Sale of manufacturing
   license......................      --       400      --        --       --
                                  -------  -------  -------  --------  -------
    Total.......................   25,422   37,097   36,883    39,252   47,073
                                  -------  -------  -------  --------  -------
      Gross profit..............   25,594   28,974   22,921    17,656   30,435
Operating expenses
  Research and development......    3,708    5,850    6,394     6,043    6,746
  Selling, marketing and
   service......................   14,146   15,783   15,299    16,323   18,776
  General and administrative....    5,205    5,945    5,284     4,988    4,863
  Litigation loss...............      --       --       500       --       --
  Restructuring provisions......      --       750      --      2,900      --
                                  -------  -------  -------  --------  -------
    Total operating expenses....   23,059   28,328   27,477    30,254   30,385
                                  -------  -------  -------  --------  -------
Earnings (loss) from
 operations.....................    2,535      646   (4,556)  (12,598)      50
Interest expense................     (475)    (753)    (357)     (181)    (595)
Interest income.................       65       91       74       271      138
Other income (expense), net of
 unusual charges................        7     (327)      38      (760)    (163)
                                  -------  -------  -------  --------  -------
Earnings (loss) before income
 taxes..........................  $ 2,132  $  (343) $(4,801) $(13,268) $  (570)
Provision (benefit) for income
 taxes..........................      --       --     2,002       --      (209)
                                  -------  -------  -------  --------  -------
Net earnings (loss).............    2,132     (343)  (6,803)  (13,268)    (361)
                                  =======  =======  =======  ========  =======
Net earnings (loss) per common
 share
  Basic.........................  $  0.28  $  (.05) $  (.97) $  (1.91) $  (.06)
                                  =======  =======  =======  ========  =======
  Diluted.......................  $  0.27  $  (.05) $  (.97) $  (1.91) $  (.06)
                                  =======  =======  =======  ========  =======
Shares used to calculate
 earnings (loss) per share
  Basic.........................    7,541    7,029    6,980     6,949    6,299
                                  =======  =======  =======  ========  =======
  Diluted.......................    7,822    7,029    6,980     6,949    6,299
                                  =======  =======  =======  ========  =======

Balance Sheet Data (at end of
 period):
Working Capital.................  $23,372  $14,739  $19,095  $ 25,179  $36,187
Total assets....................   38,476   41,009   50,969    49,144   60,432
Total debt......................      879    7,134    7,425       533      432
Total stockholders' investment..   27,977   21,716   28,430    35,185   47,805

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Forward-Looking Statements and Risks of Investing in Us

  The following discussion of the results of operations and financial condition should be read in conjunction with our Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K. This Form 10-K, including information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, statements that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "expects", "anticipates", "plans", "estimates", and similar words and expressions are intended to identify such statements. These forward-looking statements include statements about:

  . resolutions of deficiencies noted by the FDA;

  . the adequacy of financial resources;

  . future revenues, expenses and other operating results;

  . sales under our strategic alliances, marketing arrangements, and other agreements pertaining to Mammotest, digital radiography and other products;

  . the status of SenoScan and other new products in development;

  . the size and growth of our markets;

  . the success of efforts to reduce manufacturing and other costs;

  . manufacturing capacity and capabilities;

  . submissions to the FDA and receipt of FDA approvals and clearances;

  . the availability of raw materials and components; and

  . other matters.

  These forward-looking statements involve risks and uncertainties. The actual results that we achieve may differ materially from those discussed in such forward-looking statements due to the risks and uncertainties described in the risks of investing in us set forth:

  (1) in the business section of this From 10-K under the headings: "Sales and Marketing," "International Operations," "Strategic Alliances", "Risks of Technological Change and New Products," "Risks of New Product Development and Market Acceptance," "Competition," "Government Regulation," "Government Reimbursement," "Manufacturing and Operating Risks," "Product Liability, Market Withdrawal, and Product Recalls," "Patents and Intellectual Property," "Risk of Dependence on Key Personnel,";

  (2) in the "Market for Registrant's Common Equity and Related Stockholder Matters" under the headings "Risk of Price Volatility of Common Stock," "Risks Associated with Shares Eligible for Future Sale," "Risks Associated with Control by Management and Certain Stockholders," and "Certain Anti-Takeover Effects,";

  (3) in the Management's Discussion and Analysis of Financial Condition and Results of Operations, or MD&A section under the "Overview," "Quantitative and Qualitative Disclosures About Market Risk," "FDA Regulations," and "Recent Developments" headings;

  (4) elsewhere in the Business, Management's Discussion & Analysis, or MD&A, and other sections of this Form 10-K; and

  (5) in our Quarterly Reports on Form 10-Q under the "Management's Discussion and Analysis of Financial Conditions and Results of Operations--Overview," section of MD&A and elsewhere.

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

  We have experienced annual losses from operations for four of the past five fiscal years. Significant factors giving rise to 1999 and earlier losses include: costs associated with excessive manufacturing capacity; intense competition for certain of our products; declining margins and demand for OEM products; and a general slowdown in capital expenditures by hospitals. We have taken steps to reduce costs and improve sales, including:

  . entering into distribution partnerships in 1997 and 1998 with Ethicon
    Endo-Surgery for the marketing and sale of Mammotest breast biopsy systems in the United States and in Europe;

  . entering into a strategic alliance with Hologic Corporation for the marketing and sale of digital radiography products under Kodak's name and distribution system;

  . closure of our Addison, Illinois manufacturing facility;

  . a workforce reduction of approximately 20% in the third and fourth quarters of 1999; and

  . other actions to reduce operating expenses and manufacturing costs.

  Sustained return to profitability will depend on many factors, including:

  . sufficient demand for our products to offset the effects of the reductions in OEM business;

  . the adequacy of financial resources;

  . our ability to maintain or increase gross margins;

  . the effectiveness of efforts to control manufacturing and other costs;

  . effective negotiation and implementation of product distribution arrangements;

  . effective implementation of domestic and international marketing and sales strategies; and

  . the development and introduction of new products that compete successfully.

  We expect continued fluctuations in quarterly and annual revenues, operating results and net income, depending on such factors as:

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

  . seasonal patterns and other timing issues affecting customer purchasing decisions; and

  . the outcome of claims against us.

  These factors can occur unexpectedly and, because many of our costs are fixed, we may not be able to sufficiently reduce our costs in periods when revenues are less than anticipated and may, as a result, suffer unexpected losses.

FDA Regulation

  We are subject to periodic inspections by the Food and Drug Administration, whose primary purpose is to audit our compliance with Quality System Regulations, which include testing, quality control and documentation procedures. Failure to satisfy FDA requirements can result in: (1) our inability to receive awards of federal government contracts; (2) an inability to receive new marketing or export clearances; or (3) FDA enforcement actions including, among other things, product seizure, injunction, and/or criminal or civil proceeding which could be initiated without further notice. Although we strive to operate within FDA requirements, there can be no assurance that deficiencies can be corrected or that we can satisfy future FDA compliance concerns. Sanctions resulting from FDA compliance reviews or related delays in product clearances could have a material adverse effect on us.

Results of Operations, Excluding Restructuring Charges and Other One-Time
Items

  Our results of operations for the years ended December 31, are as follows (in thousands):

                                                 Increase (Decrease)
                                          ------------------------------------
                                                                         Net
                                                     Gross   Operating Income
                                          Revenues  Profit   Expenses   (Loss)
                                          --------  -------  --------- -------
Year Ended December 31, 2000:
Reported results of operations........... $51,016   $25,594   $23,059  $ 2,132
Accruals for contractual issues..........     --        --       (298)     298
                                          -------   -------   -------  -------
Normalized results of operations......... $51,016   $25,594   $22,761  $ 2,430
                                          =======   =======   =======  =======
Year Ended December 31, 1999:
Reported results of operations........... $66,071   $28,974   $28,328  $  (343)
Restructuring provision (1)..............     --        --       (750)     750
Sale of manufacturing license (2)........  (6,200)   (5,800)      --    (5,800)
Accruals for contractual issues..........     --        --       (886)     886
                                          -------   -------   -------  -------
Normalized results of operations......... $59,871   $23,174   $26,692  $(4,507)
                                          =======   =======   =======  =======
Year Ended December 31, 1998:
Reported results of operations........... $59,804   $22,921   $27,477  $(6,803)
Accruals for litigation loss (3).........     --        --       (500)     500
                                          -------   -------   -------  -------
Normalized results of operations......... $59,804   $22,921   $26,977  $(6,303)
                                          =======   =======   =======  =======

- --------
(1) During the second quarter of 1999, we decided to discontinue a product line previously produced in our Addison, Illinois manufacturing facility and recorded an additional facility closing charge of $750,000, primarily for related product warranty issues. See Note 6 of Notes to Consolidated Financial Statements.
(2) During the first quarter of 1999, we sold to G.E. Medical Systems a non-exclusive right to manufacture the Tilt-C system, in exchange for 826,666 shares of Series D Convertible Preferred Stock previously owned by G.E. Medical Systems. See Note 7 to Notes to Consolidated Financial Statements.
(3) The litigation loss of $0.5 million. or 0.8% of total revenue, is the result of our guarantee of work performed by a now-bankrupt dealer in the United Kingdom.

  The remainder of Management's Discussion and Analysis of Results of Operations will be based on normalized results of operations for the years ended December 31.

  The following table sets forth the percentage relationship to revenues represented by certain data included in our statements of operations for the years ended December 31:

                                                          2000   1999    1998
                                                          -----  -----   -----
   Revenues.............................................. 100.0% 100.0 % 100.0 %
   Cost of sales.........................................  49.8   61.3    61.7
                                                          -----  -----   -----
     Gross profit........................................  50.2   38.7    38.3
                                                          -----  -----   -----
   Operating expenses:
     Research and development............................   7.3    9.8    10.7
     Selling, marketing and service......................  27.7   26.4    25.6
     General and administrative..........................   9.6    8.4     8.8
                                                          -----  -----   -----
       Total operating expenses..........................  44.6   44.6    45.1
                                                          -----  -----   -----
   Income (loss) from operations.........................   5.6   (5.9)   (6.8)
   Interest expense......................................  (0.9)  (1.3)   (0.6)
   Interest income.......................................   0.1    0.2     0.1
   Other income (expense), net...........................   0.0   (0.5)    0.1
                                                          -----  -----   -----
   Income (loss) before income taxes.....................   4.8   (7.5)   (7.2)
   Provision for income taxes............................   --     --      3.3
                                                          -----  -----   -----
   Net income (loss).....................................   4.8%  (7.5)% (10.5)%
                                                          =====  =====   =====

- --------
* Based on normalized results of operations. See "Results of Operations, Excluding Restructuring Charge and Other One-Time Item" in this Form 10-K.

2000 Compared to 1999

  Revenues. Normalized revenues decreased from $59.9 million in 1999 to $51.0 million in 2000. The normalized revenue decrease is due mainly to the planned decrease in OEM sales of $11.5 million, partially offset by a $3.4 million increase in Digital Radiology product sales. The decline in OEM shipments is due to our decision to eliminate low margin OEM business.

  Gross Profit. Gross profit as a percentage of total revenues increased from 38.7% in 1999 to 50.2% in 2000. This increase is due to the favorable effects of reducing fixed overhead and manufacturing costs, as well as a shift in product mix away from lower margin OEM product sales.

  Research and Development Expenses. Research and development expenses were $3.7 million or 7.3% of total revenues, in 2000, as compared to $5.9 million or 9.8% of total revenues, in 1999. The decrease in research and development expenses is primarily attributable to the winding down of R & D expenses as SenoScan nears transfer to production upon PMA approval from FDA.

  Selling, Marketing and Service Expenses. Selling, marketing and service expenses decreased to $14.1 million in 2000 as compared to $15.8 million in 1999. As a percentage of total revenues, selling, marketing and service expenses increased to 27.7% in 2000 from 26.4% in 1999. The decrease in selling, marketing, and service expenses is due primarily to the restructuring of the sales and service organizations.

  General and Administrative Expenses. General and administrative expenses decreased to $4.9 million in 2000 from $5.1 million in 1999. General and administrative expenses increased to 9.6% of total revenues in 2000 as compared to 8.4% in 1999. The decrease in general and administrative expenses is due to lower legal expenses in 2000 as compared to 1999, partially offset by higher administrative expenses. The decrease in legal expenses is primarily due to reduced costs associated with our patent infringement lawsuit against Lorad (Trex), which is expected to commence during 2001. See Item 3, Legal Proceedings.

  Interest Expense. Interest expense decreased to $0.5 million in 2000 from $0.8 million in 1999. The decrease in interest expense is primarily due to a decrease in borrowings under our credit facility and a more favorable borrowing rate from the previous year. These borrowings are used to fund increases in working capital on an as needed basis. See "Liquidity and Capital Resources."

  Net Income. Net income increased from a loss of $4.5 million in 1999 to net income of $2.4 million in 2000. The increase is primarily attributable to an increase in higher margin sales, a more efficient manufacturing process and a decrease in fixed overhead costs.

1999 Compared to 1998

  Revenues. Normalized revenues increased from $59.8 million in 1998 to $59.9 million in 1999. The normalized revenue year over year was largely unchanged including an increase in shipments of Mammotest and other mammography products and an increase in service revenues, offset by planned reductions in OEM product shipments and decreased general radiology product shipments. The increase in mammography product sales was, in significant part, due to the favorable effects of our marketing partnership with Ethicon Endo-Surgery. See "-Overview." The decline in OEM shipments was, in part, due to our decision to de-emphasize low margin OEM business.

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

  Research and Development Expenses. Research and development expenses were $5.9 million or 9.8% of total revenues in 1999, as compared to $6.4 million or 10.7% of total revenues, in 1998. The decrease in research and development expenses was primarily attributable to the headcount reductions that took place in the third and fourth quarter of 1999. As a percentage of total revenues, research and development expenses also decreased. The decrease in research and development was also due to lower contract expenditures related to digital imaging products for mammography and general radiography.

  Selling, Marketing and Service Expenses. Selling, marketing and service expenses increased to $15.8 million in 1999 as compared to $15.3 million in 1998. As a percentage of total revenues, selling, marketing and service expenses increased from 25.6% in 1998 to 26.4% in 1999. The increase in selling, marketing, and service expenses and the increase as a percentage of total revenues were primarily due to higher domestic service expenses associated with higher service revenues, partially offset by lower marketing and international sales expenditures, as we increased our reliance on the marketing outlays and international distribution efforts of our marketing and distribution partners.

  General and Administrative Expenses. General and administrative expenses decreased to $5.1 million in 1999 from $5.3 million in 1998. General and administrative expenses decreased to 8.4% of total revenues in 1999 as compared to 8.8% in 1998. The decrease in general and administrative expenses was due to lower legal expenses in 1999 as compared to 1998, partly offset by higher administrative expenses. The decrease in legal expenses was primarily due to reduced costs associated with our patent infringement lawsuit against Lorad, which was expected to commence during 2000. See Item 3, Legal Proceedings.

  Interest Expense. Interest expense increased to $0.8 million in 1999 from $0.4 million in 1998. The increase in interest expense was primarily due to an increase in borrowings under our line of credit. These borrowings were primarily used to fund increases in working capital. See "Liquidity and Capital Resources."

  Net Loss. The net loss declined from $6.3 million in 1998 to $4.5 million in 1999. The decrease was primarily attributable to an increase in sales of mammography product shipments and an increase in service revenues and the $2.0 million write off of deferred tax assets included in the net loss recorded in 1998, offset by planned reductions in OEM product shipments and decreased general radiology product shipments.

Income Taxes

  Our effective tax rate was 0% in both 2000 and 1999. The 2000 rate reflects a decrease of $0.5 million and the 1999 rate reflects a $1.5 million increase in the valuation allowance against deferred tax assets. The changes in the allowance are due mainly to uncertainty relating to the realizability of net deferred tax assets due to our recent history of net operating losses. At December 31, 2000, we had valuation allowances of approximately $9.7 million. The realizabiltiy of net deferred tax assets is dependent on our ability to generate future taxable income, and our estimate of realizable deferred tax assets may change in the near future.

Liquidity and Capital Resources

  During 2000, we generated $1.6 million of cash flow from operations, zero in investing activities and $2.1 million in financing activities resulting in a $0.2 million decrease in cash. The cash flow generated from operations was primarily due to a return to profitability in operations. Working capital increased due primarily to an increase in inventories. The prior year's level of inventory was lower than what would normally be a sustainable level and we also had a build up in inventory in 2000 associated with the new SenoScan product line. The increase in working capital was partially offset by the decrease in accounts receivable. Cash utilized in investing activities decreased from $0.7 million in 1999 to $0 million in 2000, due mainly to a decrease in capital expenditures. Cash utilized in financing activities during 2000 primarily reflected $5.8 million in repayments of the line of credit, offset partially with proceeds from the sale of 1,000,000 shares of Common Stock previously issued.

  During 1999, we generated $1.1 million of cash flow from operations and utilized $0.7 million in cash investing activities and $0.2 million in financing activities, resulting in a $0.1 million increase in cash. The cash flow generated from operations was primarily due to a decrease in working capital. The decrease in working capital consisted primarily of a $5.7 million decrease in inventories. The favorable effects on cash from changes in working capital were partially offset by a $1.5 million decrease in accounts payable, a $1.3 million decrease in customer deposits and $1.0 million of payments for restructuring costs. Cash utilized in investing activities decreased from $1.4 million in 1998 to $0.7 million in 1999, due in part to a decrease in capital expenditures. Cash utilized in financing activities during 1999 primarily reflected $0.3 million in repayments of long-term debt.

  During 1998, we utilized $7.5 million of cash flow from operations and $1.4 million in investing activities, while generating $6.4 million from financing activities, resulting in a $2.5 million decrease in cash. The cash flow utilized in operations was primarily due to an increase in working capital, offset by a modest favorable cash impact of our 1998 net loss before non-cash expenses. The increase in working capital consisted primarily of a $6.6 million increase in inventories, a $2.7 million increase in trade accounts receivable, and $1.1 million of payments for restructuring costs. The unfavorable effects on cash from changes in working capital were partially offset by a $1.5 million increase in customer deposits and $1.0 million of increases in accounts payable and other current liabilities, resulting in a $7.8 million net unfavorable impact from changes in working capital. Cash utilized in investing activities decreased from $1.7 million in 1997 to $1.4 million in 1998, due in part to an increase in capital expenditures financed through capital lease arrangements. Cash generated from financing activities during 1998 primarily reflected $6.6 million in borrowings under our revolving line of credit agreement, made to finance operating losses.

  On December 31, 2000, we had $0.8 million in cash and cash equivalents and working capital of $23.4 million. We have an $8.0 million line of credit, subject to borrowing base restrictions, of which $8.0 million was unused. Management believes all available resources will be sufficient to fund operations for the next twelve months. Beyond twelve months, management believes cash generated from operations will be sufficient to fund ongoing operations.

  We have no present plans for capital expenditures in 2001 materially different from recent years.

Recent Developments

  Not Applicable.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Market risk represents the risk of loss that may impact the financial position, results of our operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in United States interest rates and changes in foreign currency exchange rates as measured against the United States dollar. These exposures are directly related to our normal operating and funding activities. Historically and as of December 31, 2000, we have not used derivative instruments or engaged in hedging activities.

 Interest Rate Risk

  The interest payable on our line of credit is variable based on the prime rate and, is therefore, affected by changes in market interest rates. At December 31, 2000, there were no outstanding borrowings on the line of credit. On an as needed basis we draw down the line of credit and repay the balance when the temporary need for additional working capital is satisfied. On December 31, 2000 the interest rate would have been 9.5%, the bank's prime rate, if there had been a balance outstanding.

 Foreign Currency Risk

  Over the past several years, we have expanded our international sales and marketing efforts. Our exposure to foreign currency and other international business risks may increase as our international business grows. We attempt to minimize these risks by: (1) generally requiring payments in U.S. dollars; (2) using letters of credit; and (3) requiring advance deposits and through other means. There can be no assurance, however, that international sales efforts will be successful or that associated risks can be minimized.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          FISCHER IMAGING CORPORATION

                       CONSOLIDATED FINANCIAL STATEMENTS

                                     INDEX

                                                                           Page
                                                                           ----
Report of Independent Public Accountants.................................. F-2

Financial Statements:

  Consolidated Balance Sheets--December 31, 2000 and 1999................. F-3

  Consolidated Statements of Operations--For the Years Ended December 31,
   2000, 1999 and 1998.................................................... F-4

  Consolidated Statements of Stockholders' Investment--For the Years Ended
   December 31, 2000, 1999 and 1998....................................... F-5

  Consolidated Statements of Cash Flows--For the Years Ended December 31,
   2000, 1999 and 1998.................................................... F-6

  Notes to Consolidated Financial Statements.............................. F-7

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Fischer Imaging Corporation:

  We have audited the accompanying consolidated balance sheets of FISCHER IMAGING CORPORATION (a Delaware corporation) and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' investment and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are management's responsibility. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fischer Imaging Corporation and subsidiary as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

  /s/ Arthur Andersen LLP

Denver, Colorado,
  February 7, 2001.

                          FISCHER IMAGING CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands except share data)

                                                           December 31,
                                                         ------------------
                                                           2000      1999
                                                         --------  --------
                        ASSETS
                        ------
CURRENT ASSETS
  Cash and cash equivalents............................  $    843  $  1,056
  Trade accounts receivable, net of allowance for
   doubtful accounts of approximately $1,236 and $1,741
   at December 31, 2000 and 1999, respectively.........    12,600    15,897
  Inventories, net.....................................    18,844    15,064
  Prepaid expenses and other current assets............       744       912
                                                         --------  --------
   Total current assets................................    33,031    32,929
                                                         --------  --------
PROPERTY AND EQUIPMENT (at cost)
  Manufacturing equipment..............................     8,124     9,641
  Office equipment and leasehold improvements..........     6,021     5,963
                                                         --------  --------
                                                           14,145    15,604
  Less--Accumulated depreciation.......................    12,032    11,730
                                                         --------  --------
   Property and equipment, net.........................     2,113     3,874
INTANGIBLE ASSETS, net.................................     1,841     2,399
DEFERRED COSTS AND OTHER ASSETS........................     1,491     1,807
                                                         --------  --------
   Total assets........................................  $ 38,476  $ 41,009
                                                         ========  ========
       LIABILITIES AND STOCKHOLDERS' INVESTMENT
       ----------------------------------------
CURRENT LIABILITIES
  Notes payable and current maturities of long-term
   debt................................................  $     39  $  6,031
  Trade accounts payable...............................     3,463     3,671
  Accrued salaries and wages...........................     1,781     1,792
  Customer deposits....................................       715     1,289
  Accrued warranty and installation costs..............     1,206     1,672
  Deferred service revenue.............................       687     1,156
  Other current liabilities............................     1,768     2,579
                                                         --------  --------
   Total current liabilities...........................     9,659    18,190
LONG-TERM DEBT.........................................       840     1,103
                                                         --------  --------
   Total liabilities...................................    10,499    19,293
                                                         --------  --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' INVESTMENT
  Common Stock $ .01 par value, 25,000,000 shares
   authorized 8,587,315 and 7,028,855 shares issued and
   outstanding at December 31, 2000 and 1999,
   respectively........................................        86        70
  Preferred Stock, 5,000,000 shares authorized:
  Series C Junior Participating Preferred Stock, $.01
   par value, 500,000 shares authorized, no shares
   issued and outstanding..............................       --        --
  Series D Convertible Preferred Stock, $.01 par value,
   506,667 shares authorized, issued and outstanding at
   December 31, 1999; liquidation preference of
   $3,800,000 at December 31, 1999.....................       --          5
  Additional paid-in capital...........................    47,377    43,264
  Accumulated deficit..................................   (19,670)  (21,802)
  Accumulated other comprehensive income...............       184       179
                                                         --------  --------
   Total stockholders' investment......................    27,977    21,716
                                                         --------  --------
   Total liabilities and stockholders' investment......  $ 38,476  $ 41,009
                                                         ========  ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                          FISCHER IMAGING CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands except per share data)

                                                       For the Years Ended
                                                          December 31,
                                                     -------------------------
                                                      2000     1999     1998
                                                     -------  -------  -------
REVENUES
  Products and services............................. $51,016  $59,871  $59,804
  Sale of manufacturing license.....................     --     6,200      --
                                                     -------  -------  -------
    Total...........................................  51,016   66,071   59,804
COST OF SALES
  Products and services.............................  25,422   36,697   36,883
  Sale of manufacturing license.....................     --       400      --
                                                     -------  -------  -------
    Total...........................................  25,422   37,097   36,883
                                                     -------  -------  -------
    Gross Profit....................................  25,594   28,974   22,921
                                                     -------  -------  -------
OPERATING EXPENSES
  Research and development..........................   3,708    5,850    6,394
  Selling, marketing and service....................  14,146   15,783   15,299
  General and administrative........................   5,205    5,945    5,284
  Litigation loss...................................     --       --       500
  Restructuring provision...........................     --       750      --
                                                     -------  -------  -------
    Total operating expenses........................  23,059   28,328   27,477
                                                     -------  -------  -------
EARNINGS (LOSS) FROM OPERATIONS.....................   2,535      646   (4,556)
  Interest expense..................................    (475)    (753)    (357)
  Interest income...................................      65       91       74
  Other income (expense), net.......................       7     (327)      38
                                                     -------  -------  -------
EARNINGS (LOSS) BEFORE INCOME TAXES.................   2,132     (343)  (4,801)
  Provision for income taxes........................     --       --     2,002
                                                     -------  -------  -------
NET INCOME (LOSS)................................... $ 2,132  $  (343) $(6,803)
                                                     =======  =======  =======
INCOME (LOSS) PER SHARE
  Basic............................................. $  0.28  $  (.05) $  (.97)
                                                     =======  =======  =======
  Diluted........................................... $  0.27  $  (.05) $  (.97)
                                                     =======  =======  =======
SHARES USED TO CALCULATE INCOME (LOSS) PER SHARE
  Basic.............................................   7,541    7,029    6,980
                                                     =======  =======  =======
  Diluted...........................................   7,822    7,029    6,980
                                                     =======  =======  =======

 The accompanying notes are an integral part of these consolidated statements.

                          FISCHER IMAGING CORPORATION

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
                   (Amounts in thousands except share data)

                                      Series C
                                       Junior      Series D                           Accumulated
                     Common Stock   Participating Convertible Additional                 Other
                   ----------------   Preferred    Preferred   Paid-in   Accumulated Comprehensive Comprehensive
                    Shares   Amount     Stock        Stock     Capital     Deficit   Income (Loss) Income (Loss)  Total
                   --------- ------ ------------- ----------- ---------- ----------- ------------- ------------- -------
BALANCES,
 December 31,
 1997............  6,948,648  $69       $--          $ 13      $49,235    $(14,656)      $524                    $35,185
Shares Purchased
 under Employee
 Stock Purchase
 Plan............     31,502    1        --           --           131         --         --                         132
Cumulative
 translation
 adjustment......        --   --         --           --           --          --         (84)        $   (84)       (84)
Net loss.........        --   --         --           --           --       (6,803)       --           (6,803)    (6,803)
                                                                                                      -------
Comprehensive
 loss............        --   --         --           --           --          --         --          $(6,887)       --
                   ---------  ---       ----         ----      -------    --------       ----         =======    -------
BALANCES,
 December 31,
 1998............  6,980,150   70        --            13       49,366     (21,459)       440                     28,430
Shares purchased
 under Employee
 Stock Purchase
 Plan............     48,705  --         --           --            90         --         --                          90
Series D shares
 surrendered in
 exchange for
 license.........        --   --         --            (8)      (6,192)        --         --                      (6,200)
Cumulative
 translation
 adjustment......        --   --         --           --           --          --        (261)        $  (261)      (261)
Net loss.........        --   --         --           --           --         (343)       --             (343)      (343)
                                                                                                      -------
Comprehensive
 loss............        --   --         --           --           --          --         --          $  (604)       --
                   ---------  ---       ----         ----      -------    --------       ----         =======    -------
BALANCES,
 December 31,
 1999............  7,028,855   70        --             5       43,264     (21,802)       179                     21,716
Shares Purchased
 under Employee
 Stock Purchase
 Plan............     29,387    1        --           --            49         --         --              --          50
Warrants and
 options.........        --   --         --           --            21         --         --              --          21
Series D shares
 converted to
 common stock....    506,667    5        --            (5)         --          --         --              --         --
Exercise of stock
 options.........     22,406  --         --           --            53         --         --              --          53
Issuance of new
 shares..........  1,000,000   10        --           --         3,990         --         --              --       4,000
Cumulative
 translation
 adjustment,
 net.............        --   --         --           --           --          --           5         $     5          5
Net income.......        --   --         --           --           --        2,132        --            2,132      2,132
                                                                                                      -------
Comprehensive
 income..........        --   --         --           --           --          --         --          $ 2,137        --
                   ---------  ---       ----         ----      -------    --------       ----         =======    -------
BALANCES,
 December 31,
 2000............  8,587,315  $86       $--          $--       $47,377    $(19,670)      $184                    $27,977
                   =========  ===       ====         ====      =======    ========       ====                    =======

 The accompanying notes are an integral part of these consolidated statements.

                          FISCHER IMAGING CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                         For the Years Ended
                                                            December 31,
                                                        -----------------------
                                                         2000    1999    1998
                                                        ------  ------  -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)...................................  $2,132  $ (343) $(6,803)
                                                        ------  ------  -------
  Adjustments to reconcile net loss to net cash (used
   in) provided by operating activities--
    Sale of license...................................     --   (6,200)     --
    Restructuring provision...........................     --      750      --
    Restructuring costs...............................     --   (1,015)  (1,065)
    Depreciation......................................   1,481   2,122    2,271
    Amortization of intangible assets.................     558     558      658
    Litigation provision..............................     --      --       500
    Write-off of investment...........................     --      100      --
    Provision for doubtful account....................   1,746     963       41
    Provision for excess and obsolete inventories.....     409   1,100    1,638
    Deferred income tax provision.....................     --      --     2,002
    Loss on sales and retirements of assets...........     285      71      244
    Foreign exchange gains............................    (297)    (98)    (131)
    Change in current assets and liabilities--
      Trade accounts receivable.......................   1,551    (313)  (2,706)
      Inventories.....................................  (4,189)  5,709   (6,611)
      Prepaid expenses and other current assets.......     168     186       71
      Accounts payable and accrued liabilities........    (685) (1,418)     560
      Customer deposits...............................    (574) (1,310)   1,463
      Deferred service revenue........................    (469)     24      361
      Other...........................................    (811)    241      151
    Other.............................................     316      22     (191)
                                                        ------  ------  -------
      Net cash provided by (used in) operating
       results........................................   1,621   1,149   (7,547)
                                                        ------  ------  -------
CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures..............................    (156)   (658)  (1,299)
    Other.............................................     151     --      (100)
                                                        ------  ------  -------
      Net cash used in investing activities...........      (5)   (658)  (1,399)
                                                        ------  ------  -------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceed from sale of common stock, net............   4,124      90      132
    Net (repayments) borrowing under line of credit
     agreement........................................  (5,803)     51    6,572
    Repayments of long-term debt......................    (452)   (342)    (315)
                                                        ------  ------  -------
      Net cash (used in) provided by financing
       activities.....................................  (2,131)   (201)   6,389
                                                        ------  ------  -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH...............     302    (163)      47
                                                        ------  ------  -------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS..    (213)    127   (2,510)
CASH AND CASH EQUIVALENTS, beginning of period........   1,056     929    3,439
                                                        ------  ------  -------
CASH AND CASH EQUIVALENTS, end of period..............  $  843  $1,056  $   929
                                                        ======  ======  =======
SUPPLEMENTAL CASH FLOW DISCLOSURES
    Cash interest payments............................  $  502  $  649  $   397
    Cash income tax payments (refunds), net...........      22      43     (416)
    Non-cash capital expenditures (capital lease
     financing).......................................     --      --       635

 The accompanying notes are an integral part of these consolidated statements.

                          FISCHER IMAGING CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For the Three Years Ended December 31, 2000, 1999 and 1998

(1) BUSINESS ORGANIZATION

  Fischer Imaging Corporation, a Delaware Corporation, and our foreign marketing subsidiary, 100%-owned Fischer Imaging Deutschland GmbH designs, manufactures, and markets specialty and general purpose x-ray imaging systems for the diagnosis and treatment of disease. Our principal product lines are directed toward medical specialties in which minimally invasive techniques are replacing open surgical procedures. Our existing products are principally marketed to the healthcare industry.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principals of Consolidation

  The consolidated financial statements include those of us and our majority-owned subsidiary. Investments in less than 20%-owned companies are accounted for at the lower of cost or estimated long-term realizable value. All significant intercompany transactions and accounts have been eliminated in consolidation.

 Use of Estimates in the Preparation of Financial Statements

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

 Cash and Cash Equivalents

  For purposes of the statements of cash flows, cash and cash equivalents include investments in highly liquid instruments with an original maturity of three months or less.

 Financial Instruments

  The fair market value of accounts receivable, accounts payable, debt, and other financial instruments approximates their carrying values in the accompanying balance sheets. The fair value of debt was determined based upon current interest rates available to us.

 Inventories

  Inventories, which include costs of materials, direct labor, and manufacturing overhead, are priced at the lower of cost (using primarily the last-in, first-out, or LIFO method of valuation) or market. Write-downs for excess and obsolete inventories are charged to expense in the period when conditions giving rise to the write-downs are first recognized.

  Inventories consist of the following components (in thousands):

                                                                2000     1999
                                                               -------  -------
   FIFO cost--
     Raw materials, net....................................... $ 9,363  $ 6,878
     Work in process and finished goods ......................   9,676    8,493
   LIFO valuation adjustment .................................    (195)    (307)
                                                               -------  -------
     Inventories, net ........................................ $18,844  $15,064
                                                               =======  =======

                          FISCHER IMAGING CORPORATION

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

 Long-Lived Assets

  Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, we estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the asset is written down to its estimated fair value.

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

  The following software development costs were reflected in the consolidated balance sheets as a component of deferred costs and other assets (in thousands):

                                                                2000     1999
                                                               -------  -------
   Cost ...................................................... $ 4,011  $ 3,796
   Less--Accumulated amortization ............................  (3,733)  (3,350)
                                                               -------  -------
     Software development costs, net ......................... $   278  $   446
                                                               =======  =======

  We recorded amortization expense of approximately $383,000, $351,000 and $399,000 in 2000, 1999 and 1998, respectively.

 Other Current Liabilities

  Other current liabilities consist of the following (in thousands):

                                                                  2000   1999
                                                                 ------ ------
   Accrued sales, property, and other state and local taxes .... $  587 $  636
   Other .......................................................  1,181  1,943
                                                                 ------ ------
     Total other current liabilities ........................... $1,768 $2,579
                                                                 ====== ======

                          FISCHER IMAGING CORPORATION

 Foreign Operations

  The functional currency for our foreign operations is the applicable local currency. Assets and liabilities of foreign subsidiaries are translated at the respective year end exchange rates, while the statements of operations are translated at average exchange rates during the year. Exchange rate fluctuations on translating foreign currency into U.S. dollars result in unrealized gains or losses referred to as translation adjustments, which are recorded as a separate component of stockholders' investment. Transactions denominated in other than a foreign operation's functional currency can also result in exchange gains or losses being reflected in the results of operations. Foreign currency gains or losses are included in the consolidated statements of operations as a component of other income (expense).

  During 2000, the cumulative translation adjustment of approximately $469,000 related to our Australian subsidiary was charged to operations upon liquidation of the subsidiary.

 Revenue Recognition

  We recognize product revenue when title and risk of ownership passes to the customer. The related cost of warranty obligations are recognized at the time of sale.

  Service revenue is recognized as the contracted services are provided by us.

 Advertising Costs

  We expense advertising costs as incurred, except for the costs of advertising literature, which we capitalize and amortized over the expected period of future benefit.

 Net Earnings or Loss Per Share

  Basic earnings or loss per share is computed by dividing the net earnings or loss by the weighted average number of shares of common stock outstanding at the reporting date. Diluted earnings or loss per share is determined by dividing the net earnings or loss by the sum of (1) the weighted average number of common shares outstanding, (2) if not anti-dilutive, the number of shares of convertible preferred stock as if converted upon issuance, and (3) if not anti-dilutive, the effect of outstanding stock options determined utilizing the treasury stock method. Potentially dilutive securities consist of the following:

                                                               2000  1999  1998
                                                               ----- ----- -----
   Weighted average common shares ............................ 7,541 7,029 6,980
   Stock options .............................................   281   --    --
   Convertible preferred stock ...............................   --    --    --
                                                               ----- ----- -----
     Total ................................................... 7,822 7,029 6,980
                                                               ===== ===== =====

  Common stock equivalents excluded from diluted earnings per share because their effect is anti-dilutive are as follows (in thousands):

                                                               2000  1999  1998
                                                               ----- ----- -----
   Shares of convertible preferred stock .....................   --    507 1,333
   Effect of stock options ................................... 1,411 1,139   856

                          FISCHER IMAGING CORPORATION

 Recently Issued Accounting Pronouncements

  Staff Accounting Bulletin No. 101. On December 3, 1999, the Securities and Exchange Commission, or SEC issued Staff Accounting Bulletin, or SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes the SEC's views on the application of generally accepted accounting principles to selected revenue recognition issues. The adoption of SAB No. 101 did not have an effect on our financial statements.

  Statement of Financial Accounting Standards No. 133. In January 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--An Amendment of SFAS No. 133," which establishes accounting and reporting standards for derivative instruments and for hedging activities. The adoption of SFAS No. 133 did not have an effect on our financial statements.

 Stock-Based Compensation Plans

  We account for our stock-based compensation plans using the intrinsic value method under which no compensation is recognized for grants which equal or exceed the fair value of the underlying stock on the measurement date.

 Reclassifications

  Certain reclassifications have been made in the financial statements of prior years to conform to the current year presentation.

(3) INTANGIBLE ASSETS

  Intangible assets consist of the following (in thousands):

                                                                2000     1999
                                                               -------  -------
   Goodwill................................................... $ 2,785  $ 2,785
   Non-competition agreement..................................   3,569    3,569
                                                               -------  -------
                                                                 6,354    6,354
   Less--Accumulated amortization.............................  (4,513)  (3,955)
                                                               -------  -------
     Intangible assets, net................................... $ 1,841  $ 2,399
                                                               =======  =======

(4) INCOME TAXES

  The provision for income taxes includes the following (in thousands):

                                                        2000    1999     1998
                                                        -----  -------  -------
   Current
     Federal .......................................... $ --   $   --   $   --
     State ............................................   --       --       --
                                                        -----  -------  -------
       Total current benefit ..........................   --       --       --
                                                        -----  -------  -------
   Deferred
     Federal ..........................................   459   (1,350)  (1,211)
     State ............................................    45     (131)    (142)
     Valuation Allowance ..............................  (504)   1,481    3,355
                                                        -----  -------  -------
       Total deferred provision .......................   --       --     2,002
                                                        -----  -------  -------
         Total provision .............................. $ --   $   --   $ 2,002
                                                        =====  =======  =======

                          FISCHER IMAGING CORPORATION

  The statutory federal income tax rate was 35% for the years ended December 31, 2000, 1999, and 1998. Reasons for the difference between income tax expense reported in the statements of operations and the amount computed by applying the statutory federal income tax rate to earnings before income taxes are as follows:

                              2000     1999    1998
                              -----   ------   -----
   Statutory tax rate .......  35.0 %  (35.0)% (35.0)%
   Increase (decrease) due
    to:
     State income taxes .....   3.3    (25.2)   (3.3)
     Foreign activity ....... (37.5)  (301.6)    9.1
     Nondeductible expenses
      .......................   3.1     19.2     1.0
     Valuation allowance .... (23.6)   431.8    69.9
     Tax credits ............  19.6    (81.0)    --
     Other ..................   0.1     (8.2)    --
                              -----   ------   -----
   Effective tax rate .......   --  %    --  %  41.7 %
                              =====   ======   =====

  The domestic versus foreign component of our income (loss) before income taxes is as follows (in thousands):

                                                          2000   1999    1998
                                                         ------  -----  -------
   Domestic ............................................ $2,459  $(516) $(4,363)
   Foreign .............................................   (327)   173     (438)
                                                         ------  -----  -------
     Total ............................................. $2,132  $(343) $(4,801)
                                                         ======  =====  =======

  Components of net deferred tax assets (liabilities) as of December 31, 2000 and 1999 are as follows (in thousands):

                                                               2000     1999
                                                              -------  -------
   Current--
     Warranty reserves....................................... $   304  $   374
     Bad debt reserves.......................................     470      662
     Accrued vacation........................................      99      162
     Other accrued liabilities...............................     378      439
     Other...................................................   1,389    2,764
     Less--Valuation allowance...............................  (2,640)  (4,401)
                                                              -------  -------
   Net current deferred tax asset............................ $   --   $   --
                                                              =======  =======
   Noncurrent--
     Software capitalization................................. $  (105) $  (169)
     Tax credits.............................................     686    1,186
     Deferred service revenue................................     122      112
     Depreciation............................................     322      279
     Net operating loss carryforward.........................   6,021    4,338
     Other...................................................      63      106
     Less--Valuation allowance...............................  (7,109)  (5,852)
                                                              -------  -------
   Net noncurrent deferred tax asset......................... $   --   $   --
                                                              =======  =======

                          FISCHER IMAGING CORPORATION

  For income tax reporting purposes, we have approximately $15,844,000 of net operating loss carryforwards that expire at various dates through 2020. We also have available research and development tax credits of approximately $602,000, expiring at various dates through 2020, and alternative minimum tax credits of $84,000. Realization is dependent on generating sufficient taxable income prior to the expiration dates of the respective tax credits.

(5) NOTES PAYABLE AND LONG-TERM DEBT

  Notes payable and long-term debt as of December 31, 2000, and 1999, consist of the following (in thousands):

                                                                2000    1999
                                                                -----  -------
   Note payable under revolving line of credit................. $ --   $ 5,803
   Capitalized lease obligations; interest rates ranging from
    14% to 19%; monthly principal and interest payments due in varying amounts through August 2002; secured by leased
    equipment..................................................    71      475
   Other.......................................................   808      856
                                                                -----  -------
                                                                  879    7,134
   Less--Current maturities....................................   (39)  (6,031)
                                                                -----  -------
   Long-term debt.............................................. $ 840  $ 1,103
                                                                =====  =======

 Revolving Credit Agreement

  We have available up to $8.0 million of credit, subject to further restrictions based on eligible receivables and inventory. The maximum amount which could have been drawn under these borrowing base restrictions was approximately $8.0 million as of December 31, 2000. This agreement expires in April 2003 and is secured by all of our tangible assets. Borrowing under the agreement bears interest at the bank's prime rate. The bank's prime rate was 9.5% at December 31, 2000.

  Future maturities of notes payable and long-term debt are as follows (in thousands):

       Years ending December 31,
         2001............................................................. $ 39
         2002.............................................................   32
         2003.............................................................  --
         2004.............................................................  --
         Thereafter ......................................................  808
                                                                           ----
         Total ........................................................... $879
                                                                           ====

(6) RESTRUCTURING PROVISION

  During 1997, we decided to close our Addison, Illinois manufacturing facility and, accordingly, recorded a $2.9 million restructuring provision for remaining lease obligations (through June 2002), net of estimated sublease payments, estimated facility closing costs, severance and certain other non-recurring costs associated with this decision. During the years ended December 31, 1999 and 1998, we spent approximately $1.0 million and $1.1 million, respectively, for severance and facility closing costs. In January 1999, we fulfilled our remaining obligations under our lease commitment by agreeing to a $1.0 million lease buyout, completing the Addison closure.

                          FISCHER IMAGING CORPORATION

(7) STOCKHOLDERS' INVESTMENT

  We are authorized to issue 5,000,000 shares of $.01 par value preferred stock, which may be issued in one or more series and with such powers, preferences and rights as our Board of Directors may determine. In June 1995, we issued 1,333,333 shares of Series D Convertible Preferred Stock to GE Medical Systems, or GEMS for $10,000,000. The Preferred Stock was non-voting and not redeemable, had no stated dividend, a $7.50 per share preference upon liquidation and was convertible into Common Stock on a one-for-one basis (subject to customary anti-dilution protection) at the option of the holder. The terms of the investment restricted GEMS to 25% ownership of us and, under certain change of control conditions, permitted GEMS to exchange its Preferred Stock for rights to independently manufacture Tilt-C systems.

  On March 29, 1999, we announced an agreement with GEMS, under which 826,666 or 62% of the 1,333,333 shares of Series D Convertible Preferred Stock owned by GEMS were exchanged for a non-exclusive right to manufacture the Tilt-C system. The sale of the manufacturing rights to the Tilt-C system was recorded at fair value, estimated to be $6.2 million.

  In October 2000 we received notice from GEMS of their desire to convert their remaining 506,667 shares of Preferred Stock to Common Stock. On October 5, 2000, we issued 506,667 shares of Common Stock to GEMS in exchange for the remaining shares of Series D Preferred Stock.

 Retention Bonus Plan

  In December 1995, the Board of Directors adopted a Retention Bonus Plan (the "Plan"). Under the Plan, we will vest all options to purchase shares of our Common Stock and will make payments to executive officers and other of our key employees (the "Participants") in the event of a change in our control. A "change of control" under the Plan is defined to include acquisition of 35% or more of our outstanding Common Stock, certain changes in the composition of the Board of Directors, a consolidation or merger in which we are not the surviving corporation, the sale or other transfer of 50% or more of the assets or our earnings power, the adoption of a plan of liquidation or our dissolution, or certain other similar events. Payments made to a Participant under the Plan will not exceed an amount equal to his or her annual base salary in effect immediately prior to the change of control. Current Participants, including all of our executive officers, were selected by the Board of Directors, who may select additional Participants in the future.

 Anti-Takeover Contingencies

  In November 1994, the Board of Directors declared a dividend of one right to purchase a share of Series C Junior Participating Preferred Stock for each outstanding share of Common Stock. These rights generally become exercisable when anyone other than certain exempt persons acquire more than 15% beneficial interest in us. The purpose of these rights is to assure that our Board of Directors has sufficient control to prevent a takeover at less than our fair value.

(8) STOCK-BASED COMPENSATION PLANS

 1991 Stock Option Plan

  Our 1991 Stock Option Plan, or 1991 Plan, adopted June 1991 and as subsequently amended, authorizes the granting of incentive and nonqualified stock options to acquire up to 1,750,000 shares of our Common Stock by employees and our consultants. Exercise terms for the options granted are determined by the Board of Directors at the time of grant. Incentive stock options may be granted at an exercise price not less than fair market value on the date of grant with a maximum option term of 10 years. The 1991 Plan also permits the granting of stock appreciation rights, although none have been granted.

                          FISCHER IMAGING CORPORATION

  A summary of the status of the 1991 Plan as of December 31, 2000, 1999 and 1998 and the changes during those years are as follows:

                                                 2000        1999       1998
                                              ----------  ----------  ---------
   Outstanding at January 1 ................   1,060,650     768,925    764,000
   Granted..................................     988,000     440,000    162,500
   Exercised ...............................     (21,406)        --         --
   Canceled ................................    (519,219)   (148,275)  (157,575)
                                              ----------  ----------  ---------
   Outstanding at December 31 ..............   1,508,025   1,060,650    768,925
                                              ==========  ==========  =========
   Exercisable at December 31 ..............     358,837     394,296    321,968
                                              ==========  ==========  =========
   Weighted average exercise prices:
     At beginning of period ................  $     4.02  $     5.56  $    5.91
     At end of period ......................        3.15        4.02       5.56
     Exercisable at end of period ..........        3.91        5.62       6.03
     Options granted .......................        2.90        1.46       4.15
     Options exercised .....................        2.37         --         --
     Options canceled ......................        4.57        4.42       5.82
   Weighted average fair value of options
    granted  during period .................  $     2.20  $     0.98  $    2.36

  The following summary shows, as of December 31, 2000 and for the price ranges indicated, the weighted average exercise price for options outstanding, weighted average exercise price for options exercisable, and the weighted average remaining contractual life for options outstanding granted under the 1991 Plan:

                       Range of exercise prices                  Shares  Price
                       ------------------------                  ------- ------
       Weighted average exercise price for options outstanding:
         $1.00--$3.05 .........................................  761,000 $ 1.97
         $3.06--$4.99 .........................................  529,500   3.55
         $5.00--$5.99 .........................................  190,000   5.73
         $6.00--$7.99 .........................................      500   7.75
         $8.00--$11.00.........................................   27,025  10.20
       Weighted average exercise price for options exercisable:
         $1.00--$3.05 .........................................  133,832 $ 1.63
         $3.06--$4.99 .........................................  112,688   3.80
         $5.00--$5.99..........................................   84,792   5.64
         $6.00--$7.99 .........................................      500   7.75
         $8.00--$11.00.........................................   27,025  10.20
       Weighted average remaining contractual life for options
        outstanding (in years):
         $1.00--$3.05 .........................................  761,000   9.31
         $3.06--$4.99 .........................................  529,500   9.04
         $5.00--$5.99 .........................................  190,000   4.85
         $6.00--$7.99 .........................................      500   1.83
         $8.00--$11.00.........................................   27,025   1.85

                          FISCHER IMAGING CORPORATION

  The weighted average fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model and the following assumptions:

                                                               2000  1999  1998
                                                               ----  ----  ----
       Dividend rate..........................................    0%    0%    0%
       Expected volatility....................................   80%   79%   78%
       Risk-free interest rate................................ 6.04% 5.53% 5.55%
       Expected life (in years)...............................  5.0   5.0   4.5

  Certain of the options granted under the 1991 Plan vest upon attainment of performance objectives as well as over time. Outstanding as of December 31, 2000 are 100,000 options granted in December 1995 that vest when the market value of our stock has reached targeted price levels for a period of 45 consecutive trading days or 9 years and 11 months from the date of original grant, whichever is earlier. Other options granted under the 1991 Plan vest ratably over time, generally over a four year period.

 Nonemployee Director Stock Option Plan

  Our Nonemployee Director Stock Option Plan, or Director Plan, adopted in 1993 and as amended in June 1998, authorizes the granting of nonqualified options to acquire up to 300,000 shares of Common Stock at a price not less than fair market value on the date of grant. The Director Plan allows for automatic annual grants upon each year of a director's service. The stock options issued under the Director Plan may be exercised at any time from date of grant, with a maximum option term of ten years.

  A summary of the status of the Director Plan as of December 31, 2000, 1999 and 1998 and the changes during those years are as follows:

                                                      2000     1999     1998
                                                    -------- -------- --------
   Outstanding at January 1                          125,000   89,000  101,000
   Granted .......................................    34,000   36,000   24,000
   Canceled ......................................       --       --   (36,000)
   Exercised .....................................       --       --    (1,000)
                                                    -------- -------- --------
   Outstanding and exercisable at December 31 ....   158,000  125,000   89,000
                                                    ======== ======== ========
   Weighted average exercise prices:
     Outstanding, at beginning of period .........  $   3.52 $   4.20 $   7.76
     Outstanding, at end of period ...............      3.53     3.52     4.20
     Exercisable, at end of period ...............      3.53     3.52     4.20
     Options granted .............................      3.11     1.83     4.19
     Options canceled ............................       --       --      7.96
     Options exercised............................      2.00      --       --
   Weighted average fair value of options granted
    during period ................................  $   1.96 $   1.00 $   2.29

                          FISCHER IMAGING CORPORATION

  The following summary shows, as of December 31, 2000 and for the price ranges indicated, the weighted average exercise price for outstanding options, all of which are exercisable, and the remaining contractual life of options granted under the Director Plan:

                                                                     Life
                Range of exercise prices              Shares Price (in years)
                ------------------------              ------ ----- ---------
   Weighted average exercise price for options
    outstanding (all of which are exercisable):
     $1.00-$3.99 .................................... 69,000 $2.66   8.74
     $4.00-$4.25..................................... 89,000  4.20   5.65

  The weighted average fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model and the following assumptions:

                                                               2000  1999  1998
                                                               ----  ----  ----
   Dividend rate .............................................   0%     0%    0%
   Expected volatility .......................................  80%    79%   78%
   Risk-free interest rate ................................... 6.5%  5.25% 5.41%
   Expected life (in years) .................................. 3.0    3.0   3.0

 Other

  We issued 10,000 and 25,000 options to external consultants in 2000 and 1999, respectively, all of which were outstanding and 14,000 of which were exercisable at December 31, 2000. These option prices range from $2.81 to $6.50.

 Employee Stock Purchase Plan

  Under the Employee Stock Purchase Plan, or Employee Plan, adopted in December 1991 and as amended in June 1998, we are authorized to issue up to 400,000 shares of Common Stock to our full-time employees, nearly all of whom are eligible to participate. Under terms of the Employee Plan, employees can have from 2% to 5% of their salary withheld to purchase our Common Stock. The purchase price of the stock is 85% of the lower of its beginning-of-year or end-of-year market price. Under the Employee Plan, we issued 29,387, 48,705 and 31,502 shares during the years ended December 31, 2000, 1999 and 1998, respectively, relating to employee withholdings from the preceding years.

 Stock-Based Compensation Plans

  Had compensation cost been recorded based upon fair value on the date of grant utilizing the assumptions detailed above, our pro forma net income
(loss) and net income (loss) per share would have been as follows for the years ended December 31 (in thousands, except per share data):

                                                          2000  1999    1998
                                                         ------ -----  -------
   Net income (loss):
     As reported ....................................... $2,132 $(343) $(6,803)
     Pro forma .........................................  1,692  (811)  (7,364)
   Net income (loss) per common share, diluted:
     As reported ....................................... $ 0.28 $(.05) $  (.97)
     Pro forma .........................................   0.22  (.12)   (1.06)

                          FISCHER IMAGING CORPORATION

(9) BENEFIT PLANS

 401(k) Plan

  In 1985, we established The Fischer Imaging Employee Capital Accumulation Plan, which is governed by Section 401(k) of the Internal Revenue Code. Employees with a minimum of six months of service are eligible for the plan. We make discretionary contributions that ratably vest over a four-year period. We made $110,000 and $160,000 of discretionary contributions for the years ended December 31, 2000 and 1999, respectively but made no contributions for the 1998 plan year.

 Incentive Compensation Plan

  We have an incentive compensation plan under which management employees, including our executive officers, receive cash bonuses. The amounts of such bonuses are determined based upon our sales growth, profitability, and employees' performances as compared to performance objectives established by the Board of Directors. During the years ended 2000, 1999, and 1998, we accrued bonuses of approximately $100,000 in each year under this plan.

(10) RELATED PARTY TRANSACTIONS

  We lease our manufacturing and administrative facility from JN Properties (a general partnership whose partners include our chairman and another stockholder). The lease, which expires in July 2012, provides for adjustments of base rent in 2000, 2005, and 2010, based on the then fair market rental value of the premises. The increases are subject to a 7% maximum increase in each adjustment year. No adjustments were made to the base rent in 2000. The current annual rent is $744,000. All taxes, insurance, and maintenance expenses of the facility are our responsibility.

  During 1999, we extended a loan in the amount of $252,000 to the President and Chief Executive Officer pursuant to his employment agreement, in consideration for his agreement to relocate to Colorado immediately and due to the prices existing in the housing market in Colorado. At December 31, 2000, $100,000 of the loan was outstanding and is to be repaid in full by August 2004. This note receivable is included in trade accounts receivables on the accompanying consolidated balance sheets as of December 31, 2000 and 1999.

  In the second quarter of 1995, we issued 1,333,333 shares of Series D Convertible Preferred Stock to GEMS. On March 29, 1999, we announced an agreement with GEMS under which 826,666 or 62% of the 1,333,333 shares of Convertible Preferred Stock owned by GEMS were exchanged for a non-exclusive right to manufacture the Tilt-C system, leaving 506,667 shares outstanding. The remaining 506,667 Series D Convertible Preferred Stock was surrendered in October 2000 for 506,667 shares of Common Stock, pursuant to the agreement. GEMS was also a significant customer, providing revenues of approximately $13.4 million or 20.3% and $3.5 million or 5.9% of total revenues in 1999 and 1998, respectively. Sales to GEMS in 2000 were insignificant.

                          FISCHER IMAGING CORPORATION

(11) SEGMENT INFORMATION

 Operating and Geographic Segments

  We operate in a single industry segment: the design, manufacture, and marketing of x-ray imaging systems. During 1999, we made a strategic move away from traditional Original Equipment Manufacturer, or OEM relationships. For the years ended 1999 and 1998, we separately managed and reported operating results for products sold (proprietary) from those manufactured for sale to other medical products companies under OEM contracts. For the years ended December 31, 2000, 1999 and 1998, we also had marketing operations in Europe and Australia. We closed our Australia operations in 2000. Currently, the international operations focus mainly on sales in Europe, Egypt, China and Latin America. The following is a summary of our operations by segment (in thousands):

                                  United States
                          -----------------------------
                            Proprietary                   International
                          ---------------                ---------------- Internal
                          Domestic Export  OEM   Total   Australia Europe  Sales     Total
                          -------- ------ ----- -------  --------- ------ --------  -------
2000:
 Revenues:
   Product..............  $30,834  $8,324 $ --  $39,158    $  44   $  287 $(1,156)  $38,333
   Service..............   11,273     --    --   11,273      178    1,232     --     12,683
                          -------  ------ ----- -------    -----   ------ -------   -------
                           42,107   8,324   --   50,431      222    1,519  (1,156)   51,016
                          -------  ------ ----- -------    -----   ------ -------   -------
 Cost of sales:
   Product..............   16,788   4,526   --   21,314       41      --     (224)   21,131
   Service..............    1,432     --    --    1,432       83       89     --      1,604
                          -------  ------ ----- -------    -----   ------ -------   -------
   Allocated............   18,220   4,526   --   22,746      124       89    (224)   22,735
                          -------  ------ ----- -------    -----   ------ -------   -------
   Unallocated..........                          2,687      --       --      --      2,687
                                                -------    -----   ------ -------   -------
                                                 25,433      124       89    (224)   25,422
                                                -------    -----   ------ -------   -------
Gross profit............                         24,998       98    1,430    (932)   25,594
Operating expenses......                         22,444      523    1,024    (932)   23,059
                                                -------    -----   ------ -------   -------
Income (loss) from
 operations ............                          2,554     (425)     406     --      2,535
Other (expense) income..                            (95)    (383)      75     --       (403)
                                                -------    -----   ------ -------   -------
Net income (loss).......                        $ 2,459    $(808)  $  481 $   --    $ 2,132
                                                =======    =====   ====== =======   =======
Other information:
 Identifiable assets....                        $36,955    $ --    $1,521           $38,476
                                                =======    =====   ======           =======
 Capital expenditures...                        $   156    $ --    $  --            $   156
                                                =======    =====   ======           =======
 Depreciation ..........                        $ 1,449    $  32   $  --            $ 1,481
                                                =======    =====   ======           =======
 Amortization...........                        $   558    $ --    $  --            $   558
                                                =======    =====   ======           =======

                          FISCHER IMAGING CORPORATION

                                   United States
                          -------------------------------
                            Proprietary                     International
                          ---------------                  ---------------- Internal
                          Domestic Export   OEM    Total   Australia Europe  Sales     Total
                          -------- ------ ------- -------  --------- ------ --------  -------
1999:
 Revenues:
 Product................  $28,821  $9,475 $11,521 $49,817   $  129   $1,110 $(1,278)  $49,778
 Service................    9,342     --      --    9,342      196      555     --     10,093
 Sale of manufacturing
  license...............      --      --    6,200   6,200      --       --      --      6,200
                          -------  ------ ------- -------   ------   ------ -------   -------
                           38,163   9,475  17,721  65,359      325    1,665  (1,278)   66,071
                          -------  ------ ------- -------   ------   ------ -------   -------
 Cost of sales:
   Product..............   14,788   5,860   8,192  28,840       82      354    (438)   28,838
   Service..............    2,037     --      --    2,037       75       78    (161)    2,029
   Sale of manufacturing
    license.............      --      --      400     400      --       --      --        400
                          -------  ------ ------- -------   ------   ------ -------   -------
   Allocated............   16,825   5,860   8,592  31,277      157      432    (599)   31,267
                          -------  ------ ------- -------   ------   ------ -------   -------
   Unallocated..........                            5,830      --       --      --      5,830
                                                  -------   ------   ------ -------   -------
                                                   37,107      157      432    (599)   37,097
                                                  -------   ------   ------ -------   -------
 Gross profit...........                           28,252      168    1,233    (679)   28,974
 Operating expenses.....                           27,703      407      897    (679)   28,328
                                                  -------   ------   ------ -------   -------
 Income (loss) from
  operations............                              549     (239)     336     --        646
 Other (expense)
  income................                           (1,065)      57       19     --       (989)
                                                  -------   ------   ------ -------   -------
 Net (loss) income......                          $  (516)  $ (182)  $  355 $   --    $  (343)
                                                  =======   ======   ====== =======   =======
 Other information:
   Identifiable assets..                          $39,206   $1,004   $  799           $41,009
                                                  =======   ======   ======           =======
   Capital
    expenditures........
                                                  $   658   $  --    $  --            $   658
                                                  =======   ======   ======           =======
   Depreciation ........                          $ 2,109   $   13   $  --            $ 2,122
                                                  =======   ======   ======           =======
   Amortization ........                          $   558   $  --    $  --            $   558
                                                  =======   ======   ======           =======
1998:
 Revenues:
   Product..............  $31,407  $4,771 $14,604 $50,782   $  475   $  520 $  (866)  $50,911
   Service..............    8,528     --      --    8,528      173      192     --      8,893
                          -------  ------ ------- -------   ------   ------ -------   -------
                           39,935   4,771  14,604  59,310      648      712    (866)   59,804
                          -------  ------ ------- -------   ------   ------ -------   -------
Cost of sales:
   Product..............   17,972   2,862   9,531  30,365      366      295    (866)   30,160
   Service..............    1,671     --      --    1,671      139       40     --      1,850
                          -------  ------ ------- -------   ------   ------ -------   -------
   Allocated............   19,643   2,862   9,531  32,036      505      335    (866)   32,010
                          -------  ------ -------
   Unallocated..........                            4,873      --       --      --      4,873
                                                  -------   ------   ------ -------   -------
                                                   36,909      505      335    (866)   36,883
                                                  -------   ------   ------ -------   -------
Gross profit............                           22,401      143      377     --     22,921
Operating expenses......                           26,703      520      254     --     27,477
                                                  -------   ------   ------ -------   -------
(Loss) income from
 operations.............                           (4,302)    (377)     123     --     (4,556)
Other (expense) income..                              (61)    (193)       9     --       (245)
Provision for Income
 Taxes..................                           (2,002)     --       --      --     (2,002)
                                                  -------   ------   ------ -------   -------
Net (loss) income.......                          $(6,365)  $ (570)  $  132 $   --    $(6,803)
                                                  =======   ======   ====== =======   =======
Other information:
 Identifiable assets....                          $49,379   $  629   $  961           $50,969
                                                  =======   ======   ======           =======
 Capital expenditures...                          $ 1,299   $  --    $  --            $ 1,299
                                                  =======   ======   ======           =======
 Depreciation...........                          $ 2,233   $   10   $   28           $ 2,271
                                                  =======   ======   ======           =======
 Amortization...........                          $   658   $  --    $  --            $   658
                                                  =======   ======   ======           =======

                          FISCHER IMAGING CORPORATION

  Internal sales from the Unites States to Europe and Australia are recorded on the basis of transfer pricing we have established. International sales to OEM customers are managed and, therefore, reported as part of OEM business results.

 Significant Customers

  Our revenues generally are concentrated among customers in the healthcare industry and from customers under OEM contracts. We establish an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information. Accounts receivable are generally unsecured.

  During 2000, 1999 and 1998, the following customers represented greater than 5% of our revenues:

                                                                2000  1999  1998
                                                                ----  ----  ----
   Proprietary products:
     Ethicon-Endo Surgery ....................................  18.8%  7.3%   %
     Analogic.................................................   6.7   --   --
     Diagnostic Imaging (dealer) .............................   --    --   6.7
   OEM Products:
     GE Medical Systems (a related party).....................   --   20.3  5.9
     International Surgical Systems ..........................   --    --   7.9
     Picker International ....................................   --    --   7.9

(12) COMMITMENTS AND CONTINGENCIES

 Litigation

  We are involved in miscellaneous litigation arising in the ordinary course of business. We believe the resolution of these contingencies will not have a material adverse impact on our operations or financial position.

 Operating Leases

  We lease buildings and equipment under various operating lease agreements that provide for the following minimum future lease payments (in thousands):

      2001............................................................... $  887
      2002...............................................................    850
      2003...............................................................    801
      2004...............................................................    793
      2005...............................................................    793
      Thereafter.........................................................  4,898
                                                                          ------
      Total.............................................................. $9,022
                                                                          ======

  Total rent expense was approximately $800,000, $900,000 and $1,600,000 in 2000, 1999 and 1998, respectively.

 Regulatory Actions

  Our Denver facility is subject to periodic inspections by the Food and Drug Administration, or FDA whose primary purpose is to audit our compliance with Good Manufacturing Practices, which include testing, quality control and documentation procedures.

                          FISCHER IMAGING CORPORATION

  In October 1998, following a periodic inspection, the FDA issued a Form 483 regarding possible deficiencies in manufacturing, quality, and documentation practices. We have responded to the Form 483 and are presently instituting corrective actions.

  Failure to satisfy FDA requirements can result in our inability to receive awards of federal government contracts, to receive new marketing or export clearance for products manufactured at our Denver facility, or FDA enforcement actions including, among other things, product seizure, injunction, and/or criminal or civil proceedings being initiated without further notice. The receipt of a Form 483 in 1998 increases the possibility that one or more of these sanctions could be imposed in the future.

  We have completed discussions with the FDA regarding the FDA's order to recall a number of our diagnostic mammography systems that we distributed prior to a change in the Federal Mammography Standards. Our position, mirrored by the National Electrical Manufacturers Association, was that the FDA's position is inconsistent with prior performance standards published for mammography systems. We have agreed to notify users of those systems manufactured prior to September 30, 1999 of the conditions under which the non-compliance can occur and how to prevent such a potential occurrence. The notification is being prepared for mailing. Systems shipped after September 30, 1999 are not affected.

  Although we strive to operate within the requirements imposed by the FDA, there can be no assurance that we will be able to satisfy FDA compliance concerns in the future. Ongoing compliance reviews and/or related delays in product clearances could have a material adverse effect on us.

  We are also subject to other federal, state, local and international laws and regulations related to worker health and safety, environmental protection and export controls. We believe we are in compliance in all material respects with these other laws and regulations and that maintaining such compliance will not have a material financial impact on our capital expenditures, earnings or competitive position.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not Applicable.

                                    PART III

ITEM 10. DIRECTOR AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this Item is incorporated by reference to our 2001 Proxy Statement to be filed on or prior to April 30, 2001.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this Item is incorporated by reference to our 2001 Proxy Statement to be filed on or prior to April 30, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item is incorporated by reference to our 2001 Proxy Statement to be filed on or prior to April 30, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item is incorporated by reference to our 2001 Proxy Statement to be filed on or prior to April 30, 2001.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  a) Documents filed as part of this report:

    1. Financial Statements.

      See pages F-3 through F-21 of this Form 10-K.

    2. Financial Statement Schedules.

      None.

    3. Exhibits.

      The following are filed as part of this report:

 Exhibit
 Number                          Description of Exhibit
 -------                         ----------------------
  3.1    Certificate of Incorporation of the Company(1)
  3.2    Bylaws of the Company(1)
  4.1    Amended and Restated Rights Agreement, dated as of November 3, 1994, between the Company and American Securities Transfer, Inc. which includes the Certificate of Designation for the Series C Junior
         Participating Preferred stock as Exhibit A and the form of Right
         Certificate as Exhibit B (4)
  4.2    Certificate of Designation for the Series D Convertible Preferred
         Stock(4)
 10.1    Agreement, dated October 5, 1990, between the Company and Dornier
         Medizintechnik GmbH (1)
 10.2    Purchase Agreement, dated August 29, 1994, between the Company and
         General Electric Company on behalf of GE Medical Systems(4)
 10.3    Nonemployee Director Stock Option Plan, as amended(5)
 10.4    Stock Option Plan(1)
 10.5    Retention Bonus Plan(3)
 10.6    Lease Agreement dated July 31, 1992 between the Company and JN
         Properties(2)
 10.7    Stock Purchase Agreement, dated as of June 20, 1995, between the
         Company and General Electric Company, acting through its GE Medical
         Systems Division, or GEMS(4)
 10.8    Registration Rights Agreement, dated as of June 20, 1995, between the
         Company and GEMS(4)
 10.9    Manufacturing and License Agreement, dated as of June 20, 1995, between the Company and GEMS(4)
 10.10   Amendment, dated as of June 20, 1995, to Purchase Agreement, dated as of August 29, 1994, between the Company and GEMS(4)
 10.11   Agreement dated October 10, 1997, between the Company and Ethicon
         Endo-Surgery, Inc. with Addendum dated January 29, 1998(5)
 21      List of Subsidiaries(6)

- --------
(1) Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 33-41537, as filed with the Securities and Exchange Commission (the "Commission") on July 3, 1991.

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

(6) Filed herewith.

  b) Reports on Form 8-K

  None

  c) Exhibits

  See Item 14(a)(3) of this Form 10-K.

  d) Financial Statement Schedules

  None

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be singed on its behalf by the undersigned, thereunto duly authorized.

                                          FISCHER IMAGING CORPORATION

                                                  /s/ Louis E. Rivelli
Date: April 2, 2001                       By: _________________________________
                                                      Louis E. Rivelli
                                                  Chief Executive Officer

  Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

             Signature                           Title                  Date
             ---------                           -----                  ----

      /s/ Morgan W. Nields           Chairman of the Board          April 2, 2001
____________________________________
          Morgan W. Nields

      /s/ Louis E. Rivelli           President, Chief Executive     April 2, 2001
____________________________________  Officer
          Louis E. Rivelli

     /s/ Rodney B. Johnson           VP Finance, Chief Financial    April 2, 2001
____________________________________  Officer, and Secretary
         Rodney B. Johnson

    /s/ David G. Bragg, M.D.         Director                       April 2, 2001
____________________________________
        David G. Bragg, M.D.

     /s/ Fred Burbank, M.D.          Director                       April 2, 2001
____________________________________
         Fred Burbank, M.D.

     /s/ Gerald D. Knudson           Director                       April 2, 2001
____________________________________
         Gerald D. Knudson

      /s/ Kathryn A. Paul            Director                       April 2, 2001
____________________________________
          Kathryn A. Paul