Form 10-K405/A
period 2000-12-31
FISCHER IMAGING CORP
filed 2001-04-04
CIK 750901

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

    2. Financial Statement Schedules.

      None.

    3. Exhibits.

      The following are filed as part of this report:

 Exhibit
 Number                          Description of Exhibit
 -------                         ----------------------
  3.1    Certificate of Incorporation of the Company(1)
  3.2    Bylaws of the Company(1)
  4.1    Amended and Restated Rights Agreement, dated as of November 3, 1994, between the Company and American Securities Transfer, Inc. which includes the Certificate of Designation for the Series C Junior
         Participating Preferred stock as Exhibit A and the form of Right
         Certificate as Exhibit B (4)
  4.2    Certificate of Designation for the Series D Convertible Preferred
         Stock(4)
 10.1    Agreement, dated October 5, 1990, between the Company and Dornier
         Medizintechnik GmbH (1)
 10.2    Purchase Agreement, dated August 29, 1994, between the Company and
         General Electric Company on behalf of GE Medical Systems(4)
 10.3    Nonemployee Director Stock Option Plan, as amended(5)
 10.4    Stock Option Plan(1)
 10.5    Retention Bonus Plan(3)
 10.6    Lease Agreement dated July 31, 1992 between the Company and JN
         Properties(2)
 10.7    Stock Purchase Agreement, dated as of June 20, 1995, between the
         Company and General Electric Company, acting through its GE Medical
         Systems Division, or GEMS(4)
 10.8    Registration Rights Agreement, dated as of June 20, 1995, between the
         Company and GEMS(4)
 10.9    Manufacturing and License Agreement, dated as of June 20, 1995, between the Company and GEMS(4)
 10.10   Amendment, dated as of June 20, 1995, to Purchase Agreement, dated as of August 29, 1994, between the Company and GEMS(4)
 10.11   Agreement dated October 10, 1997, between the Company and Ethicon
         Endo-Surgery, Inc. with Addendum dated January 29, 1998(5)
 21      List of Subsidiaries(6)
 23      Consent of Independent Public Accountants(7)

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

(6) Previously filed.

(7) Filed herewith.

  b) Reports on Form 8-K

  None

  c) Exhibits

  See Item 14(a)(3) of this Form 10-K.

  d) Financial Statement Schedules

  None

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be singed on its behalf by the undersigned, thereunto duly authorized.

                                          FISCHER IMAGING CORPORATION

                                                 /s/ Rodney B. Johnson
Date: April 3, 2001                       By: _________________________________
                                                     Rodney B. Johnson
                                                VP Finance, Chief Financial
                                                   Officer, and Secretary