Form 10-K405/A
period 2000-12-31
FISCHER IMAGING CORP
filed 2001-04-30
CIK 750901

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

[ ] Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation -K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of the common equity held by non-affiliates of the Registrant as of March 1, 2001 was approximately $24,923,000.

The number of shares of Registrants's Common Stock outstanding as of March 1, 2001 was 8,630,972.

================================================================================

                                   PART III

ITEM 10.  DIRECTOR AND EXECUTIVE OFFICERS OF THE REGISTRANT


The current directors and executive officers of the Company are as follows:

Name                                           Age               Position with Company
----                                         ------  --------------------------------------------
David G. Bragg, M.D.........................      68  Director
Fred Burbank, M.D...........................      59  Director
Rodney B. Johnson...........................      48  Vice President, Finance, Chief Financial
                                                        Officer, Secretary
Jerry Knudson...............................      57  Director
Morgan W. Nields............................      55  Chairman of the Board
Kathryn A. Paul.............................      54  Director
Louis E. Rivelli............................      57  President and Chief Executive Officer



David G. Bragg, M.D. has been a director of the Company since 1985. Dr. Bragg is a Professor Emeritus and former Chairman of the Department of Radiology, University of Utah School of Medicine, with which he has been affiliated since 1970. He is also currently Special Assistant to the Director, Diagnostic Imaging Program of the National Cancer Institute, a member of the American Board of Radiology, and a director of the American Investment Bank, N.A. Dr. Bragg is a member of the Audit Committee of the Board of Directors.

Fred Burbank, M.D. has been a director of the Company since September 1999. Dr. Burbank finished a three-year psychiatry residency at Stanford and practiced psychiatry for ten years in Northern California. He then completed a combined three-year diagnostic radiology and two-year cardiac, vascular, and interventional radiology fellowship at Stanford. After serving on the Stanford faculty, he entered private practice in radiology in Southern California where he practiced for ten years. Following his radiology practice, he worked developing medical devices in women's health areas. During that time, he was primary inventor of the Mammotome, a breast biopsy instrument. Dr. Burbank received his bachelor's degree and his M.D. degree from Stanford University. He is a member of the Compensation Committee and the Regulatory Oversight Committee of the Board of Directors.

Rodney B. Johnson has served as Vice President, Finance, Chief Financial Officer, and Secretary since August 2000. Mr. Johnson was previously Chief Financial Officer of Source Management Corporation and served on Source Management's board of directors from 1996 to 2000. Mr. Johnson is a CPA and has a B.S. from University of Colorado and an MBA from the University of Denver.

Gerald D. Knudson has been a director since June 2000, when he was elected by the Board of Directors to replace the then retiring Thomas J. Cable. Mr. Knudson is the Chairman and Chief Executive Officer of Combimatrix Corporation. From 1997 to 1999, Mr. Knudson served as Executive Vice President of Sterling Diagnostic Imaging, Inc. He served from 1994 to 1996 as President of the Medical Imaging Systems Division of Polaroid Corporation. Mr. Knudson is also currently a director of Octavius Capital LLC, and Acacia. Mr. Knudson received a B.A. in Biology from Augustana College. He also serves as chairman of the audit committee of the Board of Directors.

Morgan W. Nields has served as Chairman of the Board since the Company's incorporation in 1973 and served as Chief Executive Officer from 1973 through November of 2000 and President from August 1990 until December 1992. Mr. Nields is a Director and member of the Board of Governors of the National Electrical Manufactures Association (NEMA). He is also a director of Breast Health Care Management, Inc. He holds a BA degree from Williams College and an MBA from the Amos Tuck School of Business Administration at Dartmouth College.

Kathryn A. Paul has been a director of the Company since March 1998. Ms. Paul began her career with Kaiser Permanente in 1970, and has held a variety of management positions since that time, including serving as Senior Vice President and regional Manager, Kaiser Permanente Ohio Region from 1986 to 1994, President of the Colorado and Kansas City regions from 1994 to 1996, President of Kaiser Permanente's Rocky Mountain Division from 1996 to March 1999 and, from March 1999 until her retirement in December 1999, President Group Operations West, with responsibility for Kaiser Permanente operations in Colorado, Hawaii, Seattle, Portland, and Kansas City. Ms. Paul is also Chairperson of the Board of Directors of the Federal Reserve Board of Denver, and serves on the boards of a variety of civic and charitable organizations. She is a member of the Compensation Committee and the Regulatory Oversight Committee of the Board of Directors.

Louis E. Rivelli has served as President and Chief Executive Officer for the Company since December 2000. Prior to assuming that role, he served as President and Chief Operating Officer since September 1999, when he was elected by the Company's Board of Directors. Mr. Rivelli has a strong background in operations and general management. From 1997 to 1999, he was a Director at Logistix, a company specializing in state of the art supply chain management. From 1990 to 1997, Mr. Rivelli served as President of Olsen Electric Motors. From 1976 through 1990, he served as Director of Operations for Philips Medical Systems, a manufacturer of medical diagnostic equipment. He holds an MBA degree from the University of New Haven.



ITEM 11.  EXECUTIVE COMPENSATION

  The following table sets forth the compensation to the Company's Chief Executive Officer and the Company's executive officers whose salary and bonus exceeded $100,000 for services rendered during the fiscal years ended December 31, 2000, 1999 and 1998, or the Named Officers:

                           SUMMARY COMPENSATION TABLE

                                                           Annual Compensation               Long-Term
                                                                                             Compensation
                                                                                                Awards
     Name and Principal Position          Year                                  Bonus      # of Securities            All Other
                                                        Salary(1)                             Underlying           Compensation(2)
                                                                                               Options
                                      -----------   ---------------        -------------   ----------------     -------------------
Morgan W. Nields......................       2000          $239,077             $ 91,100             25,000                 $75,750
     Chairman of the Board                   1999           237,616               13,249             25,000                  75,750
                                             1998           239,970                    0             25,000                  75,750
Louis E. Rivelli (3)..................       2000           204,145              139,390            150,000                       0

     President                               1999            63,165               80,000            200,000                  18,750
     Chief Executive Officer                 1998                 0                    0                  0                       0
Rodney B. Johnson (4).................       2000            50,769                3,000             50,000                       0
     Vice President Finance                  1999                 0                    0                  0                       0
     Chief Financial Officer                 1998                 0                    0                  0                       0
     and Secretary

(1)  The amount includes payouts, if any, for excess and accrued vacation.
(2) These amounts principally represent the premiums paid under "split-dollar" life insurance on behalf of certain officers under which the Company will be reimbursed for premiums paid upon the officer's death. The executive receives no ownership in the portion of cash surrender value representing premiums paid under the policies until retirement, and then only if minimum service requirements have been met.
(3)  Mr. Rivelli joined the Company in August 1999.
(4)  Mr. Johnson joined the Company in August 2000.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                                                                                 Shares Beneficially
                                                                                                      Owned (1)
                       Name and Address of Beneficial Owner                                 Number                  Percentage
-----------------------------------------------------------------------------------
Arnold H. Snider...................................................................          1,675,000(2)                   19.4%
Deerfield Capital L.P. and Deerfield Partners, L.P.
          450 Lexington Avenue, Suite 1450
          New York, NY   10017
Dimensional Fund Advisors, Inc.....................................................            456,600                       5.3
          1299 Ocean Avenue, 11th Floor
          Santa Monica, CA  90401
Directors and officers:
     Morgan W. Nields..............................................................          1,168,598(3)                   13.5
          12300 North Grant Street
          Denver, CO  80241
Louis E. Rivelli...................................................................            161,723(4)                    1.9
David G. Bragg, M.D................................................................             34,000(5)        *
Fred Burbank.......................................................................             19,000(6)        *
Rodney B. Johnson..................................................................              6,800(7)        *
Gerald D. Knudson..................................................................             13,000(8)        *
Kathryn A. Paul....................................................................             23,000(9)        *
All directors and executive officers
     as a group (seven persons)....................................................          1,426,121(10)                  16.5%

----------------

*   Less than 1%
(1) This table is based upon information supplied by officers and directors and Schedules 13G filed by principal stockholders with the Securities and Exchange Commission, or the SEC, in February 2001. Unless otherwise noted, each person identified possesses sole voting and investment power with respect to the shares listed. A beneficial owner is any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, has or shares voting power or investment power over the shares. Number of shares includes all shares underlying options that will be exercisable prior to June 1, 2000.
(2) Based upon information supplied by Beneficial Owner, Arnold H. Snider, President of Deerfield Capital, L.P., has shared voting and investment power over 1,675,000 shares, Deerfield Capital, L.P. and Deerfield Partners, L.P. have shared voting and investment power over 1,182,550 shares and Deerfield Management Company and Deerfield International Limited have shared voting and investment power over 492,450 shares.
(3) Includes 170,523 and 118,943 shares held by The Robert L. Nields Trust and the Florence Wesson Nields Irrevocable Trust, respectively. Mr. Nields is a co-trustee and a beneficiary of both trusts and exercises shared voting and investment power as to such shares. Mr. Nields disclaims beneficial ownership of the shares held by both trusts except to the extent of his proportionate interest as beneficiary of the trusts. The amount shown also includes 181,955 shares that may be purchased pursuant to options exercisable prior to June 1, 2001.
(4) Includes 144,726 shares that may be purchased pursuant to options exercisable prior to June 1, 2001.
(5) Represents 34,000 shares that may be purchased pursuant to options exercisable prior to June 1, 2001.
(6) Represents 19,000 shares that may be purchased pursuant to options exercisable prior to June 1, 2001.
(7) Includes 5,208 shares that may be purchased pursuant to options exercisable prior to June 1, 2001.
(8) Represents 13,000 shares that may be purchased pursuant to options exercisable prior to June 1, 2001.
(9) Represents 23,000 shares that may be purchased pursuant to options exercisable prior to June 1, 2001.
(10) Includes 420,889 shares that may be purchased pursuant to options exercisable prior to June 1, 2001.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our Denver headquarters and manufacturing facility is leased from JN Properties, a partnership whose general partners are Morgan W. Nields, Chairman of the Board of Directors of Fischer, and another stockholder of Fischer, under a lease effective August 1, 1992, which expires July 31, 2012. The lease requires Fischer to pay all taxes, insurance, operating and maintenance expenses for the facility, and provides for an annual base rent which is subject to adjustment at the beginning the 8th, 13th and 18th lease year based on the then-current market rent for similar premises, provided the base rent may not be increased at any one time by more than 7%. Fischer made total lease payments of $744,000 in 2000.

  The foregoing lease was approved by a majority of the Company's disinterested directors at the time it was entered into by the Company. The Company believes that this lease was entered into for bona fide business purposes and was on terms no less favorable to the Company than could have been obtained from unaffiliated third parties.

  In August 1999, Louis E. Rivelli accepted the Company's offer of employment. If the Company terminates Mr. Rivelli's employment for cause of if Mr. Rivelli resigns at any time, the Company must pay him four months' salary as a severance.

  During 1999, the Company extended an interest-free loan in the amount of $252,000 to Louis E. Rivelli, the then-President and Chief Operating Officer (currently the President and Chief Executive Officer), in consideration for his agreement to relocate to Colorado immediately. At December 31, 2000, $100,000 of the loan was outstanding and is to be repaid in full by August 2004.

                                   SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be singed on its behalf by the undersigned, thereunto duly authorized.

                                              FISCHER IMAGING CORPORATION

Date: April 30, 2001                          By:     /s/   Rodney Johnson
                                              --------------------------------
                                                Rodney Johnson
                                                Chief Financial Officer