Form 10-Q
period 2001-04-01
FISCHER IMAGING CORP
filed 2001-05-16
CIK 750901

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For The Quarter Ended April 1, 2001


[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from____ to ____

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


Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days. Yes X No __
                                      --

The number of shares of Registrants's Common Stock outstanding as of April 1, 2001 was 8,630,972.

                          FISCHER IMAGING CORPORATION

                               TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                            Page
                                                                          ----


Item 1.       Consolidated Financial Statements

                  Consolidated Balance Sheets- (unaudited)
                  April 1, 2001 and December 31, 2000                       3

                  Consolidated Statements of Operations- (unaudited)
                  Three months ended April 1, 2001 and April 2, 2000        4

                  Consolidated Statements of Cash Flows- (unaudited)
                  Three months ended April 1, 2001 and April 2, 2000        5

                  Notes to Consolidated Financial Statements (unaudited)    6


Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                    10

Item 3.       Quantitative and Qualitative Disclosures About Market Risk   13



PART II. OTHER INFORMATION

Item 1.      Legal Proceedings                                             14
Item 2.      Changes in Securities and Use of Proceeds                     14
Item 3.      Defaults Upon Senior Securities                               14
Item 4.      Submission of Matters to Vote of Security Holders             14
Item 5.      Other Information                                             14
Item 6.      Exhibits and Reports on Form 8-K                              14

                          FISCHER IMAGING CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands, except share data)
                                  (Unaudited)

                                                                                  April 1,  December 31,
                                                                                    2001       2000
                                                                                    ----       ----
                                    ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                     $  1,057    $    843
    Trade accounts receivable, net of allowance for doubtful
       accounts of approximately $1,448 and $1,236 at April 1, 2001
       and December 31, 2000, respectively                                          11,740      12,600
    Inventories                                                                     19,006      18,844
    Prepaid expenses and other current assets                                          456         744
                                                                                  --------    --------
              Total current assets                                                  32,259      33,031
PROPERTY AND EQUIPMENT
    Manufacturing equipment                                                          8,149       8,124
    Office equipment and leasehold improvements                                      5,967       6,021
                                                                                  --------    --------
                                                                                    14,116      14,145
    Less- Accumulated depreciation and amortization                                 12,171      12,032
                                                                                  --------    --------
          Property and equipment, net                                                1,945       2,113
                                                                                  --------    --------
INTANGIBLE ASSETS, net                                                               1,872       1,841
DEFERRED COSTS AND OTHER ASSETS                                                      1,459       1,491
                                                                                  --------    --------
              TOTAL ASSETS                                                        $ 37,535    $ 38,476
                                                                                  ========    ========



                    LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES
    Notes payable and current maturities of long-term debt                        $     39    $     39
     Trade accounts payable                                                          3,406       3,463
    Accrued salaries and wages                                                       1,654       1,781
    Customer deposits                                                                  497         715
    Accrued warranty and installation costs                                            843       1,206
    Deferred service revenue                                                           630         687
    Other current liabilities                                                        1,494       1,768
                                                                                  --------    --------
              Total current liabilities                                              8,563       9,659

LONG-TERM DEBT                                                                         840         840
                                                                                  --------    --------
              TOTAL LIABILITIES                                                      9,403      10,499
                                                                                  --------    --------
STOCKHOLDERS' INVESTMENT
    Common Stock, $.01 par value, 25,000,000 shares authorized, 8,630,972 and
       8,587,315 shares issued and outstanding at
       April 1, 2001 and December 31, 2000, respectively                                86          86
    Preferred Stock, 5,000,000 shares authorized:
       Series C Junior Participating Preferred Stock, $.01 par value,
         500,000 shares authorized, no shares issued and outstanding                    --          --
    Additional paid-in capital                                                      47,446      47,377
    Accumulated deficit                                                            (19,462)    (19,670)
    Accumulated other comprehensive income                                              62         184
                                                                                  --------    --------
              TOTAL STOCKHOLDERS' INVESTMENT                                        28,132      27,977
                                                                                  --------    --------
              TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                      $ 37,535    $ 38,476
                                                                                  ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                          FISCHER IMAGING CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in thousands, except per share data)
                                  (Unaudited)

                                                    Three Months Ended
                                                  ---------------------
                                                    April 1,  April 2,
                                                      2001     2000
                                                  --------     --------

REVENUES                                            $11,246   $13,743

COST OF SALES                                         5,684     7,553
                                                  ---------   ---------
      Gross profit                                    5,562     6,190

OPERATING EXPENSES:
      Research and development                          972     1,041
      Selling, marketing and service                  2,894     3,384
      General and administrative                      1,298     1,208
                                                  ---------   ---------
              Total operating expenses                5,164     5,633
                                                  ---------   ---------

INCOME FROM OPERATIONS                                  398       557

NONOPERATING INCOME (EXPENSE):
      Interest expense                                  (54)     (168)
      Interest income                                    22        19
      Other expense, net                               (159)      (57)
                                                  ---------   ---------

INCOME BEFORE INCOME TAXES                              207       351
INCOME TAXES                                             --        --
                                                  ---------   ---------
NET INCOME                                          $   207   $   351
                                                  =========   =========

NET INCOME PER SHARE
      Basic                                         $  0.02   $  0.05
                                                  =========   =========
      Diluted                                       $  0.02   $  0.05
                                                  =========   =========

SHARES USED TO CALCULATE
INCOME PER SHARE
      Basic                                           8,631     7,073
                                                   ========   =========
      Diluted                                         9,070     7,791
                                                   ========   =========



The accompanying notes are an integral part of these consolidated financial statements.

                          FISCHER IMAGING CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)
                                  (Unaudited)

                                                                 Three Months Ended
                                                                 April 1,    April 2,
                                                                  2001        2000
                                                                  ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net cash provided by operating activities                    $   545    $   939
                                                                -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                            (286)        (4)
                                                                -------    -------
              Net cash used in investing activities                (286)        (4)
                                                                -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from sales of common stock, net                          69         87
   Net repayments under line of credit agreement                     --       (853)
   Repayments of long-term debt                                      --        (64)
                                                                -------    -------
      Net Cash provided by (used in) financing activities            69       (830)
                                                                -------    -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                            (114)         4
                                                                -------    -------
NET INCREASE IN CASH AND CASH EQUIVALENTS                           214        109
CASH AND CASH EQUIVALENTS, beginning of period                      843      1,056
                                                                -------    -------
CASH AND CASH EQUIVALENTS, end of period                        $ 1,057    $ 1,165
                                                                =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                          FISCHER IMAGING CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1)  GENERAL

In management's opinion, the accompanying unaudited consolidated balance sheets and statements of operations and cash flows contain all adjustments, consisting only of normal recurring items, necessary to present fairly the financial position of Fischer Imaging Corporation on April 1, 2001, its results of operations for the three months ended April 1, 2001 and April 2, 2000 and its cash flows for the three months ended April 1, 2001 and April 2, 2000. Results of operations and cash flows for the interim periods may not be indicative of the results of operations and cash flows for the full fiscal year.

These unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by generally accepted accounting principles. The financial statements should be read in conjunction with the audited financial statements and notes thereto contained in our latest annual report on Form 10-K for the year ended December 31, 2000.

Typically, and for the year ending December 31, 2001, we close the first three fiscal quarters as of the Sunday closest to the end of March, June and September.

On January 1, 2001, we adopted Statement of Financial Accounting Standard ("SFAS") No.133, "Accounting for Derivative Instruments and Hedging Activities." The adoption of SFAS No.133 had no effect on our financial statements.

(2)  INVENTORIES

Inventories include costs of materials, direct labor and manufacturing overhead. Inventories are priced at the lower of cost (using primarily the last-in, first-out ("LIFO") method of valuation) or market. Writedowns for excess or obsolete inventories are charged to expense in the period in which conditions giving rise to the writedowns are first recognized.

Inventories consisted of the following components (in thousands):

                                                                                     April 1,   December 31,
                                                                                       2001         2000
                                                                                       ----         ----
                    FIFO cost--
                         Raw materials, net                                          $ 10,685    $  9,363
                         Work in process and finished goods                             8,516       9,676
                    LIFO valuation adjustment                                            (195)       (195)
                                                                                     --------    --------
                    Inventories, net                                                 $ 19,006    $ 18,844
                                                                                     ========    ========

(3)  OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following (in thousands):

                                                                                     April 1,    December 31,
                                                                                       2001         2000
                                                                                       ----         ----
                    Accrued sales, property, and
                        other state and local taxes                                  $   499     $    587
                    Other                                                                995        1,181
                                                                                     -------     --------
                    Total other current liabilities                                  $ 1,494     $  1,768
                                                                                     =======     ========

                          FISCHER IMAGING CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                  (Unaudited)

(4)  NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consisted of the following (in thousands):

                                                                April 1,    December 31,
                                                                  2001         2000
                                                                  ----         ----
            Borrowing under bank revolving line of credit        $   --       $  --
            Capitalized lease obligations                            71          71
            Loan on life insurance                                  808         808
                                                                 ------       -----
                                                                    879         879
            Less--Current maturities                                (39)        (39)
                                                                 ------       -----
            Long-term debt                                       $  840       $ 840
                                                                 ======       =====

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


A reconciliation between the number of securities used to calculate basic and, if dilutive, diluted income per share is as follows (in thousands):

                                                                                   Three Months Ended
                                                                                   ------------------
                                                                                 April 1,      April 2,
                                                                                   2001          2000
                                                                                   ----          ----
Weighted average number of common shares outstanding
(Shares used in Basic Earnings Per Share Computation)........................      8,631         7,073
                                                                                   -----         -----
Shares of convertible preferred stock (as if converted)......................         --           507
Effect of stock options (treasury stock method)..............................        439           211
                                                                                   -----        ------
Shares used in Diluted Earnings Per Share Computation, if dilutive...........      9,070         7,791
                                                                                   =====        ======

Stock options excluded from the computation of diluted earnings per share because their effect would be anti-dilutive was 1,274 and 1,209, (in thousands), for the three-month periods ended April 1, 2001 and April 1, 2000, respectively.

                          FISCHER IMAGING CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                  (Unaudited)

(6)  COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity of an enterprise other than the change resulting from investments by or distributions to its owners. Comprehensive income includes only net earnings or loss and foreign currency translation adjustments, as follows:

                                                 Three Months Ended
                                                 ------------------
                                               April 1,      April 2,
                                                 2001          2000
                                                -----          ----
Net income                                      $ 207         $ 351
Foreign currency translation adjustments         (122)            5
                                                -----         -----
Comprehensive income                            $  85         $ 356
                                                =====         =====

(7)  OPERATING AND GEOGRAPHIC SEGMENT INFORMATION

We operate in a single industry segment: the design, manufacture, and marketing of x-ray imaging systems. During 1999, we made a strategic move away from Original Equipment Manufacturer, or OEM relationships. During 1999 and 1998, we separately managed and reported operating results for products sold by us (proprietary) from those manufactured for sale to other medical products companies under OEM contracts. During 2000, 1999 and 1998, we also had marketing operations in Europe and Australia. We closed our Australian operations at the end of 2000. Currently, the international operations focus mainly on sales in Europe, Egypt, China and Latin America. The accounting policies used to determine segment results are consistent with those utilized in the consolidated financial statements. The following is a summary of our operations by segment (in thousands):

                                                    United States
                                       -----------------------------------------
                                           Proprietary                                   International       Internal
                                       --------------------                           --------------------
                                       Domestic     Export      OEM        Total      Australia     Europe     Sales       Total
                                       --------    --------     ---        -----      ---------     ------     -----       -----
Three Months Ended April 1, 2001
--------------------------------
  Revenues:
     Product.........................  $  7,031    $    901    $     --    $  7,932    $     --    $    146   $     (3)   $  8,075
     Service.........................     2,857          --          --       2,857          --         314         --       3,171
                                        -------    --------    --------    --------    --------    --------   --------    --------
                                          9,888         901          --      10,789          --         460         (3)     11,246
                                        -------    --------    --------    --------    --------    --------   --------    --------
  Costs of sales:
      Product........................     4,024         501          --       4,525          --         109         (3)      4,631
      Service........................       334          --          --         334          --          80         --         414
                                        -------    --------    --------    --------    --------    --------   --------    --------
      Allocated......................     4,358         501          --       4,859          --         189         (3)      5,045
                                        -------    --------    --------                --------
      Unallocated....................                                           639          --          --         --         639
                                                                           --------    --------    --------   --------     -------
                                                                              5,498          --         189         (3)      5,684
                                                                           --------    --------    --------   --------    --------
  Gross profit ......................                                         5,921          --         271         --       5,562
  Operating expenses.................                                         4,920          --         244        (54)      5,164
                                                                           --------    --------    --------   --------    --------
  Income from operations ............                                           371          --          27         --         398
  Interest expense ..................                                           (54)         --          --         --         (54)
  Interest income ...................                                            22          --          --         --          22
  Other (expense) income, net........                                          (148)         --         (11)        --        (159)
                                                                           --------    --------    --------   --------    --------

  Net income.........................                                      $    191    $     --    $     16   $     --    $    207
                                                                           ========    ========    ========   ========    ========

  Other Information:
      Identifiable assets............                                      $ 36,059    $     --    $  1,476               $ 37,535
      Capital expenditures...........                                           285          --          --                    285
      Depreciation ..................                                           269          --          --                    269
      Amortization ..................                                           144          --          --                    144

                          FISCHER IMAGING CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                  (Unaudited)


                                                             United States
                                             -----------------------------------------
                                                Proprietary                                  International     Internal
                                            --------------------                          --------------------
                                            Domestic      Export      OEM       Total     Australia     Europe    Sales    Total
                                            --------      ------      ---       -----     ---------     ------    -----    -----
Three Months Ended April 2, 2000
--------------------------------
    Revenues:
        Product...........................  $ 6,783     $  2,988    $ 1,053   $ 10,824    $    --     $   255   $  (272)   $10,807
        Service...........................    2,825           --         --      2,825         59          52        --      2,936
                                            -------     --------    -------   --------    -------     -------   -------    -------
                                              9,608        2,988      1,053     13,649         59         307      (272)    13,743
                                            -------     --------    -------   --------    -------     -------   -------    -------
    Costs of sales:
        Product...........................    3,525        1,593        624      5,742         --          --       (11)     5,731
        Service...........................      402           --         --        402         12           9        (6)       417
                                            -------     --------    -------   --------    -------     -------   -------    -------
        Allocated.........................    3,927        1,593        624      6,144         12           9       (17)     6,148
                                            -------     --------    -------
        Unallocated.......................                                       1,405         --          --        --      1,405
                                                                              --------    -------     -------   -------    -------
                                                                                 7,549         12           9       (17)     7,553
                                                                              --------    -------     -------   -------    -------
    Gross profit..........................                                       6,100         47         298      (255)     6,190
    Operating expenses....................                                       5,560         82         246      (255)     5,633
                                                                              --------    -------     -------   -------    -------
    Income (loss) from operations.........                                         540        (35)         52        --        557
    Interest expense......................                                        (168)        --          --        --       (168)
    Interest income.......................                                          15          4          --        --         19
    Other (expense) income, net...........                                         141       (193)         (5)       --        (57)
                                                                              --------    -------     -------   -------    -------
    Net income (loss).....................                                    $    528    $  (224)    $    47   $    --    $   351
                                                                              ========    =======     =======   =======    =======
    Other Information:
        Identifiable assets...............                                    $ 38,665    $   943     $   887              $40,495
        Capital expenditures..............                                           4         --          --                    4
        Depreciation......................                                         449         --          --                  449
        Amortization......................                                         140         --          --                  140

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and Notes thereto appearing in our Annual Report on Form 10-K for the year ended December 31, 2000 (the "Form 10-K"). This Form 10-Q, including the information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, statements contained herein that are not statements of historical fact may be considered forward-looking statements. Without limiting the foregoing, the words "believes," "expects," "anticipates," "plans," "estimates," and similar words and expressions are intended to identify such statements. These forward-looking statements include statements about:

 .     resolutions of deficiencies noted by the FDA;
 .     the adequacy of financial resources;
 .     future revenues, expenses, and other operating results;
 .     sales under our strategic alliances, marketing arrangements, and other agreements pertaining to Mammotest, digital radiography, and other products;
 .     the status of SenoScan(TM) and other new products in development;
 .     reimbursement for digital mammography;
 .     the size and growth of our markets;
 .     the success of efforts to reduce manufacturing and other costs;
 .     manufacturing capacity and capabilities;
 .     submissions to the FDA and receipt of FDA approvals and clearances;
 .     the availability of raw materials and components; and
 .     other matters.

These forward-looking statements involve risks and uncertainties. The actual results that we achieve may differ materially from those discussed in such forward-looking statements due to the risks and uncertainties set forth:

(1) in the Business section of our annual report on Form 10-K for the year ended December 31, 2000 under the headings: "Risks Associated with OEM Agreements," "Sales and Marketing," "International Operations," "Strategic Alliances," "Risks of Technological Change and New Products," "Risks of New Product Development and Market Acceptance," "Competition," "Government Regulation," "Government Reimbursement," `Manufacturing and Operating Risks," "Product Liability, Market Withdrawal, and Product Recalls," "Patents and Intellectual Property," "Risk of Dependence on Key Personnel,"

(2) in the "Market for Registrant's Common Equity and Related Stockholder Matters" section of our annual report on Form 10-K for the year ended December 31, 2000 under the headings "Risk of Price Volatility of Common Stock," `Risks of Fluctuations in Quarterly Results of Operations," "Risks of Fluctuations in Quarterly Results of Operations," Risks Associated with Shares Eligible for Future Sale," "Risks Associated with Control by Management and Certain Stockholders," and "Certain Anti-Takeover Effects,"

(3) in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Form 10-K for the year ended December 31, 2000 under the "Overview," "Quantitative and Qualitative Disclosures About Market Risk," "FDA Regulations," and "Recent Developments" headings,

(4) elsewhere in the Business, "Management's Discussion and Analysis," and other sections of our annual report on Form 10-K for the year ended December 31, 2000,

(5) and in this Form 10-Q under the "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Overview" section of MD&A and elsewhere.


Results of Operations

Overview. First quarter 2001 revenues and net income were $11,246,000 and $207,000, respectively, as compared to revenues of $13,743,000 and net income of $351,000 for the first quarter of 2000. The revenue decrease reflected primarily the planned reductions in OEM product shipments. Gross margin as a percentage of revenues increased to 49.5% in the first quarter of 2001 from 45.0% in the first quarter of 2000, primarily due to three factors: (1) efficiencies derived from our corporate right-sizing and reorganization, as well as the implementation of a flattened manufacturing process, (2) a continued shift towards higher margin direct sales versus dealer and OEM sales and (3) an increase in production of higher margin mammography and digital radiology products. Operating expenses were significantly lower in the first quarter of 2001, as compared to the first quarter of 2000 due primarily to lower headcount expenses.


The following table sets forth the percentage of revenues represented by certain data included in our statements of operations for the periods indicated:

                                                    Three Months Ended
                                           -------------------------------------
                                               April 1,            April 2,
                                                 2001                2000
                                            ----------------   -----------------

         Revenues                                  100.0 %             100.0 %
         Gross margin                               49.5                45.0
         Research and development                    8.6                 7.6
         Selling, marketing and service             25.7                24.6
         General and administrative                 11.5                 8.8
         Income from Operations                      3.5                 4.0
         Net income                                  1.8                 2.6

Revenues. First quarter 2001 revenues were $11,246,000, an 18% decrease from first quarter 2000 revenues of $13,743,000. The decrease reflects planned reductions in OEM product shipments, as well as international exports. OEM shipments decreased from $1,053,000 in the first quarter of fiscal 2000 to $0 in the first quarter of fiscal 2001. International exports decreased from $2,988,000 in the first quarter of fiscal 2000 to $901,000 in the first quarter of fiscal 2001 primarily due to lower shipments to Europe.

Gross Profit. For the first quarter of 2001, gross profit expressed a percentage of revenues was 49.5%, as compared to 45.0% for the first quarter of 2000. The increase in gross margin was primarily due to efficiencies derived from our corporate right-sizing and reorganization, the implementation of a flattened manufacturing process, a continued shift towards higher margin direct sales versus dealer and OEM sales and an increase in production of higher margin mammography and digital radiology products.

Research and Development Expenses. Research and development expenses for the first quarters of 2001 and 2000 were $972,000 and $1,041,000, respectively, or 8.6% and 7.6% of revenues, respectively. The decrease in amounts reflects reductions in staffing and related expenses, while the increase in percentage of revenue reflects the increased efforts to prepare SenoScan for FDA approval.

Selling, Marketing and Service Expenses. Selling, marketing and service expenses for the first quarters of 2001 and 2000 were $2,894,000 and $3,384,000, respectively, or 25.7% and 24.6%, respectively, of revenues. As compared to the same three month period in 2000, selling, marketing and service expenses decreased as a result of lower headcount, reduced commissions and reduced travel expenses.

General and Administrative Expenses. General and administrative expenses for the first quarters of 2001 and 2000 were $1,298,000 and $1,208,000, respectively, or 11.5% and 8.8%, respectively, of revenue. The increase is primarily due to higher legal expenses for the Trex litigation brought by the Company for patent infringement, recruitment and incentive expenses.

Interest Expense / Interest Income. Interest expense for the three months ended April 1, 2001 and April 2, 2000 was $54,000 and $168,000, respectively. Interest income for the first quarters of 2001 and 2000 was $22,000 and $19,000, respectively. The decrease in interest expense, in the three months ended April 1, 2001 as compared to the three months ended April 2, 2000 is due primarily to lower levels of borrowings under our line of credit during the quarter ending April 1, 2001. At the end of the first quarter 2001, there were no outstanding borrowings on the $8.0 million line of credit.

Net Income/Loss. Net income for the first quarter of 2001 was $207,000 as compared to net income for the first quarter of 2000 of $351,000. For the three months ended April 1, 2001, net income decreased relative to the three months ended April 2, 2000 primarily as the result of the planned decrease in OEM shipments and reduced international exports, offset by cost savings derived from corporate right-sizing and reorganization.

Income Taxes

The estimated effective tax rate for the year ended December 31, 2001 is currently 0%. Accordingly, no income tax benefit or provision has been recorded for the three-month period ended April 1, 2001. This rate was determined based upon the anticipated 2001 results of operations includable in the domestic consolidated tax return and upon projected net temporary differences between operating results reflected in the financial statements and those required to be reflected in the 2001 domestic consolidated tax return. As of December 31, 2000, we had valuation allowances of approximately $15.8 million, reducing net deferred tax assets to $0.

No income tax provisions have been recognized for foreign tax jurisdictions and no income tax benefits have been recognized for subsidiary losses outside the domestic consolidated return because they are not expected to reverse in the foreseeable future.

Liquidity and Capital Resources

Net cash provided by operating activities for the three months ended April 1, 2001 was $545,000 compared to $939,000 provided by operations in the comparable three month period of 2000. The decrease in cash provided by operations is due primarily to increases in inventory necessitated by the planned roll-out of SenoScan.

Net cash used in investing activities was $286,000 for the three months ended April 1, 2001, an increase of $282,000 from the comparable three month period in 2000. We anticipate that the level of spending for capital expenditures in the first quarter of 2001 will continue, although there currently are no material commitments for capital expenditures.

Net cash provided by financing activities for the three months ended April 1, 2001 was $69,000, versus a use of $830,000 for the three months ended April 1, 2000. The decrease principally resulted from the reduction in borrowings under our bank revolving line of credit, made possible by the increase in cash flow from operations and a private placement of stock for $4,000,000 in the third quarter of fiscal 2000.

As of April 1, 2001, the Company had $1.1 million in cash and cash equivalents, working capital of $23.7 million, and an $8.0 million bank revolving line of credit facility, which is subject to restrictions as to availability based on eligible receivables and inventory, as defined. As of April 1, 2001, the entire $8.0 million was available under this line. The line of credit is secured by our tangible assets and is for a term of three years. The borrowings under the agreement are subject to interest at the bank's prime rate of interest, 8.0%, at April 1, 2001.

We believe our current cash and cash equivalent balances, our available borrowings under the line of credit, and cash generated from operations will be sufficient to satisfy our liquidity needs for the remainder of 2001 and for the foreseeable future.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk:
--------------------------------------------------------------------

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in United States interest rates and changes in foreign currency exchange rates as measured against the United States dollar. These exposures are directly related to our normal operating and funding activities. Historically and as of April 1, 2001, we have not used derivative instruments or engaged in hedging activities.

There have been no significant changes in our market risk from December 31, 2000.

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

Item 6.  Exhibits and Reports on Form 8-K:
------------------------------------------

         (a) Documents filed as part of this report:

         1.   Financial Statements.

               See pages 3 through 5 of this Form 10-Q.

         2.   Financial Statement Schedules.

               None

         3.   Exhibits.

               The following are filed as part of this report:

Exhibit
Number                                           Description of Exhibit
------                                           ----------------------
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

  10.9 Manufacturing and License Agreement, dated as of June 20, 1995, between the Company and GEMS(4)

  10.10 Amendment, dated as of June 20, 1995, to Purchase Agreement, dated as of August 29, 1994, between the Company and GEMS(4)

  10.11 Agreement dated October 10, 1997, between the Company and Ethicon Endo-Surgery, Inc. with Addendum dated January 28, 1998.(5)

  27     Financial Data Schedule(6)

__________
(1) Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 33-41537, as filed with the Securities and Exchange Commission (the "Commission") on July 3, 1991.

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

(6)      Filed herewith.

         (b) Reports on Form 8-K

               None

         (c) Exhibits

         See Item 6(a)(3) of this Form 10-Q.

         (d) Financial Statement Schedules

               None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended April 1, 2001 to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 FISCHER IMAGING CORPORATION



                                                 /s/ RODNEY B. JOHNSON
                                                 ---------------------
                                                 Rodney B. Johnson
                                                 Chief Financial Officer, Vice
                                                 President, Finance and
                                                 Secretary


May 15, 2001