Form 10-Q
period 2001-07-01
FISCHER IMAGING CORP
filed 2001-08-16
CIK 750901

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                       For The Quarter Ended July 1, 2001


[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

         For the transition period from               to
                                        -------------    --------------
                         Commission file number 0-19386


                          FISCHER IMAGING CORPORATION
             (Exact name of Registrant as specified in its charter)

                  DELAWARE                               36-2756787
          (State of incorporation)          (I.R.S. Employer Identification No.)

          12300 North Grant Street
              Denver, Colorado                             80241
(Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (303) 452-6800


Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing
requirements for the past 90 days.                Yes  X    No
                                                     -----     -----

The number of shares of Registrant's Common Stock outstanding as of July 1, 2001 was 8,635,651.

                          FISCHER IMAGING CORPORATION

                               TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION                                             Page
                                                                            ----


Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets (unaudited) --
          July 1, 2001 and December 31, 2000                                   3

          Consolidated Statements of Operations (unaudited) --
          Three and six months ended July 1, 2001 and July 2, 2000             4

          Consolidated Statements of Cash Flows (unaudited) --
          Six months ended July 1, 2001 and July 2, 2000                       5

          Notes to Consolidated Financial Statements (unaudited)               6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          19



PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings                                                   20

Item 2.   Changes in Securities and Use of Proceeds                           20

Item 3.   Defaults Upon Senior Securities                                     20

Item 4.   Submission of Matters to a Vote of Security Holders                 20

Item 5.   Other Information                                                   20

Item 6.   Exhibits and Reports on Form 8-K                                    20

                          FISCHER IMAGING CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands except share data)
                                  (Unaudited)

                                                                               July 1,       December 31,
                                                                                2001            2000
                                                                               -------       -----------
                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                     $ 2,520         $   843
   Trade accounts receivable, net of allowance for doubtful
     accounts of approximately $709 and $1,236 at July 1, 2001
     and December 31, 2000, respectively                                          12,491          12,600
   Inventories                                                                    18,112          18,844
   Prepaid expenses and other current assets                                         554             744
                                                                                 -------         -------
       Total current assets                                                       33,677          33,031
                                                                                 -------         -------
PROPERTY AND EQUIPMENT
   Manufacturing equipment                                                         8,147           8,124
   Office equipment and leasehold improvements                                     6,039           6,021
                                                                                 -------         -------
                                                                                  14,186          14,145
   Less- Accumulated depreciation and amortization                                12,300          12,032
                                                                                 -------         -------
       Property and equipment, net                                                 1,886           2,113
                                                                                 -------         -------
INTANGIBLE ASSETS, net                                                             1,903           1,841
DEFERRED COSTS AND OTHER ASSETS                                                    1,399           1,491
                                                                                 -------         -------
       TOTAL ASSETS                                                              $38,865         $38,476
                                                                                 =======         =======


                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES
   Notes payable and current maturities of long-term debt                        $     18        $     39
   Trade accounts payable                                                           3,131           3,463
   Accrued salaries and wages                                                       2,186           1,781
   Customer deposits                                                                  660             715
   Accrued warranty and installation costs                                            864           1,206
   Deferred service revenue                                                           520             687
   Other current liabilities                                                        2,007           1,768
                                                                                 --------        --------
       Total current liabilities                                                    9,386           9,659

LONG-TERM DEBT                                                                        846             840
                                                                                 --------        --------
       TOTAL LIABILITIES                                                           10,232          10,499
                                                                                 --------        --------
STOCKHOLDERS' INVESTMENT
   Common Stock, $.01 par value, 25,000,000 shares authorized,
     8,635,651 and 8,587,315 shares issued and outstanding at
     July 1, 2001 and December 31, 2000, respectively                                  86              86
   Preferred Stock, 5,000,000 shares authorized:
     Series C Junior Participating Preferred Stock, $.01 par value,
       500,000 shares authorized, no shares issued and outstanding                   --              --
   Additional paid-in capital                                                      47,460          47,377
   Accumulated deficit                                                            (18,711)        (19,670)
   Accumulated other comprehensive income (foreign
     currency translation adjustments)                                               (202)            184
                                                                                 --------        --------
       TOTAL STOCKHOLDERS' INVESTMENT                                              28,633          27,977
                                                                                 --------        --------
       TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                            $ 38,865        $ 38,476
                                                                                 ========        ========




   The accompanying notes are an integral part of these financial statements.

                          FISCHER IMAGING CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands except per share data)
                                  (Unaudited)


                                           Three Months Ended                    Six Months Ended
                                        ------------------------              ----------------------
                                        July 1,          July 2,              July 1,        July 2,
                                          2001             2000                 2001           2000
                                        -------          -------              -------        -------
REVENUES
      Products and services             $12,824          $11,946              $24,070        $25,689



COST OF SALES
      Products and services               6,386            5,993               12,070         13,546
                                        -------          -------              -------        -------


             Gross profit                 6,438            5,953               12,000         12,143

OPERATING EXPENSES
      Research and development              937              976                1,909          2,017
      Selling, marketing and              3,125            3,316                6,019          6,699
       service
      General and administrative          1,551            1,105                2,849          2,314
                                        -------          -------              -------        -------
              Total operating             5,613            5,397               10,777         11,030
               expenses                 -------          -------              -------        -------

INCOME FROM OPERATIONS                      825              556                1,223          1,113

      Interest expense                      (50)            (177)                (104)          (345)
      Interest income                        25               10                   47             30
      Other income (expense), net           (49)              76                 (208)            17
                                        -------          -------              -------        -------

INCOME BEFORE INCOME TAXES                  751              465                  958            815
      Provision for income taxes             --               --                   --             --
                                        -------          -------              -------        -------
NET INCOME                              $   751          $   465              $   958        $   815
                                        =======          =======              =======        =======

NET INCOME PER SHARE
      Basic                             $  0.09          $  0.07              $  0.11        $  0.12
                                        =======          =======              =======        =======
      Diluted                           $  0.08          $  0.06              $  0.10        $  0.10
                                        =======          =======              =======        =======

SHARES USED TO CALCULATE
INCOME PER SHARE
      Basic                               8,635            7,075                8,633          7,075
                                        =======          =======              =======        =======
      Diluted                             9,403            7,781                9,235          7,788
                                        =======          =======              =======        =======




   The accompanying notes are an integral part of these financial statements.

                          FISCHER IMAGING CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                  (Unaudited)

                                                        Six Months Ended
                                                    -------------------------
                                                    July 1,           July 2,
                                                     2001              2000
                                                    -------           -------
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net cash provided by
    operating activities                            $ 2,509           $ 2,552
                                                    -------           -------

 CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                (538)             (121)
                                                    -------           -------

     Net cash used in investing activities             (538)             (121)
                                                    -------           -------

 CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from sales of common stock, net              90                88
   Net repayments under line of credit
    agreement                                            --            (1,776)
   Repayments of long-term debt                          --              (367)

     Net Cash provided by (used in) financing
      activities                                         90            (2,055)
                                                    -------           -------

 EFFECT OF EXCHANGE RATE CHANGES ON CASH               (384)             (313)
                                                    -------           -------
 NET INCREASE IN CASH AND CASH EQUIVALENTS            1,677                63
 CASH AND CASH EQUIVALENTS, beginning
  of period                                             843             1,056
                                                    -------           -------
 CASH AND CASH EQUIVALENTS, end of
  period                                            $ 2,520           $ 1,119
                                                    =======           =======


                          FISCHER IMAGING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1)  GENERAL

In management's opinion, the accompanying unaudited consolidated balance sheets and statements of operations and cash flows contain all adjustments, consisting only of normal recurring items, necessary to present fairly the financial position of Fischer Imaging Corporation (the "Company") on July 1, 2001, its results of operations for the three and six months ended July 1, 2001 and July 2, 2000 and its cash flows for the six months ended July 1, 2001 and July 2, 2000. Results of operations and cash flows for the interim periods may not be indicative of the results of operations and cash flows for the full fiscal year.

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

Typically, and for the year ending December 31, 2001, the Company closes its first three fiscal quarters as of the Sunday closest to the end of March, June and September.


(2)  INVENTORIES

Inventories include costs of materials, direct labor and manufacturing overhead. Inventories are priced at the lower of cost (using primarily the last-in, first-out ("LIFO") method of valuation) or market. Writedowns for excess or obsolete inventories are charged to expense in the period in which conditions giving rise to the writedowns are first recognized.

Inventories consisted of the following components (in thousands):

                                                          July 1,          December 31,
                                                           2001               2000
                                                         -------            -------
                 FIFO cost--
                      Raw materials                      $ 9,808            $ 9,363
                      Work in process and
                       finished goods                       8,49              9,676
                 LIFO valuation adjustment                  (195)              (195)

                 Inventories, net                        $18,112            $18,844
                                                         =======            =======


                          FISCHER IMAGING CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                  (Unaudited)

(3)  NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consisted of the following (in thousands):

                                                          July 1,         December 31,
                                                           2001              2000
                                                           ----              ----
Borrowing under bank revolving line of credit             $  --             $  --
Capitalized lease obligations                                56                71
Other                                                       808               808
                                                          -----             -----
                                                            864               879
Less--Current maturities                                    (18)              (39)
                                                          -----             -----
Long-term debt                                            $ 846             $ 840
                                                          =====             =====


See "Management's Discussion & Analysis - Liquidity and Capital Resources" for further discussion of the Company's line of credit.

(4)  NET INCOME PER SHARE

Basic income per share is computed by dividing the net income or loss by the weighted average number of shares of common stock outstanding. Diluted income or loss per share is determined by dividing the net income or loss by the sum of: (1) the weighted average number of common shares outstanding; (2) if dilutive, the number of shares of convertible preferred stock as if converted upon issuance; and (3) if dilutive, the effect of outstanding stock options determined utilizing the treasury stock method.

A reconciliation between the number of securities used to calculate basic and, if dilutive, diluted income per share is as follows (in thousands):


                                                   Three Months Ended              Six Months Ended
                                                  --------------------           --------------------
                                                   July 1,     July 2,            July 1,     July 2,
                                                     2001       2000               2001        2000
                                                   -------    -------            -------     -------
Weighted average number of common shares
 outstanding

(Shares used in Basic Earnings Per Share
 Computation)....................................   8,635      7,075              8,633       7,075
                                                               -----              -----       -----
Shares of convertible preferred stock (as if
 converted)......................................      --        507                 --         507
Effect of stock options (treasury stock method)..     768        199                602         206
                                                    -----      -----              -----       -----
Shares used in Diluted Earnings Per Share
 Computation, if dilutive........................   9,403      7,781              9,235       7,788
                                                    =====      =====              =====       =====

As of July 1, 2001 and July 2, 2000, there were, respectively, 1,652,275 and 1,277,450 outstanding options to purchase shares of Common Stock under the Company's current stock option plans.

(5)  COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity of an enterprise other than the change resulting from investments by or distributions to its owners. For the Company, comprehensive income includes only net earnings or loss and foreign currency translation adjustments, as follows:

                                           Three Months Ended                    Six Months Ended
                                     -------------------------------       --------------------------
                                        July 1,            July 2,           July 1,         July 2,
                                         2001               2000              2001            2000
                                     ------------      -------------       -----------    -----------

Net income                              $ 751              $ 465             $ 958          $ 815
Foreign currency translation             (144)              (318)             (388)          (313)
 adjustments                             -----              -----             -----          -----
Comprehensive income                    $ 607              $ 147             $ 570          $ 502
                                         =====              =====             =====          =====

                          FISCHER IMAGING CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                  (Unaudited)

(6)  OPERATING AND GEOGRAPHIC SEGMENT INFORMATION

The Company operates in a single industry segment: the design, manufacture, and marketing of x-ray imaging systems. Because of differences in distribution costs, strategies, and aftermarket potential, the Company separately manages and reports operating results for products sold by the Company (proprietary) from those manufactured for sale to other medical products companies under Original Equipment Manufacturer ("OEM") contracts. The Company's manufacturing and most distribution activities are in the United States, including export sales to Europe, primarily, and elsewhere. The Company also has marketing operations in Europe. Australia operations were closed at December 31, 2000. The following is a summary of the Company's operations by segment (in thousands):

                                            United States
                               ----------------------------------------
                                   Proprietary                              International
                               ------------------                        -------------------     Internal
                                Domestic   Export    OEM       Total     Australia    Europe       Sales      Total
                                --------   ------  ------      -----     ---------  ---------    --------  ----------
Three Months Ended July 1, 2001
-------------------------------
  Revenues:
   Product.....................  $ 7,542   $1,422  $           $ 8,964    $    --      $ 138      $ (30)     $ 9,072
   Service.....................    3,541                         3,541         --        211         --        3,752
                                 -------  -------  ------      -------    --------     -----      -----      -------
                                  11,083    1,422               12,505                   349        (30)      12,824
                                 -------  -------  ------      -------    --------     -----      -----      -------
  Costs of sales:
   Product.....................    4,096      846                4,942         --         85        (30)       4,997
   Service.....................      536                           536                    44                     580
                                 -------  -------  ------      -------    --------     -----      -----      -------
   Allocated...................    4,632      846                5,478                   129        (30)       5,577
                                 -------  -------  ------
   Unallocated.................                                    809         --         --         --          809
                                                               -------    --------     -----      -----      -------
                                                                 6,287         --        129        (30)       6,386
                                                               -------    --------     -----      -----      -------
  Gross profit.................                                  6,218                   220                   6,438
  Operating expenses...........                                  5,418         --        195         --        5,613
                                                               -------    --------     -----      -----      -------
  Income from operations.......                                    800                    25         --          825
  Interest expense.............                                    (50)        --         --         --          (50)
  Interest income..............                                     25                    --         --           25
  Other expense, net...........                                    (56)        --          7         --          (49)
                                                               -------    --------     -----      -----      -------
  Net income...................                                $   719    $    --      $  32      $  --      $   751
                                                               =======    ========     =====      =====      =======


Three Months Ended July 2, 2000
-------------------------------
  Revenues:
   Product.....................  $ 7,463   $1,648  $  248      $ 9,359    $    --      $ 278      $(440)     $ 9,197
   Service.....................    2,643       --      --        2,643         55         51         --        2,749
                                 -------   ------  ------      -------    -------      -----      -----      -------
                                  10,106    1,648     248       12,002         55        329       (440)      11,946
                                 -------   ------  ------      -------    -------      -----      -----      -------
  Costs of sales:
   Product.....................    4,127      910      11        5,048         --         --       (165)       4,883
   Service.....................      304       --      --          304         30         20          2          356
                                 -------   ------  ------      -------    -------      -----      -----      -------
   Allocated...................    4,431      910      11        5,352         30         20       (163)       5,239
                                 -------   ------    ----
   Unallocated.................                                    754         --         --         --          754
                                                               -------    -------      -----      -----      -------
                                                                 6,106         30         20       (163)       5,993
                                                               -------    -------      -----      -----      -------
  Gross profit.................                                  5,896         25        309       (277)       5,953
  Operating expenses...........                                  5,305        117        252       (277)       5,397
                                                               -------    -------      -----      -----      -------
  (Loss) income from operations                                    591        (92)        57         --          556
  Interest expense.............                                   (177)        --         --         --         (177)
  Interest income..............                                      5          5         --         --           10
  Other expense, net...........                                     88        (28)        16         --           76
                                                               -------    -------      -----      -----      -------
  Net (loss) income............                                $   507    $  (115)     $  73      $  --      $   465
                                                               =======    =======      =====      =====      =======

                          FISCHER IMAGING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                  (Unaudited)

                                            United States
                               ----------------------------------------
                                  Proprietary                                International
                               ------------------                        ---------------------   Internal
                               Domestic   Export    OEM       Total      Australia    Europe      Sales        Total
                               ---------  -------  ------  ------------  ----------  ---------  ----------  -----------
Six Months Ended July 1, 2001
-----------------------------
  Revenues:
   Product                       $14,570   $2,323  $           $16,893   $       --    $  285       $ (33)     $17,145
   Service                         6,401       --                6,401           --       524          --        6,925
                                 -------  -------  ------      -------   ----------    ------       -----      -------
                                  20,971    2,323               23,294           --       809         (33)      24,070
                                 -------  -------  ------      -------   ----------    ------       -----      -------
  Costs of sales:
   Product  .                      8,117    1,348                9,465           --       194         (33)       9,626
   Service  .                        871       --                  871           --       125          --          996
                                 -------  -------              -------   ----------    ------       -----      -------
   Allocated                       8,988    1,348               10,336           --       319         (33)      10,622
                                 -------  -------              -------
   Unallocated                                                   1,448           --        --          --        1,448
                                                               -------   ----------    ------       -----      -------
                                                                11,784           --       319         (33)      12,070
                                                               -------   ----------    ------       -----      -------
  Gross profit                                                  11,510           --       490          --       12,000
  Operating expenses                                            10,339           --       438          --       10,777
                                                               -------   ----------    ------       -----      -------
  Income from operations                                         1,171           --        52          --        1,223
  Interest expense                                                (104)          --        --          --         (104)
  Interest income                                                   47           --        --          --           47
  Other expense, net                                              (203)          --        (5)         --         (208)
                                                               -------   ----------    ------       -----      -------
  Net income                                                   $   911   $       --    $   47       $  --      $   958
                                                               =======   ==========    ======       =====      =======
  Other information:
         Identifiable                                          $37,727   $       --    $1,138                  $38,865
          assets
         Capital                                                   538           --        --                  $   538
          expenditures
         Depreciation                                              407           --        --                  $   407
         Amortization                                              288           --        --                  $   288


Six Months Ended July 2, 2000
-----------------------------
Revenues:
    Product                      $14,247   $4,636   $1,300      $20,183   $     --    $  533       $(712)     $20,004
    Service                        5,468       --       --        5,468        114       103          --        5,685
                                 -------  -------  -------      -------     ------    ------       -----      -------
                                  19,715    4,636    1,300       25,651        114       636        (712)      25,689
                                 -------  -------  -------      -------     ------    ------       -----      -------
  Costs of sales:
    Product                        7,652    2,503      635       10,790         --        --        (175)      10,615
    Service                          706       --       --          706         42        29          (5)         772
                                 -------  -------  -------      -------     ------    ------       -----      -------
    Allocated                      8,358    2,503      635       11,496         42        29        (180)      11,387
                                 -------  -------  -------      -------
    Unallocated                                                   2,159         --        --          --        2,159
                                                                -------     ------    ------       -----      -------
                                                                 13,655         42        29        (180)      13,546
                                                                -------     ------    ------       -----      -------
  Gross profit                                                   11,996         72       607        (532)      12,143
  Operating expenses                                             10,865        200       497        (532)      11,030
                                                                -------     ------    ------       -----      -------
  Income (loss) from                                              1,131       (128)      110          --        1,113
   operations
  Interest expense                                                 (343)        --        (2)         --         (345)
  Interest income                                                    21          9        --          --           30
  Other expense, net                                                226       (221)       12          --           17
                                                                -------     ------    ------                  -------
  Net income (loss)                                             $ 1,035     $ (340)   $  120       $  --      $   815
                                                                =======     ======    ======       -----      =======
  Other information:
    Identifiable assets                                         $35,978     $1,100    $1,004                  $38,082
    Capital expenditures                                            121         --        --                  $   121
    Depreciation                                                    832         --        --                  $   832
      Amortization                                                  279         --        --                  $   279

Internal sales from the United States to Australia and Europe are recorded on the basis of transfer pricing established by the Company. International sales to OEM customers are managed and, therefore, reported as part of OEM business results.

(7)  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 133 and No. 137. In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - An amendment of FASB Statement No. 133." SFAS No. 137 delays the effective date of SFAS No. 133 to financial quarters and financial years beginning after June 15, 2000. The Company does not typically enter into arrangements that would fall under the scope of Statement No. 133 and thus, the adoption of Statement No. 133 did not significantly affect our financial condition or results of operations.

Disclosure Regarding FASB 141 & 142

In July 2001 the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," which replace Accounting Principle Board Opinion Nos. 16, "Business Combinations," and 17, "Intangible Assets," respectively. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and that the use of the pooling-of-interests method be prohibited. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only-method. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of SFAS No. 142, which the Company will be required to adopt on January 1, 2002. After December 31, 2001, goodwill can only be written down upon impairment discovered during annual tests for fair value, or discovered during tests taken when certain triggering events occur. Prior to the adoption of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Company expects the adoption of SFAS No. 141 and No. 142 will not have a material effect on the Company's financial condition and results of operations.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition and results of operations should be read in conjunction with the company's Consolidated Financial Statements and Notes thereto appearing in the company's Annual Report on Form 10-K for the year ended December 31, 2000 (the "Form 10-K"). This Form 10-Q, including the information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, statements contained herein that are not statements of historical fact may be considered forward-looking statements. Without limiting the foregoing, the words "believes", "expects", "anticipates", "plans", "estimates", and similar words and expressions are intended to identify such statements. These forward-looking statements include statements about:

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

These forward-looking statements involve risks and uncertainties. The actual results that the company achieves may differ materially from those discussed in such forward-looking statements due to the risks and uncertainties set forth:

(1) in the Business section of the Form 10-K under the headings: "Risks Associated with OEM Agreements," "Sales and Marketing," "International Operations," "Strategic Alliances," "Risks of Technological Change and New Products," "Risks of New Product Development and Market Acceptance," "Competition," "Government Regulation," "Government Reimbursement," "Manufacturing and Operating Risks," "Product Liability, Market Withdrawal, and Product Recalls," "Patents and Intellectual Property," "Risk of Dependence on Key Personnel,"

(2) in the Market for Registrant's Common Equity and Related Stockholder Matters under the headings "Risk of Price Volatility of Common Stock," 'Risks of Fluctuations in Quarterly Results of Operations," "Risks of Fluctuations in Quarterly Results of Operations," Risks Associated with Shares Eligible for Future Sale," "Risks Associated with Control by Management and Certain Stockholders," and "Certain Anti-Takeover Effects,"

(3) in the Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") section of the Form 10-K under the "Overview," "Quantitative and Qualitative Disclosures About Market Risk," "FDA Regulations," and "Recent Developments" headings,

(4)  elsewhere in the Business, MD&A, and other sections of the Form 10-K,

(5)  and in this Form 10-Q under the "Overview," section of MD&A and elsewhere.

Results of Operations

The following table sets forth the percentage of revenues represented by certain data included in the Company's statements of operations for the periods indicated:

                                       Three Months Ended   Six Months Ended
                                       ------------------   -----------------
                                       July 1,    July 2,   July 1,   July 2,
                                         2001      2000      2001       2000
                                       -------    -------   -------   --------
      Revenues                           100.0%    100.0%    100.0%    100.0%
      Gross margin                        50.2      49.8      49.9      47.3
      Research and development             7.3       8.2       7.9       7.9
      Selling, marketing and service      24.4      27.8      25.0      26.1
      General and administrative          12.1       9.3      11.8       9.0
      Income (Loss) from Operations        6.4       4.7       5.1       4.3
      Benefit for income taxes              --        --        --        --
      Net income (loss)                    5.9       3.9       4.0       3.2

Revenues. Second quarter 2001 revenues were $12,824,000, a 7.3% increase from second quarter 2000 revenues of $11,946,000. The increase reflects the increase in domestic product and service sales. Domestic sales increased $1,018,000 from second quarter 2000.

For the six months ended July 1, 2001, revenues were $24,070,000, or about 6.3% lower than revenues of $25,689,000 for the six months ended July 2, 2000. This decrease reflects the increase explained above, offset by decreases in International and OEM sales.

Gross Profit.   For the second quarter of 2001, gross profit expressed as a percentage of revenues was 50.2%, as compared to 49.8% for the second quarter of 2000. For the six months ended July 1, 2001, gross profit as a percentage of revenues was 49.9%, as compared to a gross profit of 47.3% for the six months ended July 2, 2000. The increase in gross profit was primarily due to efficiencies derived from our corporate right-sizing and reorganization, the implementation of a flattened manufacturing process, a continued shift towards higher margin direct sales versus dealer and OEM sales and an increase in production of higher margin mammography and digital radiology products.

Research and Development Expenses. Research and development expenses for the second quarters of 2001 and 2000 were $937,000 and $976,000, respectively, or 7.3% and 8.2% of revenues, respectively. For the six months ended July 1, 2001 and July 2, 2000, research and development expenses were $1,909,000 and $2,017,000, respectively, or 7.9% and 7.9%, respectively, of revenues. The decrease in the three and six month periods ended July 1, 2001 reflect reductions in staffing and the near completion of the SenoScan project. Although the Company continues to aggressively pursue new product development, it has significantly reduced its customization of existing products and has delivered a more standard product to its customers. This has driven the reduction in engineering staffing and costs.

Selling, Marketing and Service Expenses. Selling, marketing and service expenses for the second quarters of 2001 and 2000 were $3,125,000 and $3,316,000, respectively, or 24.4% and 27.8%, respectively, of revenues. For the six months ended July 1, 2001 and July 2, 2000, selling, marketing and service expenses were $6,019,000 and $6,699,000, respectively, or 25.0% and 26.1%, respectively, of revenues. As compared to the same three and six month period in 2000, selling, marketing and service expenses decreased as a result of lower headcount, reduced commissions and reduced travel expenses.

General and Administrative Expenses. General and administrative expenses for the second quarters of 2001 and 2000 were $1,551,000 and $1,105,000, respectively, or 12.1% and 9.3%, respectively, of revenue. For the six months ended July 1, 2001 and July 2, 2000, general and administrative expenses were $2,849,000, and $2,314,000, respectively, or 11.8% and 9.0% of revenues, respectively. For both the three and six month periods, the increase was primarily due to an increase in general legal reserves and some special projects that began in the second quarter of 2001.

Interest Expense / Interest Income. Interest expense for the three months ended July 1, 2001 and July 2, 2000 was $50,000 and $177,000, respectively and, for the six month periods then ended was $104,000 and $345,000, respectively. Interest income for the second quarters of 2001 and 2000 was $25,000 and $10,000, respectively and, for the six months ended July 1, 2001 and July 2, 2000 was $47,000 and $30,000, respectively. The decrease in interest expense, as well as the increase in interest income in the three and six months ended July 1, 2001 as compared to the three and six months ended July 2, 2000 is due primarily to lower levels of borrowings under the Company's working capital line of credit and higher levels of investing.

Net Income/Loss. The Company's net income for the second quarter of 2001 was $751,000 as compared to net income for the second quarter of 2000 of $465,000. For the six months ended July 1, 2001, the Company's net income was $958,000 as compared to net income of $815,000 for the six months ended July 2, 2000. The changes in net income are due to the factors mentioned above.

Income Taxes

The Company's estimated effective tax rate for the year ended December 31, 2001 is currently 0%. Accordingly, no income tax benefit or provision has been recorded for the three or six month periods ended July 1, 2001. This rate was determined based upon the anticipated 2001 results of operations includable in the domestic consolidated tax return and upon projected net temporary differences between operating results reflected in the financial statements and those required to be reflected in the 2001 domestic consolidated tax return. As of December 31, 2000, the Company had valuation allowances of approximately $15.8 million, reducing net deferred tax assets to $0. The realizability of net deferred tax assets is dependent on the Company's ability to generate future taxable income, and the Company's estimate of realizable deferred tax assets may change in the near future.

No income tax provisions have been recognized for foreign tax jurisdictions and no income tax benefits have been recognized for subsidiary losses outside the domestic consolidated return because they are not expected to reverse in the foreseeable future.

Liquidity and Capital Resources

Net cash provided by operating activities for the six months ended July 1, 2001 was $2.5 million which was consistent with $2.6 million provided by operations in the comparable six-month period of 2000.

Net cash used in investing activities was $538,000 for the six months ended July 1, 2001, up $417,000 from the comparable six-month period in 2000. The Company anticipates that the level of spending for capital expenditures in the second quarter of 2001 will continue, although there currently are no material commitments for capital expenditures.

Net cash provided by financing activities for the six months ended July 1,2001 was $69,000, which resulted from the exercise of stock options. For the comparable period in 2000, cash of $2,055,000 was used principally for the reduction in borrowings under the Company's bank revolving line of credit. The reduction in borrowings was made possible by the decrease in accounts receivable and improved profitability.

As of July 1, 2001, the Company had $2.5 million in cash and cash equivalents, working capital of $24.3 million, and a $8.0 million bank revolving line of credit facility, which is subject to restrictions as to availability based on eligible receivables and inventory, as defined. As of July 1, 2001, $8.0 million was available under this line. The agreement is secured by the Company's tangible assets and is for a term of three years. The borrowings under the agreement are subject to interest at the bank's prime rate of interest, 6.75%, at July 1, 2001.

The company believes its current cash and cash equivalent balances, its available borrowings under the line of credit, and cash generated from operations will be sufficient to satisfy its liquidity needs for the remainder of 2001. The company may need to obtain additional debt or equity financing to fund its long-term growth needs.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk:
--------------------------------------------------------------------

There have been no significant changes in market risk from December 31, 2000.

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

Item 4.  Submission of Matters to a Vote of Security Holders:
-------------------------------------------------------------


The annual shareholder meeting was held June 20, 2001 at 3:00 p.m. There were two proposals presented to the shareholders for consideration. The first proposal was the election of directors. Kathryn A. Paul and Louis E. Rivelli were re-elected for a three year term ending in 2004. The second proposal was the ratification of Arthur Andersen, LLP as independent auditors of the company for the fiscal year ending December 31, 2001. Arthur Andersen LLP was approved as the company's independent auditors. No other business came before the shareholders for vote.

The vote results were as follows:

                                  For       Withheld
Proposal #1 Kathryn A. Paul    3,721,939     58,844
            Louis E. Rivelli   3,718,940     61,843

Proposal #2 Ratification of the appointment of Arthur Andersen LLP as independent auditors for the fiscal year ending December 31, 2001.

                       For        Against        Abstain
                    3,722,930     57,853           -0-

Directors whose terms expire in 2002 are David G. Bragg, M.D. and Gerold D. Knudson. Morgan W. Nields and Fred Burbank, M.D. terms expire in 2003.

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

(6)  Filed herewith.

        (b) Reports on Form 8-K

        None

        (c) Exhibits

        See Item 6(a)(3) of this Form 10-Q.

        (d) Financial Statement Schedules

        None



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended July 1, 2001 to be signed on its behalf by the undersigned thereunto duly authorized.

                            FISCHER IMAGING CORPORATION



                            /s/ RODNEY B. JOHNSON
                            ----------------------
                            Rodney B. Johnson
                            Chief Financial Officer, Secretary



August 15, 2001