Form 10-Q
period 2001-09-30
FISCHER IMAGING CORP
filed 2001-11-14
CIK 750901

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For The Quarter Ended September 30, 2001


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


The number of shares of Registrant's Common Stock outstanding as of September 30, 2001 was 8,874,987.

                          FISCHER IMAGING CORPORATION

                               TABLE OF CONTENTS

PART I.        FINANCIAL INFORMATION                                     Page
                                                                         ----
Item 1.   Consolidated Financial Statements

               Consolidated Balance Sheets (unaudited) --
               September 30, 2001 and December 31, 2000                    3

               Consolidated Statements of Income (unaudited) --
               Three and nine months ended September 30, 2001 and
               October 1, 2000                                             4

               Consolidated Statements of Cash Flows (unaudited) --
               Nine months ended September 30, 2001 and October 1, 2000    5

               Notes to Consolidated Financial Statements (unaudited)      6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk      15


PART II.       OTHER INFORMATION

Item 1.   Legal Proceedings                                               16

Item 2.   Changes in Securities and Use of Proceeds                       16

Item 3.   Defaults Upon Senior Securities                                 16

Item 4.   Submission of Matters to a Vote of Security Holders             16

Item 5.   Other Information                                               16

Item 6.   Exhibits and Reports on Form 8-K                                16

                          FISCHER IMAGING CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands except share data)
                                  (Unaudited)

                                                                          September 30,  December 31,
                                                                              2001          2000
                                                                              ----          ----
                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                               $  2,700      $    843
    Trade accounts receivable, net of allowance for doubtful
        accounts of approximately $1,112 and $1,236 at
        September 30, 2001 and December 31, 2000, respectively                15,003        12,600
    Inventories                                                               17,937        18,844
    Prepaid expenses and other current assets                                    691           744
                                                                            --------      --------
                Total current assets                                          36,331        33,031
                                                                            --------      --------
PROPERTY AND EQUIPMENT:
    Manufacturing equipment                                                    8,104         8,124
    Office equipment and leasehold improvements                                6,170         6,021
                                                                            --------      --------
                                                                              14,274        14,145
    Less  Accumulated depreciation and amortization                           12,474        12,032
                                                                            --------      --------
          Property and equipment, net                                          1,800         2,113
                                                                            --------      --------
INTANGIBLE ASSETS, net                                                         1,739         1,841
DEFERRED COSTS AND OTHER ASSETS                                                1,333         1,491
                                                                            --------      --------
                TOTAL ASSETS                                                $ 41,203      $ 38,476
                                                                            ========      ========

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
    Notes payable and current maturities of long-term debt                  $     34      $     39
    Trade accounts payable                                                     2,734         3,463
    Accrued salaries and wages                                                 2,064         1,781
    Customer deposits                                                            713           715
    Accrued warranty and installation costs                                    1,134         1,206
    Deferred service revenue                                                     490           687
    Other current liabilities                                                  2,972         1,768
                                                                            --------      --------
                Total current liabilities                                     10,141         9,659

LONG-TERM DEBT                                                                   829           840
                                                                            --------      --------
                TOTAL LIABILITIES                                             10,970        10,499
                                                                            --------      --------
STOCKHOLDERS' INVESTMENT:
    Common Stock, $.01 par value, 25,000,000 shares authorized,
        8,874,987 and 8,587,315 shares issued and outstanding at
        September 30, 2001 and December 31, 2000, respectively                    89            86
    Preferred Stock, 5,000,000 shares authorized:
        Series C Junior Participating Preferred Stock, $.01 par value,
          500,000 shares authorized, no shares issued and outstanding             --            --
    Additional paid-in capital                                                48,016        47,377
    Accumulated deficit                                                      (17,671)      (19,670)
    Accumulated other comprehensive income (foreign
        currency translation adjustments)                                       (201)          184
                                                                            --------      --------
                TOTAL STOCKHOLDERS' INVESTMENT                                30,233        27,977
                                                                            --------      --------
                TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT              $ 41,203      $ 38,476
                                                                            ========      ========


  The accompanying notes are an integral part of these financial statements.

                          FISCHER IMAGING CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                 (Amounts in thousands except per share data)
                                  (Unaudited)


                                                         Three Months Ended                  Nine Months Ended
                                                  --------------------------------    --------------------------------
                                                    September 30,      October 1,       September 30,      October 1,
                                                        2001             2000               2001             2000
                                                        ----             ----               ----             ----
REVENUES
      Products and services                           $12,875          $11,767            $36,945          $37,456


COST OF SALES
      Products and services                             6,484            5,743             18,554           19,289
                                                      -------          -------            -------          -------


             Gross profit                               6,391            6,024             18,391           18,167

OPERATING EXPENSES:
      Research and development                            849            1,000              2,758            3,017
      Selling, marketing and service                    3,192            3,300              9,211           10,000
      General and administrative                        1,316            1,192              4,165            3,505
                                                      -------          -------            -------          -------
              Total operating expenses                  5,357            5,492             16,134           16,522
                                                      -------          -------            -------          -------

INCOME FROM OPERATIONS                                  1,034              532              2,257            1,645

      Interest expense                                    (27)             (80)              (130)            (426)
      Interest income                                      22                7                 69               37
      Other income (expense), net                          12              (45)              (197)             (26)
                                                      -------          -------            -------          -------

INCOME BEFORE INCOME TAXES                              1,041              414              1,999            1,230
                                                      -------          -------            -------          -------
      Provision for income taxes                           --               --                 --               --
NET INCOME                                            $ 1,041          $   414            $ 1,999          $ 1,230
                                                      =======          =======            =======          =======

NET INCOME PER SHARE
      Basic                                           $  0.12          $  0.06            $  0.23          $  0.17
                                                      =======          =======            =======          =======
      Diluted                                         $  0.11          $  0.05            $  0.21          $  0.15
                                                      =======          =======            =======          =======

SHARES USED TO CALCULATE
INCOME PER SHARE
      Basic                                             8,715            7,433              8,662            7,196
                                                      =======          =======            =======          =======
      Diluted                                           9,786            8,169              9,431            7,981
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

                          FISCHER IMAGING CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)
                                  (Unaudited)

                                                               Nine Months Ended
                                                          ---------------------------
                                                           September 30,   October 1,
                                                               2001           2000
                                                               ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net cash provided by operating activities                  $ 2,248       $ 2,421
                                                              -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of assets                                    --           151
   Capital expenditures                                          (632)         (125)
                                                              -------       -------

     Net cash (used in) provided by investing activities         (632)           26
                                                              -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sales of common stock, net                       642         4,088
   Net repayments under line of credit agreement                   --        (5,803)
   Repayments of long-term debt                                   (16)         (400)
                                                              -------       -------

     Net cash provided by (used in) financing activities          626        (2,115)
                                                              -------       -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                          (385)          (64)
                                                              -------       -------
NET INCREASE IN CASH AND CASH EQUIVALENTS                       1,857           268

CASH AND CASH EQUIVALENTS, beginning of period                    843         1,056
                                                              -------       -------
CASH AND CASH EQUIVALENTS, end of period                      $ 2,700       $ 1,324
                                                              =======       =======

                          FISCHER IMAGING CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1) GENERAL

In management's opinion, the accompanying unaudited consolidated balance sheets and statements of operations and cash flows contain all adjustments, consisting only of normal recurring items, necessary to present fairly the financial position of Fischer Imaging Corporation (the "Company") on September 30, 2001, its results of operations for the three and nine months ended September 30, 2001 and October 1, 2000 and its cash flows for the nine months ended September 30, 2001 and October 1, 2000. Results of operations and cash flows for the interim periods may not be indicative of the results of operations and cash flows for the full fiscal year.

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

Inventories consisted of the following components (in thousands):


                                                    September 30,  December 31,
                                                        2001          2000
                                                        ----          ----

        FIFO cost--
             Raw materials                            $11,017        $ 9,363
             Work in process and finished goods         7,115          9,676
        LIFO valuation adjustment                        (195)          (195)
                                                      -------        -------
        Inventories, net                              $17,937        $18,844
                                                      =======        =======

                          FISCHER IMAGING CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                  (Unaudited)

(3) NOTES PAYABLE AND LONG -TERM DEBT

Notes payable and long-term debt consisted of the following (in thousands):

                                                    September 30,  December 31,
                                                        2001           2000
                                                        ----           ----

        Borrowing under bank revolving line
          of credit                                  $      --      $      --
        Capitalized lease obligations                       55             71
        Other                                              808            808
                                                     ---------      ---------
                                                           863            879
        Less--Current maturities                           (34)           (39)
                                                     ---------      ---------
        Long-term debt                               $     829      $     840
                                                     =========      =========


The Company paid interest of $27,000 and $80,000 for the quarters ended September 30, 2001 and October 1, 2000 respectively and $130,000 and $426,000 for the nine month periods then ended, respectively.

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

A reconciliation between the number of securities used to calculate basic and, if dilutive, diluted income per share is as follows (in thousands):

                                                                        Three Months Ended        Nine Months Ended
                                                                        ------------------        -----------------
                                                                        Sept 30,    Oct 1,        Sept 30,   Oct 1,
                                                                          2001       2000           2001      2000
                                                                          ----       ----           ----      ----
Weighted average number of common shares outstanding
(Shares used in Basic Earnings Per Share Computation)...............     8,715      7,433          8,662     7,196
Shares of convertible preferred stock (as if converted).............        --        507                      507
Effect of stock options (treasury stock method).....................     1,071        229            769       278
                                                                         -----      -----          -----     -----
Shares used in Diluted Earnings Per Share Computation, if
 dilutive...........................................................     9,786      8,169          9,431     7,981
                                                                         =====      =====          =====     =====

530,420 and 1,328,806 options were excluded from the computation of diluted earnings per share for the quarters ended September 30, 2001 and October 1, 2000, respectively, because the exercise price exceeded the market price of the stock; 833,007 and 1,279,806 options were excluded for the nine month periods ended September 30, 2001 and October 1, 2000, respectively.

(5) COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity of an enterprise other than the change resulting from investments by or distributions to its owners. For the Company, comprehensive income includes only net earnings or loss and foreign currency translation adjustments, as follows:

                                                  Three Months Ended       Nine months Ended
                                                  ------------------       ------------------
                                                  Sept 30,    Oct 1,       Sept 30,    Oct 1,
                                                   2001        2000          2001       2000
                                                  ------      ------       ------      ------
     Net income                                   $1,041      $  414       $1,999      $1,230
     Foreign currency translation adjustments          1          52         (385)       (261)
                                                  ------      ------       ------      ------
     Comprehensive income                         $1,042      $  466       $1,614      $  969
                                                  ======      ======       ======      ======

                          FISCHER IMAGING CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                  (Unaudited)

(6) OPERATING AND GEOGRAPHIC SEGMENT INFORMATION

The Company operates in a single industry segment: the design, manufacture, and marketing of x-ray imaging systems. Because of differences in distribution costs, strategies, and aftermarket potential, the Company separately manages and reports operating results for products sold by the Company (proprietary) from those manufactured for sale to other medical products companies under Original Equipment Manufacturer ("OEM") contracts. The Company's manufacturing and most distribution activities are in the United States, including export sales to Europe, primarily, and elsewhere. The Company also has marketing operations in Europe. Operations in Australia were discontinued at December 31, 2000. The following is a summary of the Company's operations by segment (in thousands):

                                                      United States
                                          --------------------------------------
                                             Proprietary                              International
                                          ------------------                      ---------------------   Internal
                                          Domestic   Export     OEM      Total    Australia    Europe      Sales      Total
                                          --------  --------  -------  ---------  ---------  ----------  ---------  ---------
Three months Ended September 30, 2001
-------------------------------------
   Revenues:
     Product...........................   $  8,024  $  1,371  $    --  $   9,395  $      --  $      157  $     (33) $   9,519
     Service...........................      3,036        --       --      3,036         --         320         --      3,356
                                          --------  --------  -------  ---------  ---------  ----------  ---------  ---------
                                            11,060     1,371       --     12,431         --         477        (33)    12,875
                                          --------  --------  -------  ---------  ---------  ----------  ---------  ---------
   Costs of sales:
     Product...........................      3,803       777       --      4,580         --         120        (33)     4,667
     Service...........................        969        --       --        969         --         102         --      1,071
                                          --------  --------  -------  ---------  ---------  ----------  ---------  ---------
     Allocated.........................      4,772       777       --      5,549         --         222        (33)     5,738
                                          --------  --------  -------
     Unallocated.......................                                      746         --          --         --        746
                                                                       ---------  ---------  ----------  ---------  ---------
                                                                           6,295         --         222        (33)     6,484
                                                                       ---------  ---------  ----------  ---------  ---------
   Gross profit........................                                    6,136         --         255         --      6,391
   Operating expenses..................                                    5,134         --         223         --      5,357
                                                                       ---------  ---------  ----------  ---------  ---------
   Income from operations..............                                    1,002         --          32         --      1,034
   Interest expense....................                                      (27)        --          --         --        (27)
   Interest income.....................                                       22         --          --         --         22
   Other income (expense) net..........                                       38         --         (26)        --         12
                                                                       ---------  ---------  ----------  ---------  ---------
   Net income..........................                                $   1,035  $      --  $        6  $      --  $   1,041
                                                                       =========  =========  ==========  =========  =========

Three months Ended October 1, 2000
----------------------------------
   Revenues:
       Product.........................   $  7,056  $  1,375  $   211  $   8,642  $      30  $      399  $    (422) $   8,649
       Service.........................      3,003        --       --      3,003         72          43         --      3,118
                                          --------  --------  -------  ---------  ---------  ----------  ---------  ---------
                                            10,059     1,375      211     11,645        102         442       (422)    11,767
                                          --------  --------  -------  ---------  ---------  ----------  ---------  ---------
   Costs of sales:
       Product.........................      4,011       749       46      4,806         20          --        (23)     4,803
       Service.........................        406        --       --        406         21          37         --        464
                                          --------  --------  -------  ---------  ---------  ----------  ---------  ---------
       Allocated.......................      4,417       749       46      5,212         41          37        (23)     5,267
                                           -------   -------  -------
       Unallocated.....................                                      476         --          --         --        476
                                                                       ---------  ---------  ----------  ---------  ---------
                                                                           5,688         41          37        (23)     5,743
                                                                       ---------  ---------  ----------  ---------  ---------
   Gross profit........................                                    5,957         61         405       (399)     6,024
   Operating expenses..................                                    5,565        108         218       (399)     5,492
                                                                       ---------  ---------  ----------  ---------  ---------
   (Loss) income from operations.......                                      392        (47)        187         --        532
   Interest expense....................                                      (79)        --          (1)        --        (80)
   Interest income.....................                                        3          4          --         --          7
   Other income (expense), net.........                                      236       (274)         (7)        --        (45)
                                                                       ---------  ---------  ----------  ---------  ---------
   Net (loss) income...................                                $     552  $    (317) $      179  $      --  $     414
                                                                       =========  =========  ==========  =========  =========

                          FISCHER IMAGING CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                  (Unaudited)

                                                      United States
                                          --------------------------------------
                                             Proprietary                              International
                                          ------------------                      ---------------------   Internal
                                          Domestic   Export     OEM      Total    Australia    Europe      Sales      Total
                                          --------  --------  -------  ---------  ---------  ----------  ---------  ---------
Nine months Ended September 30, 2001
------------------------------------
   Revenues:
     Product...........................   $ 22,594  $  3,694  $    --  $  26,288  $      --  $      442  $     (66) $  26,664
     Service...........................      9,437        --       --      9,437         --         844         --     10,281
                                          --------  --------  -------  ---------  ---------  ----------  ---------  ---------
                                            32,031     3,694       --     35,725         --       1,286        (66)    36,945
                                          --------  --------  -------  ---------  ---------  ----------  ---------  ---------
   Costs of sales:
     Product...........................     11,920     2,125       --     14,045         --         314        (66)    14,293
     Service...........................      1,840        --       --      1,840         --         227         --      2,067
                                          --------  --------  -------  ---------  ---------  ----------  ---------  ---------
     Allocated.........................     13,760     2,125       --     15,885         --         541        (66)    16,360
                                          --------  --------  -------  ---------
     Unallocated.......................                                    2,194         --          --         --      2,194
                                                                       ---------  ---------  ----------  ---------  ---------
                                                                          18,079         --         541        (66)    18,554
                                                                       ---------  ---------  ----------  ---------  ---------
   Gross profit........................                                   17,646         --         745         --     18,391
   Operating expenses..................                                   15,473         --         661         --     16,134
                                                                       ---------  ---------  ----------  ---------  ---------
   Income from operations..............                                    2,173         --          84         --      2,257
   Interest expense....................                                     (130)        --          --         --       (130)
   Interest income.....................                                       69         --          --         --         69
   Other expense, net..................                                     (165)        --         (32)        --       (197)
                                                                       ---------  ---------  ----------  ---------  ---------
   Net income..........................                                $   1,947  $      --  $       52  $      --  $   1,999
                                                                       =========  =========  ==========  =========  =========
   Other information:
       Identifiable assets.............                                $ 39,615   $      --  $    1,588             $  41,203
       Capital expenditures............                                     632          --          --             $     632
       Depreciation....................                                     607          --          --             $     607
       Amortization....................                                     452          --          --             $     452

Nine months Ended October 1, 2000
---------------------------------
   Revenues:
       Product.........................   $ 21,303  $  6,011  $ 1,511  $  28,825  $      30  $      932  $  (1,134) $  28,653
       Service.........................      8,471        --       --      8,471        186         146         --      8,803
                                          --------  --------  -------  ---------  ---------  ----------  ---------  ---------
                                            29,774     6,011    1,511     37,296        216       1,078     (1,134)    37,456
                                          --------  --------  -------  ---------  ---------  ----------  ---------  ---------
   Costs of sales:
       Product.........................     11,661     3,252      681     15,594         21          --       (202)    15,413
       Service.........................      1,112        --       --      1,112         63          66         --      1,241
                                          --------  --------  -------  ---------  ---------  ----------  ---------  ---------
       Allocated.......................     12,773     3,252      681     16,706         84          66       (202)    16,654
                                           -------   -------  -------
       Unallocated.....................                                    2,635         --          --         --      2,635
                                                                       ---------  ---------  ----------  ---------  ---------
                                                                          19,341         84          66       (202)    19,289
                                                                       ---------  ---------  ----------  ---------  ---------
   Gross profit........................                                   17,955        132       1,012       (932)    18,167
   Operating expenses..................                                   16,134      1,012         308       (932)    16,522
                                                                       ---------  ---------  ----------  ---------  ---------
   Income (loss) from operations.......                                    1,821       (880)        704         --      1,645
   Interest expense....................                                     (423)        --          (3)        --       (426)
   Interest income.....................                                       23         13           1         --         37
   Other income (expense), net.........                                      464          5        (495)        --        (26)
                                                                       ---------  ---------  ----------  ---------  ---------
   Net income (loss)...................                                $   1,885  $    (862) $      207  $      --  $   1,230
                                                                       =========  =========  ==========  =========  =========
   Other information:
     Identifiable assets...............                                $  37,162  $   1,114  $    1,104             $  39,380
     Capital expenditures..............                                      125         --          --                   125
     Depreciation......................                                    1,150        113           5                 1,268
     Amortization......................                                      419         --          --                   419

Internal sales from the United States to Europe are recorded on the basis of transfer pricing established by the Company. International sales to OEM customers are managed and, therefore, reported as part of OEM business results.

(7) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS


Statement of Financial Accounting Standards No. 133 and No. 137.
In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - An amendment of FASB Statement No. 133." SFAS No. 137 delays the effective date of SFAS No. 133 to financial quarters and financial years beginning after June 15, 2000. The Company does not typically enter into arrangements that would fall under the scope of Statement No. 133 and thus, the adoption of Statement No. 133 did not significantly affect the Company's financial condition or results of operations.

Statement of Financial Accounting Standards No. 141 and No. 142.
In July 2001 the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," which replaced Accounting Principle Board Opinion Nos. 16, "Business Combinations," and 17, "Intangible Assets," respectively. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and that the use of the pooling-of-interests method be prohibited. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only-method. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of SFAS No. 142, which the Company will be required to adopt on January 1, 2002. After December 31, 2001, goodwill can only be written down upon impairment discovered during annual tests for fair value, or discovered during tests taken when certain triggering events occur. The Company expects the adoption of SFAS No. 141 and No. 142 will not have a material effect on the Company's financial condition and results of operations.

Statement of Financial Accounting Standards No. 143.
In July 2001 the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement requires companies to recognize the fair value of an asset retirement liability in the financial statements by capitalizing that cost as part of the cost of the related long-lived asset. The asset retirement liability should then be allocated to expense by using a systematic and rational method. The statement is effective for fiscal years beginning after June 15, 2002. Adoption of this statement is not expected to have a significant impact on the Company's financial statements.

Statement of Financial Accounting Standards No. 144.
In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The provisions of this statement are generally to be applied prospectively. Management believes the adoption of SFAS No. 144 will not have a material impact on the Company's financial statements.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (the "Form 10-K"). This Form 10-Q, including the information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.
For this purpose, statements contained herein that are not statements of historical fact may be considered forward-looking statements. Without limiting the foregoing, the words "believes," "expects," "anticipates," "plans," "estimates," and similar words and expressions are intended to identify such statements. These forward-looking statements include statements about:

 .  the success of SenoScan in the market;
 .  the Company's ability to comply with complex regulatory requirements of the
   FDA and other U.S. and international government agencies;
 .  the Company's dependence on reimbursement policies of various governmental agencies;
 .  the potential impact that product defects or related performance or safety issues could have on our business;
 .  the adequacy of financial resources;
 .  future revenues, expenses, and other operating results;
 .  the intense competition prevalent in the Company's line of business;
 . sales under the company's strategic alliances, marketing arrangements, and other agreements pertaining to Mammotest, digital radiography, and other products;
 .  the status of other new products in development;
 .  the size and growth of the Company's markets;
 .  the success of efforts to reduce manufacturing and other costs;
 .  manufacturing capacity and capabilities, especially for new products such as
   SenoScan;
 .  the availability of raw materials and components;
 .  fluctuations in our quarterly operating results potentially affecting the price of our common stock;
 . the Company's ability to protect its proprietary information; and other matters.

These forward-looking statements involve risks and uncertainties. The actual results that the company achieves may differ materially from those discussed in such forward-looking statements due to the risks and uncertainties set forth:

(1) in the Business section of the Form 10-K under the headings: "Risks Associated with OEM Agreements," "Sales and Marketing," "International Operations," "Strategic Alliances," "Risks of Technological Change and New Products," "Risks of New Product Development and Market Acceptance," "Competition," "Government Regulation," "Government Reimbursement," 'Manufacturing and Operating Risks," "Product Liability, Market Withdrawal, and Product Recalls," "Patents and Intellectual Property," "Risk of Dependence on Key Personnel,"

(2) in the Market for Registrant's Common Equity and Related Stockholder Matters section of the Form 10-K under the headings: "Risk of Price Volatility of Common Stock," 'Risks of Fluctuations in Quarterly Results of Operations," "Risks of Fluctuations in Quarterly

     Results of Operations," Risks Associated with Shares Eligible for Future Sale," "Risks Associated with Control by Management and Certain Stockholders," and "Certain Anti-Takeover Effects,"

(3) in the Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") section of the Form 10-K under the headings:
     "Overview," "Quantitative and Qualitative Disclosures About Market Risk," "FDA Regulations," and "Recent Developments",

(4)  elsewhere in the Business, MD&A, and other sections of the Form 10-K,

(5)  and in this Form 10-Q under the "Overview," section of MD&A and elsewhere.


Results of Operations

The following table sets forth the percentage of revenues represented by certain data included in the Company's statements of operations for the periods indicated:

                                        Three Months Ended       Nine months Ended
                                       --------------------    ----------------------
                                        Sept 30,     Oct 1,      Sept 30,      Oct 1,
                                          2001       2000          2001        2000
                                       ---------  ---------    ---------   ----------
     Revenues                             100.0%     100.0%       100.0%      100.0%
     Gross margin                          49.6       51.2         49.7        48.5
     Research and development               6.6        8.5          7.5         8.1
     Selling, marketing and service        24.8       28.0         24.9        26.7
     General and administrative            10.2       10.1         11.2         9.4
     Income from operations                 8.0        4.5          6.1         4.4
     Benefit for income taxes                --         --           --          --
     Net income                             8.0        3.5          5.4         3.3

Revenues. Third quarter 2001 revenues were $12,875,000, a 9.4% increase from third quarter 2000 revenues of $11,767,000. The increase reflects the sales associated with the first sales of SenoScan into the product mix.

For the nine months ended September 30, 2001, revenues were $36,945,000, a 1.4% decrease from revenues of $37,456,000 for the nine months ended October 1, 2000. This decrease reflects the departure from OEM sales, partially offset by the start of SenoScan sales.

Gross Profit.   For the third quarter of 2001, gross profit expressed as a percentage of revenues was 49.6%, as compared to 51.2% for the third quarter of 2000. For the nine months ended September 30, 2001, gross profit as a percentage of revenues was 49.7%, as compared to a gross profit of 48.5% for the nine months ended October 1, 2000. The decrease in gross profit for the quarter was primarily due to manufacturing variances associated with SenoScan production units.

Research and Development Expenses. Research and development expenses for the third quarters of 2001 and 2000 were $849,000 and $1,000,000, respectively, or 6.6% and 8.5% of revenues, respectively. For the nine months ended September 30, 2001 and October 1, 2000, research and development expenses were $2,758,000 and $3,017,000, respectively, or 7.5% and 8.1%, respectively, of revenues. The decrease in the three- and nine-month periods ended September 30, 2001 reflect reductions in staffing and the completion of SenoScan.

Selling, Marketing and Service Expenses. Selling, marketing and service expenses for the third quarters of 2001 and 2000 were $3,192,000 and $3,300,000, respectively, or 24.8% and 28.0%, respectively, of revenues. For the nine months ended September 30, 2001 and October 1, 2000, selling, marketing and service expenses were $9,211,000 and $10,000,000, respectively, or 24.9% and 26.7%, respectively, of revenues. As compared to the same three- and nine-month periods in 2000, selling, marketing and service expenses decreased in 2000 as a result of sales headcount, a revised commission structure and reduced travel expenses.

General and Administrative Expenses. General and administrative expenses for the third quarters of 2001 and 2000 were $1,316,000 and $1,192,000, respectively, or 10.2% and 10.1%, respectively, of revenue. For the nine months ended September 30, 2001 and October 1, 2000, general and administrative expenses were $4,165,000, and $3,505,000, respectively, or 11.2% and 9.4% of revenues, respectively. For both the three- and nine-month periods of 2001, the increase was primarily due to the staffing of senior management positions that were vacant in 2000.

Interest Expense / Interest Income. Interest expense for the three months ended September 30, 2001 and October 1, 2000 was $27,000 and $80,000, respectively and, for the nine-month periods then ended was $130,000 and $426,000, respectively. Interest income for the third quarters of 2001 and 2000 was $22,000 and $7,000, respectively and, for the nine months ended September 30, 2001 and October 1, 2000 was $69,000 and $37,000, respectively. The decrease in interest expense, as well as the increase in interest income in the three and nine months ended September 30, 2001 as compared to the three and nine months ended October 1, 2000 is due primarily to lower levels of borrowings under the Company's working capital line of credit and higher levels of investing. Additionally, during the third quarter 2001 a more favorable line of credit with the Company's current bank was finalized.

Net Income/Loss. The Company's net income for the third quarter of 2001 was $1,041,000 as compared to net income for the third quarter of 2000 of $414,000. For the nine months ended September 30, 2001, the Company's net income was $1,999,000 as compared to net income of $1,230,000 for the nine months ended October 1, 2000. The changes in net income are due to the factors mentioned above.

Earnings Per Share. Basic shares outstanding increased from the three and nine months ended October 1, 2000, due primarily to the private placement of 1,000,000 shares in 2000. Diluted shares increased incrementally because of increases in the share prices, which resulted in fewer anti-dilutive shares.

Income Taxes

The Company's estimated effective tax rate for the year ended December 31, 2001 is currently 0%. Accordingly, no income tax benefit or provision has been recorded for the three or nine month periods ended September 30, 2001. This rate was determined based upon the anticipated 2001 results of operations includable in the domestic consolidated tax return and upon projected net temporary differences between operating results reflected in the financial statements and those required to be reflected in the 2001 domestic consolidated tax return. As of December 31, 2000, the Company had valuation allowances of approximately $9.7 million, reducing net deferred tax assets to $0. The realizability of net deferred tax assets is dependent on the Company's ability to generate future taxable income.

No income tax provisions have been recognized for foreign tax jurisdictions and no income tax benefits have been recognized for subsidiary losses outside the domestic consolidated return.


Liquidity and Capital Resources

Net cash provided by operating activities for the nine months ended September 30, 2001 was $2.2 million compared with $2.4 million provided by operations in the comparable nine-month period of 2000. The decrease was largely due to reduction in trade accounts payable caused by the Company taking all available trade discounts for early payment.

Net cash used in investing activities was $632,000 for the nine months ended September 30, 2001, versus cash provided of $26,000 for the comparable nine-month period in 2000. The Company anticipates that the level of spending for capital expenditures in the third quarter of 2001 will continue, although there currently are no material commitments for capital expenditures. The increase in capital expenditures from $125,000 in 2000 to $632,000 in 2001 is due primarily to the acquisition of a patent license during 2001. The Company received $151,000 from the disposition of equipment in the prior year and none in 2001.

Net cash provided by financing activities for the nine months ended September 30, 2001 was $626,000 which resulted from the exercise of stock options. For the comparable period in 2000, cash of $6,203,000 was used principally for the reduction in borrowings under the Company's bank revolving line of credit and $4,088,000 was received principally from the private placement of $1,000,000 shares.

As of September 30, 2001, the Company had $2.7 million in cash and cash equivalents, working capital of $26.2 million, and an $8.0 million bank revolving line of credit facility, which is subject to restrictions as to availability based on eligible receivables and inventory, as defined. As of September 30, 2001, $8.0 million was available under this line. The agreement is secured by the Company's tangible assets and is for a term of three years. The borrowings under the agreement are subject to interest at the bank's prime rate of interest, 6% at September 30, 2001.

The Company believes its current cash and cash equivalent balances, its available borrowings under the line of credit, and cash generated from operations will be sufficient to satisfy its liquidity needs for the remainder of 2001. The Company may need to obtain additional debt or equity financing in the future to fund its long-term growth needs.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk:
--------------------------------------------------------------------

Historically and as of September 30, 2001, the Company has not used derivative instruments or engaged in hedging activities.

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

Item 6.  Exhibits and Reports on Form 8-K:
------------------------------------------

     (a) Exhibits:

     The following is a list of exhibits filed as part of this Report on Form 10-Q. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference.

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

 10.9 Manufacturing and License Agreement, dated as of June 20, 1995, between the Company and GEMS(4)

 10.10 Amendment, dated as of June 20, 1995, to Purchase Agreement, dated as of August 29, 1994, between the Company and GEMS(4)

 10.11 Agreement dated October 10, 1997, between the Company and Ethicon Endo-Surgery, Inc. with Addendum dated January 28, 1998.(5)

_________________________________________
(1) Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 33-41537, as filed with the Securities and Exchange Commission (the "Commission") on July 3, 1991.

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


     (b) Reports on Form 8-K

     None.

                                  SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 to be signed on its behalf by the undersigned thereunto duly authorized.

                                  FISCHER IMAGING CORPORATION



                                  /s/ RODNEY B. JOHNSON
                                  ----------------------
                                  Rodney B. Johnson
                                  Chief Financial Officer and Secretary



November 14, 2001