Form 10-K
period 2001-12-31
FISCHER IMAGING CORP
filed 2002-04-01
CIK 750901

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _______ .

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

[_]   Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of the common equity held by non-affiliates of the Registrant as of March 1, 2002 was approximately $94,800,000.

The number of shares of Registrant's Common stock outstanding as of March 1, 2002 was 9,181,179.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for its 2002 Annual Meeting of Stockholders to be filed on or prior to April 30, 2002, are incorporated by reference into Part III of this Form 10-K.

================================================================================

                                     PART 1

ITEM 1.  BUSINESS

     We develop, manufacture and market medical imaging systems for the detection, diagnosis, and treatment of breast cancer. Through our FDA-approved digital mammography system, SenoScan(R), and our FDA-approved Mammotest(R) biopsy system, we serve the breast care needs of women around the world, and have installed systems in over 1500 clinics, hospitals and imaging centers in the United States.

     Our SenoScan(R) digital mammography system was granted pre-market approval, or PMA, by the FDA in September 2001 for both screening and diagnostic mammography. SenoScan's advantages over conventional x-ray film mammography systems stem from the ability to acquire high resolution images at reduced radiation dose, to manipulate the digital image, to transmit the images thus enabling remote diagnosis, and to store the images in a cost effective digital archive.

     Our Mammotest(R) stereotactic breast biopsy system is marketed for the performance of minimally invasive breast biopsy. The Mammotest allows for a procedure that is less invasive and is less expensive than surgical biopsy, and can be performed under local anesthetic on an outpatient basis. Since 1990, over 1,500 Mammotest systems have been installed worldwide, with the majority of installations occurring in the United States. We believe that our Mammotest Plus "S" is now the premier offering for stereotactic minimally invasive breast biopsy.

     We also produce a line of general x-ray imaging systems and a number of specialized x-ray systems used in electrophysiology procedures. In 2001, these systems represented approximately 22% of our revenues. We expect this percentage to decline as sales of SenoScan increase.

Our Markets

     Breast cancer is the leading cause of death from cancer among women between the ages of 40 and 55.

     According to the American Cancer Society, 205,000 cases of invasive breast cancer will be diagnosed in 2002. In addition, another 47,800 cases of in-situ breast cancer (called DCIS) will be diagnosed. Breast cancer is the leading cause of death from cancer among women between the ages of 40 and 55 and the second leading cause of death from cancer among all women. The American Cancer Society's Cancer Facts recently reported a small decrease in breast cancer mortality and we believe this reduction is due to the increased use of screening mammography and improved breast cancer treatment.

     The National Cancer Institute tracks the number and stage of breast cancers diagnosed every year as well as mortality from breast cancer. Breast cancer incidence is primarily a function of a woman's age. Incidence at age 40 is about 100 per 100,000 women but increases rapidly to 400 per 100,000 for a woman aged
65. As a result, due to underlying demographics, an increasing number of breast cancers will be diagnosed over the next 10 years even with no increase in incidence of the disease. Including non-invasive breast cancer, over 275,000 cases will be diagnosed annually by the year 2010.

     Mammography has been recommended as an effective tool for the early detection of breast cancer. We estimate that there will be more than 50 million mammograms performed in the United States in 2002.

     During the last decade there have been frequent revisions to the published guidelines for screening mammography. Generally these guidelines have been changed to increase the frequency of recommended mammography screening to an annual test from a test recommended every two years. In 2002, the U.S. Department of

Health & Human Services renewed its recommendation that women over 40 receive an annual mammogram, with a baseline mammogram recommended for women between age 34 and 40.

     The effectiveness of screening mammography has been tested in several large scale randomized controlled trials. The data from these trials generally supports a 20-30% mortality reduction in women invited for screening mammography. However, the actual benefit for women who receive mammography may be significantly greater. The randomized controlled trials were designed to determine if government sponsored screening mammography would reduce breast cancer mortality. As such, women were invited to receive mammography in a study group while a comparable control group of women were not invited. But many women did not receive mammography who were invited while many women in the control group "crossed over" and received mammography screening. Thus women who never received mammography were assumed to have received the test and many died of breast cancer while other women who were assumed not to have undergone mammography, actually had breast cancer diagnosed as a result of mammography and did not die of breast cancer. In May 2001, a paper published in the journal Cancer analyzed the data from the largest of the randomized controlled trials and found that for women in the trial who had actually received mammography, there was a 63% reduction in mortality from breast cancer as compared to those who did not undergo mammography. Thus we believe the benefits of screening mammography are generally understated. In addition, since the 1970's and 1980's when most of the trials were conducted there has been a significant improvement in the technical quality of mammography.

     Screening Mammography

     Screening mammography began to be used in the United States in the 1970's for the early detection of breast cancer and the number of annual procedures has increased steadily. This increase has been driven by an increase in the number of women aged 40 and above and by an increase in the compliance rate of women actually receiving mammograms.

     According to the Centers for Disease Control and Prevention, 62.6% of women over age 40 received a mammogram in 2001. As such, we estimate that in 2002 there will be more than 41 million screening mammograms in the United States. According to the US Census Bureau, the number of women over age 40 in the United States in 2002 is 65.8 million, and the projected U.S. population in 2010 for women aged 40 and above is 74 million. The American Cancer Society has adopted a goal that 90% of women over age 40 comply with screening guidelines by the year 2008. Should this goal be achieved, we believe there will be 65 million screening mammograms performed per year by 2008, a 50% increase over the number of screening mammograms performed in 2002.

     However, while mammography is proven to find cancers at an earlier, more treatable stage, we believe the mammography exam can be improved. The sensitivity of modern mammography is estimated to be around 75%, that is, if a cancer is present there is a 75% chance screening mammography will find it. The specificity of mammography is not very high in that as much as 10% of the women are called back for further tests while only about 0.5% of the women actually have breast cancer. These false positives create anxiety for women while adding significant expense to screening mammography programs.

     Diagnostic Mammography

     If an abnormality is detected in the screening mammogram, a woman is called back and a diagnostic mammogram and frequently an ultrasound exam is performed to characterize a density or mass seen on the mammogram. The call back rate varies considerably across radiologists due to both their skill in reading mammograms and as well as their tolerance for missing cancers. As such, call back rates range from 4% to 20% and average about 10% across the country.

     Diagnostic mammography is also performed on women who present with a palpable breast lump in a physician's office. In addition, diagnostic mammography is performed on patients who have undergone treatment for cancer. While the total number of diagnostic mammograms performed per year is not known, we estimate that about 20% of all mammography exams are diagnostic exams.

     Breast Biopsy

     Following diagnostic mammography and ultrasound to further characterize non-palpable breast abnormalities, we estimate that about 20% to 30% of women who undergo diagnostic mammography proceed to a biopsy of the abnormality.

     Surgical Tissue Biopsy

     Traditional surgical tissue biopsy involves removing a golf-ball sized, or larger, piece of tissue from the breast, and has several disadvantages:

o It typically must be performed in an operating room, under general anesthesia;
o The surgery takes about one hour and requires one to two days of recuperation at home;
o    The incision can be disfiguring and scarring is normally expected;
o Internal scar tissue can interfere with the ability to detect suspicious lesions during subsequent mammograms; and
o    Operating room expenses and professional fees can total $2,500-5,000.

We believe that approximately 70% of breast biopsies are currently performed using an open, traditional surgical procedure.

     Percutaneous Needle Biopsy

     A less invasive form of breast biopsy is performed using a small needle and imaging guidance to direct the needle into the lesion detected by the mammogram. Approximately 30% of breast biopsies are performed with a needle under image guidance. We pioneered the clinical development of prone, stereotactic core needle biopsy in conjunction with several radiologists in the late 1980's, and these clinical studies resulted in the development of the Mammotest system.

     Stereotactic refers to the technique of locating a lesion in a three dimensional field using x ray imaging, and directing the tip of a core needle to the site of the lesion for tissue removal. With this procedure using the Mammotest system, the patient lies prone on the table with the breast hanging pendulant through an opening in the table. The digital x-ray imaging system is disposed beneath the table where the breast is compressed and two digital x-ray images are acquired at separate angles. Using the computer system, the physician can calculate the location of the lesion and accurately direct a core needle to within one millimeter of the targeted abnormality.

     In the mid 1990's, percutaneous breast biopsies also began to be performed under ultrasound image guidance. Ultrasound guided breast biopsies are generally performed faster and less expensively than stereotactic biopsy both due to the use of real time imaging and equipment that costs about 25% of the cost of a stereotactic table system. However, ultrasound is not able to visualize small micro-calcifications and these types of abnormalities must be biopsied using x-ray imaging and a stereotactic system. Additionally, ultrasound guided core needle biopsies require more physician skill. Approximately 50% of the estimated 360,000 percutaneous biopsies performed in 2001 were guided with ultrasound.

     Stereotactic core needle biopsies are less expensive then surgical biopsies and typically cost $1,000-$1,500. Ultrasound guided core biopsies cost $600-900. Unlike open surgical biopsies, core needle biopsies can be performed in a breast center, imaging center, physician's office, surgery center, or hospital. A significant portion of the cost savings for core needle biopsy results from moving the biopsy out of the operating room and into lower overhead facilities such as physician offices.

     Recent changes in reimbursement have provided an opportunity for physicians to perform core needle biopsy procedures profitably in their offices or breast centers. We believe that lack of appropriate reimbursement has impeded the adoption of core needle biopsy during the last ten years and provides an explanation for the heretofore slow adoption rate of percutaneous breast biopsy. In December 1999, the Center for Medicare and Medicaid Services, or CMS, issued a national coverage decision memorandum for image guided breast biopsy, concluding that

"percutaneous image guided breast biopsy is as accurate as open surgical biopsy" and recommending national coverage for the procedure. Following the publication of the national coverage decision, in January 2001, the American Medical Association, or AMA, assigned common procedural codes, or CPT codes, and values for the percutaneous biopsy procedure. In January 2002, the reimbursement rates for percutaneous breast biopsy were increased.

     In addition, in September 2001 the American College of Surgeons published a consensus statement in the Journal of the American College of Surgeons that endorsed needle biopsies as preferable to surgical biopsy in most patients. The statement also indicated that percutaneous biopsy would often allow breast cancer to be treated with only one trip to the operating room, providing substantial cost savings for the healthcare system.

     We believe that this policy statement from the American College of Surgeons, along with improved reimbursement and an increasing awareness of the benefits of this minimally invasive procedure among women, will cause an increase in the percentage of procedures that are performed percutaneously.

Our Strategy

     We have identified breast cancer as a disease that could significantly benefit from imaging technology because imaging technology may improve the detection, diagnosis, and treatment of the disease.

     Until the development of our Mammotest breast biopsy system in the early 1990's, surgery was the only accepted method of definitively diagnosing breast cancer. A percutaneous approach to breast biopsy has opened the door for further diagnostic and therapeutic interventions such as breast cancer ablation using imaging guidance. Ablation refers to the process of removing a tumor using non-surgical methods such as laser or ultrasound technologies. We believe the introduction of our SenoScan digital mammography system will provide radiologists with an improved method of detecting breast cancer and the Mammotest and MammoSound will aid in determining the pathologic diagnosis for patients with specific abnormalities. Our goal is to become the worldwide leader for digital mammography and percutaneous breast biopsy systems.

     Our research and development efforts are focused on providing new imaging technology optimized for breast cancer detection, diagnosis, and treatment. These efforts will likely include image fusion techniques similar to the MammoSound and Mammotest integration, (x-ray and ultrasound integration), but the imaging modalities will include other techniques such as molecular imaging.

Our Products

     We serve the mammography market through screening and diagnostic digital mammography systems and with stereotactic core needle biopsy products.

     SenoScan(R) Digital Mammography System

     We are a leader in the development of full field of view digital mammography systems. SenoScan received FDA premarket approval in September 2001 and European Community marking in November 2001. The product has been officially launched into the U.S. and European marketplaces. We have been developing the SenoScan system since 1993 and from 1997 to 2000 we undertook clinical trials as mandated by the FDA to present evidence that the SenoScan system was equivalent to conventional x- ray film mammography systems. Approved claims as a result of the FDA Premarket Approval process provide substantial marketing advantages over competing full field digital mammography systems and conventional film based systems as well. Approved claims include:

o 40-60% reduction in dose with increased dose reduction for large breasted women.
o Large field of view makes it possible to image all women with fewer exposures
o High resolution for visibility of subtle microcalcifications which can be the best indicators of early breast cancer.

     Digital mammography provides a number of advantages over conventional x-ray mammography:

..    With digital mammography, the image is acquired electronically and displayed on a computer monitor, which allows image contrast to be varied. This can allow a mammogram image to be contrast adjusted, so that it can be more easily interpreted by a physician or radiologist without subjecting the patient to a second mammogram. Because younger women typically have denser breast tissue, which is not visualized adequately with film mammography, this feature may be particularly useful in screening women under age 50.
..    A properly designed digital mammography system can reduce radiation dosage by at least a factor of two.
..    Other benefits include: (1) real time acquisition (film processing is not necessary); (2) storage of the mammogram in digital memory or on digital archival media; (3) an ability to implement computer-aided detection algorithms; and (4) telemammography (digital transmission of mammograms for remote display and diagnosis).

     We believe that the SenoScan system could improve the sensitivity and specificity of mammography while exposing women to lower radiation than film screen mammography. Our SenoScan system received PMA approval from the FDA for screening and diagnostic mammography and was found equivalent to film mammography but at a lower radiation dose.

     We believe our SenoScan system will result in a lower false positive rate although we have not presented evidence to the FDA at this time that would allow this claim. We are participating in a $27 million study sponsored by the National Cancer Institute to measure the performance of digital mammography systems against conventional film screen mammography systems. This trial, known as the Digital Mammograpic Imaging Screening Trial, or DMIST, commenced in 2001 and involves 4 manufacturers and about 20 institutions. 50,000 women will be screened with both conventional film and digital mammography. Within a couple of years, performance studies will be conducted using both the conventional film and the digital mammograms. Women who actually have undetected breast cancer at the time of the screening become known because the patients are followed for two years and the cancer is detected by subsequent mammography or by clinical palpation. Thus the reader studies can be measured against the true state of the disease and the population that was screened. For both film and digital mammography, the overall accuracy can be determined as well as the sensitivity and specificity of each modality. The four manufacturers' digital systems participating in the trial will be reviewed in subset analysis and will allow performance to be measured for each system.

     The SenoScan system is currently accruing patients into the DMIST trial at five centers: three major university hospitals, a community hospital, and a private radiology group. We believe the results of these trials will demonstrate improved specificity for the SenoScan system as well as for the other competing systems in the trial. A reduction in false positive exams would be seen as an important benefit resulting from the deployment of digital mammography systems into routine clinical use.

     The SenoScan is a slot scanning system that operates with a detector directly coupled to the x ray tube. The charge coupled device, or CCD, x- ray detector, 1cm in width, is scanned underneath the breast in synergy with the x-ray tube, providing a very high resolution digital image of the breast. Because the system does not require the use of a "scatter grid" the radiation required to form an image is lower and the slot reduces the amount of scatter reaching the detector thus providing an image of higher clarity.

     The SenoScan system covers a 22 by 30cm field of view thus is compatible with more than 99% of the breast sizes in screening mammography. The detector allows both normal and high resolution modes of operation where the normal mode uses a 50 micron pixel size for screening mammography. For diagnostic mammography the system can use a 25 micron pixel for a 11 by 15cm field of view. This high resolution mode has demonstrated that visualization of micro calcifications is enhanced as compared to film mammography.

     The Centers for Medicare and Medicare Services, or CMS, finalized Medicare reimbursement for digital mammography effective January 1, 2002. Digital screening mammography will be reimbursed at $120 per exam and digital diagnostic mammography at $134 per exam. CMS also increased film screen reimbursement rates 17%, to $81 for screening and $91 for diagnostic mammography. The average FDA-approved Mammography Quality Standard Act, or MQSA, center performed 21 exams per day, according to a FDA sponsored survey in August 2001.

     A major issue for digital mammography reimbursement will be the adoption rate of increased payment by private insurance carriers outside the Medicare program. Medicare is estimated to provide coverage to about half of the women annually receiving mammography.

Computer Aided Detection Software

     Three companies have received FDA premarket approval to market software that aids the radiologist in looking for breast cancer on mammography film. We are in discussions with all three companies regarding the incorporation of these software programs into the SenoScan digital mammography system. Our policy will be to offer our customers on an optional basis computer aided detection, or software programs. We believe radiologists will prefer to use computer aided detection programs that are integrated with the digital mammography system, since it is much less labor intensive to operate the software as part of a digital mammography system. Film based CAD systems require the manual digitization of the mammograms and require the radiologist to review the films and digitally displayed marks on separate viewers. With a digital mammography system this is accomplished with a graphical overlay on one display monitor, making the review of digital screening mammograms with CAD much easier. Both the CAD suppliers and we must submit PMA supplements to the FDA in order to market CAD software with digital mammography systems. Currently, no FDA filings have been made for any CAD software programs with SenoScan.

     Effective January 1, 2002, common procedural codes, or CPT codes with values for computer aided detection have been assigned as used with both screening and diagnostic mammograms. We believe the Medicare reimbursement, which provides a global payment of about $19, will allow the adoption of these types of programs that increase the detection rate of cancer. Further, we believe this reimbursement will provide a further incentive for radiologists to purchase digital mammography systems with integrated CAD software.

Film Based Mammography and Percutaneous Needle Biopsy Systems

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

     HFX Plus(TM) Mammography System. The HFX Plus includes all the features of the HFX system and adds small field of view digital spot imaging. The HFX Plus is designed to accept the removable charge coupled devise or CCD, digital camera from a Mammotest Plus stereotactic table. This allows communication with a Mammovision Plus digital workstation. Dense or thin, low absorption tissue areas can be evaluated on the digital camera. Digital technology gives a wider range of contrast controls, allowing enhanced visualization of faint lesions as compared to conventional film screen imaging.

     Mammotest(R)/Mammovision(R) Product Platform. First introduced in 1989, our Mammotest stereotactic core needle biopsy system is designed expressly for core needle biopsy of the breast. The Mammotest system consists of an elevating, prone position table, a mammographic x-ray imaging system and a stereotactic needle guidance system. We are one of only three manufacturers worldwide of prone table biopsy systems. In 1992, we introduced Mammovision, the first charge coupled device, or CCD, imaging system, cleared by the FDA that produces breast tissue images on nearly a real time basis. With the aid of proprietary software, the coordinates of a breast lesion can be quickly calculated using a computer trackball. These coordinates are then transmitted to the Autoguide, a motor-driven needle holder assembly that precisely aims the biopsy needle at the lesion. Mammovision has become a standard for providing computer-based imaging for the Mammotest system.

     Mammotest Plus(TM)/Mammovision Plus(TM). We introduced Mammotest Plus(TM) and Mammovision Plus(TM) in November 1995. The Mammotest Plus system permits 360-degree access to the breast. It also incorporates the features of Target on Scout(TM) and Lateral Arm that allow small breasts (less than 2.5cm when compressed) and breast lesions in difficult locations to be biopsied more easily.

     Mammovision Plus is a CCD imaging system that features the ability to remove the camera from the Mammotest table, allowing the Mammovision Plus camera to be installed on our HFX diagnostic mammography system. As a result, near real time digital imaging can be performed in conjunction with standard diagnostic mammography. This allows the equipment cost to be spread across a larger number of mammogram procedures that could be performed on a standard diagnostic mammography system, thus, potentially expanding our market for Mammotest Plus and Mammovision Plus systems.

     Mammotest Plus "S"(TM) Surgical System. The Mammotest Plus "S" Surgical System was introduced in February 1998 in support of our marketing alliance with Ethicon Endo-Surgery, Inc., a Johnson & Johnson company. The Mammotest Plus "S" is based on the Mammotest Plus prone biopsy system, with enhancements designed to support the more advanced techniques performed in the surgical market segment. During 2001, the Elite Camera was introduced for more advanced, high resolution imaging capability.

     MammoSound(TM). The Fischer Imaging Mammotest table features integrated ultrasound, combining ultrasound and X-ray guidance with automated targeting. Compression can be used to stabilize the breast for ultrasonic diagnostic imaging. Stabilization creates consistency in breast architecture visualization. Initial trials were conducted in 2001 with availability of the product expected in 2002. The ultrasound system integrated with the Mammotest system has received pre market approval from the FDA. MammoSound represents a breakthrough in offering correlated x-ray and ultrasound imaging as well as automated targeting using ultrasound guidance.

Electrophysiology Products

     The treatment of arrhythmia patients typically involves a diagnostic study of the electrical functioning of the heart with an electrophysiology, or EP, study. We estimate that approximately 200,000 EP studies are performed each year. If an EP study of an arrhythmia patient demonstrates that the patient must have a surgical procedure, the electrical activity in the patient's heart is generally mapped in an effort to locate the precise area of the heart that is causing the arrhythmia. We manufacture the EP x-ray imaging positioners, tilt-tables, stimulators and recording devices which are used during these procedures.

     EP/X(TM). The EP/X system, introduced in 1995, is an economical, state-of-the-art single plane x-ray imaging system designed to meet the general EP requirements of most community and teaching hospitals. The EP/X is offered with our patented automatic pulse progressive fluoroscopy system as an option.


     EP/X(2)(TM). The EP/X(2), a cost-effective, ceiling suspended, bi-plane fluoroscopy system, is designed to meet all the positioning requirements of electrophysiologists, with easy access to the patient. FDA permarket approval for the EP/X(2) was obtained in 1997.

     EPIC(R). EPIC is a computerized image management system used to integrate and display x-ray images and electrocardiogram, or ECG, signals during an EP procedure. The EPIC can handle both bi-plane and single plane images and provides the ability to display three ECG signals from the EPACE recording system on the x-ray imaging system in both the control room and the procedure room.

     DTU-215 EP Stimulator. We currently market the DTU-215 EP Stimulator, a four-channel stimulator for use in EP laboratories.

General Radiology Products

     We also sell general x-ray imaging systems that use digital image capture technology. These systems are sold domestically and internationally through direct and dealer distribution channels for use in hospitals, clinics, and physician's offices for general radiographic and fluoroscopic screening. We also supply these systems to Analogic Corporation for eventual sale by Kodak's Health Imaging Division.

     VersaRad-D(TM). The VersaRad-D is a digital version of our highly successful Traumex emergency room and general-purpose x-ray system. VersaRad-D capitalizes on unique positioning capabilities requiring minimal patient movement, making it well suited for emergency room applications. It is also a versatile general radiographic system, allowing x-ray of the chest, skeleton, head, or other extremities. DirectRay(TM) is our digital capture technology currently incorporated into VersaRad-D.

Sales and Marketing

     Our marketing plan for SenoScan is initially focused on over 1,000 Mammotest customers who are high volume mammography centers. While there are 9,600 MQSA centers performing mammography, the centers with the highest volume are more likely to install a prone, stereotactic breast biopsy system as they will be seeing a large number of patients requiring biopsy. We believe the average Mammotest customer performs about 20 biopsies per month using stereotactic biopsy and an equal number using ultrasound guidance. Given that about 3% of women undergoing mammography ultimately undergo biopsy, one can estimate that the average Mammotest customer conducts about 70 screening mammograms per day. After adding an average volume for diagnostic mammography, the typical Mammotest customer conducts about 85 mammograms per day. This is about four times the average number of mammograms per day reported by the FDA in a survey in August 2001 for all 9600 MQSA approved centers. Our sales efforts and resources will be concentrated on these current Mammotest customers as they would typically require 2-3 SenoScan systems in order to convert to digital mammography and they have already demonstrated their confidence in Fischer Imaging through the capital purchase of the Mammotest system. In addition, our service resources are currently positioned to support these Mammotest customers which will help reduce the number of additional service engineers required to support new SenoScan installations. We expect service revenues for SenoScan to grow following expiration of the SenoScan product warranties over the next year. Currenltly, all SenoScan systems are under warranty.

     In the United States, we currently market our products through our direct sales force and certain dealers. Direct sales offers us higher margins, more control over the sales process and customer contacts, and ongoing service revenues. We believe that sales of our more sophisticated products may be enhanced by a focused and dedicated sales force. As a result, the majority of our sales of Mammotest and EP Systems are made through our direct sales force. As of December 31, 2001, we had 17 direct sales people whose territories primarily cover large metropolitan areas and 2 independent dealers covering the remainder of the United States.

     Historically, our marketing efforts have been focused in the United States. However, we have also attempted to expand our international marketing efforts to support our expansion into the European, Asian and Latin American markets. We formed a subsidiary in Europe to manage our sales and our dealer relationships in Asia and Europe. International sales have also been made through dealers in Latin America and the Middle East. In recent years, our efforts to expand internationally have been met with limited success. Therefore, international operations have been consolidated, with the closing of an Australian subsidiary. All international operations are now headquartered at Fischer Imaging International, Norderstedt, Germany. Marketing alliances that have produced encouraging results in the United States may, in the future, receive greater emphasis internationally as a means of expanding our markets.

     Our marketing activities include trade shows, advertising in professional journals, telemarketing and the administration of seminars, conferences and physician training programs. The marketing group develops sales leads and assesses customer satisfaction with our products, as well as with direct and dealer service performance.

     Our service organization is responsible for installing our products and providing warranty service. Products sold by the direct sales force carry limited warranties covering parts and labor for twelve months. Products sold through dealers carry more limited warranties, with terms ranging from six to twelve months and typically covering only parts or components. Service personnel offer maintenance service either under contracts or at hourly rates. The direct service organization also provides maintenance service in some foreign countries. In other foreign countries, we use dealers and third parties to provide maintenance service for our products. As of December 31, 2001, we employed 31 field and technical support engineers and 9 administrative and management personnel in our U.S. service organization.

Third-Party Reimbursement

     The Centers for Medicare and Medicare Services, or CMS, finalized Medicare reimbursement for digital mammography effective January 1, 2002. Digital screening mammography will be reimbursed at $120 per exam and digital diagnostic mammography at $134 per exam. CMS also increased film screen reimbursement rates 17%, to $81 for screening and $91 for diagnostic mammography. The average MQSA center performed 21 exams per day, according to a FDA sponsored survey in August 2001.

     A major issue for digital mammography reimbursement will be the adoption rate of increased payment by private insurance carriers outside the Medicare program. Medicare is estimated to provide coverage to about half of the women annually receiving mammography.

     Medicare reimbursement for hospitals represents about 40% of all hospital revenues. Since 1983, Medicare has limited reimbursement for Medicare inpatients to a fixed amount, based on specified categories of diagnosis known as Diagnosis Related Groups. Hospital profit margins have been reduced significantly since the introduction of fixed reimbursement amounts based on Diagnosis Related Groups. Therefore, hospitals have incentive to use less costly treatment methods. If a new technology is considered to be more cost effective, hospitals will frequently make capital expenditures to provide cost savings. Frequently, Medicare reimbursement rates are reduced to reflect the adoption of a new procedure or technique and, as a result, hospitals are generally willing to implement new cost saving technologies before these downward adjustments in rates become effective.

     In August 2000 Medicare implemented a prospective payment system for all outpatient procedures performed on Medicare beneficiaries. The new payment system uses Ambulatory Procedure Codes to group similar procedures and make fixed payments to hospitals for the technical expenses associated with outpatient procedures. This prospective payment system is similar to the DRG inpatient payment system and early experience indicates difficulty in properly determining the APC groups to which procedures belong. Technical payment amounts for some procedures such as diagnostic mammography are well below the cost to perform the procedure and this low reimbursement may dissuade hospitals from expanding diagnostic mammography services. In addition, while technical payments increased for open surgical biopsies beginning in January 2002, the technical fees related to core needle biopsy performed in a hospital outpatient setting actually decreased. These payment changes may adversely impact the company's sales of mammography systems and stereo tactic breast biopsy systems.

     Reimbursement for physician services provided to Medicare beneficiaries is made under a physician fee schedule administered by CMS and the American Medical Association, or AMA. Procedures are assigned specific Common Procedural Codes, or CPT codes, by the AMA CPT Editorial Panel and valued by the AMA Relative Value Update Committee or RUC. The valuation of specific codes is accomplished by determining the relative value of work required to perform the procedure as well as the practice expenses associated with the procedure. The total number of relative value units or RVUs, are multiplied by an annual conversion factor for Medicare payments to physicians. This conversion factor is determined annually by CMS. The conversion factor translates into dollars the total amount physicians will receive for a particular procedure represented by a CPT code. For 2002, Medicare reduced the conversion factor for Medicare Part B payments by 4.7%, essentially reducing physician remuneration by the same amount for all Medicare procedures. Percutaneous breast biopsy procedures however were generally increased as the number of RVUs allocated to the procedure was increased by the AMA RUC Committee. In addition, rates for both diagnostic and screening mammography were increased over the rates in 2001 by about 17% and permanent reimbursement amounts were set for both screening and diagnostic digital mammography. The rates for digital mammography were set about $40 higher than the film screen mammography rates.

     Normally private insurance carriers follow Medicare's lead in determining whether to provide coverage for medical procedures and frequently base payment off the Medicare physician fee schedule. Historically private insurance carriers have paid up to 40% more than Medicare rates but there is no assurance that private carriers will continue this practice. For high volume procedures such as mammography screening, private insurance carriers negotiate fee schedules with providers that may in fact be lower than the Medicare fee schedule. While Medicare reimbursement rates for digital mammography procedures is sufficient to allow most MQSA centers to amortize the cost of systems such as our SenoScan digital mammography system, failure of a majority of private carriers to adopt Medicare rates for digital mammography could adversely impact the Company's sales projections for its SenoScan system.

     In general we cannot predict what effect the policies of government agencies and other third party payors will have on future sales of our products, and such policies may have a material adverse impact on our business.

Strategic Alliances

     We have a strategic marketing and distribution alliance that we believe will allow us to compete more effectively in the markets for our products.

     Ethicon Endo-Surgery, Inc., a Johnson & Johnson company. Since October 1997, we have been operating under a marketing partnership with Ethicon Endo-Surgery, Inc. for the marketing and sale of Mammotest Plus "S", a version of our Mammotest Plus prone biopsy system designed for the requirements of the surgical market. The agreement purports to be an exclusive arrangement for third-party marketing of Mammotest, and the agreement also contains certain right of first refusal and right of first offer provisions. We are actively seeking clarifications and modifications of this agreement. In January, we clarified with Ethicon-Endo-Surgery that SenoScan is not covered by this agreement, and consequently we have full control of the sales and marketing of SenoScan. This agreement can be renewed by Ethicon Endo Surgery, Inc. in October 2002 for additional periods of three years by exercising its renewal right together with a payment of $400,000 for each additional period to the Company. We cannot predict whether Ethicon Endo-Surgery will exercise its renewal right. We can terminate this agreement if Ethicon Endo-Surgery breaches its terms.

     In December 1998, we entered into an agreement with Ethicon Endo-Surgery Europe for the distribution of the Mammotest system in Europe. Under this agreement, we will provide applications and service support, while EES Europe will be responsible for sales of the Mammotest system. Under the terms of this agreement, in the event that we, in the future, were unable to meet certain potential delivery obligations, Ethicon Endo-Surgery could have the right to demand a liquidated damages amount of $600,000 and terminate the agreement.

Competition

     The medical device industry is intensely competitive. Many companies are actively engaged in research and development of medical devices for mammography breast biopsy, and many companies are specifically involved in the development of digital imaging systems for mammography. Many of these companies have substantially greater financial and other resources, larger research and development staffs, and more extensive marketing and manufacturing organizations than we do. In addition, some of them have considerable experience in regulatory approval procedures.

     We face significant competition from large companies that are pursuing the same or similar technologies, including digital imaging, as the technologies used by us in our SenoScan digital mammography system. For example, the FDA has approved two additional digital mammography systems for marketing. On January 31, 2000, the FDA cleared the Senographe 2000D from General Electric, and in March 2002, the FDA cleared a digital mammography system from Lorad/Hologic. Additional companies have announced plans to develop digital mammography systems. These companies include Siemens, Kodak, and Instrumentarium.

     Developments by others may render our digital mammography system or other technologies obsolete or noncompetitive. We face and will continue to face intense competition from other companies for collaborative arrangements and for securing licenses to additional technologies. These competitors, either alone or with their collaborative partners, may succeed in developing technologies or products that are more effective than ours.

Backlog

     As of March 1, 2002, we had backlog of $3.5 million. We expect to fill all of this backlog during 2002, however by year end 2002 we may have additional backlog that will carry forward to the next fiscal year. As of December 31, 2001, we had backlog of $1.9 million, as compared to backlog of $1.4 million as of December 31, 2000. Our backlog generally includes only product orders for which delivery is requested within the upcoming twelve months. Backlog as of any particular date should not be relied upon as being indicative of our revenues for any future period.

Manufacturing

     Our products are manufactured at our manufacturing facility in Denver, Colorado. Production processes include printed circuit board assembly and testing, subassembly, system assembly and final testing. Our quality assurance program includes various quality control measures from inspection of raw materials, purchased parts and assemblies through on-line inspection.

     Our manufacturing processes are, largely, subcontracted with outsourcing suppliers. We purchase materials and components from various suppliers that are either standard products or built to our specifications. Certain components used in existing products, as well as products under development, are frequently purchased from single sources. We believe that alternative sources for such components may generally be obtained when necessary, although the need to change suppliers or to alternate between suppliers might cause material delays in delivery or significantly increase costs. Moreover, we may not be able to timely obtain components from alternate sources and on commercially reasonable terms, if at all, and we may suffer a material adverse effect as a result.

Intellectual Property

     We seek to protect our proprietary rights through a combination of technical experience, patent, trade secret and trademark protection and nondisclosure agreements. Our future success will depend in part on our ability to obtain and enforce patent protection for our products and processes, preserve our trade secrets and operate without infringing on the patent or proprietary rights of others. Our issued patents cover, among other things, certain features of our Mammotest stereo tactic breast biopsy system, our SenoScan digital mammography system, our MammoSound ultrasound biopsy option for the Mammotest system, and our MR biopsy system.

     We have numerous U.S. and foreign issued patents and pending patent applications covering various aspects of our products. Our current or future patents may be challenged, invalidated or circumvented, and that the rights thereunder may not provide us with any competitive advantages. In addition, the laws of some foreign countries do not protect proprietary right to the same extent as the laws of the United States. We anticipate that any attempt to enforce our patents would be time consuming and costly. In addition, we could be found to have infringed on patents of others and, as a result, could be required to alter our products or processes or acquire licensing rights. Such rights might not be available on commercially reasonable terms, if at all, requiring us to cease making and selling any infringing products and pay damages for past infringement.

     We also rely on trade secrets and proprietary know-how that we seek to protect, in part, through appropriate confidentiality and proprietary information agreements. These agreements generally provide that all confidential information developed or made known to an individual during the course of his or her relationship with us is not to be disclosed to third parties, except in specific circumstances. They also generally provide that all inventions conceived by the individual in the course of his or her services to us are our exclusive property. Confidentiality or proprietary information agreements may be breached, remedies for any breach may be inadequate, and our trade secrets may otherwise become known to, or independently developed by, our competitors.

     We, from time to time, have technology license agreements under which we pay nominal royalties in connection with the sale of products using a third party's technology.

     As described more fully under Item 3 "Legal Proceedings," we continue to vigorously pursue our claims of patent infringement against Lorad covering certain features of our stereotactic breast biopsy system.

     Fischer(R), Fischer Imaging(R), Mammotest(R), SenoScan(R), EPIC(R), Mammovision(R), and TRAUMEX(R) are our registered trademarks, and Mammotest Plus(TM), Mammotest Plus "S"(TM), Mammovision Plus(TM), MammoSound(TM), HFX(TM), HFX Plus(TM), Cardiac CX/Pegasus(TM), Target on Scout(TM), EPACE(TM), and EP/Stim(TM), EP/X(TM), and EP/X(2)(TM) are our trademarks.

Risk Factors

Our business could be harmed if SenoScan, our digital imaging system, contains undetected errors or defects or does not meet customer needs.

     SenoScan, our digital imaging system, is a new product and may contain undetected errors or defects. SenoScan has not been widely tested by our customers or manufactured by us on a large scale. In addition, SenoScan may not meet our customers' performance specifications under all conditions or for all applications. If, despite our internal testing and testing by our customers, SenoScan contains errors or defects or fails to meet customer needs, then we may be required to enhance or improve SenoScan's design. We may not be able to do so on a timely basis, if at all, and may only be able to do so at considerable expense. The software that powers SenoScan is currently UNIX-based. We are converting that software to run on a more user-friendly operating system. We may encounter problems in this conversion, including delays or malfunctions of the software. Any significant reliability problems we experience with SenoScan could result in adverse customer reaction and negative publicity and could harm our business and prospects.

The market for our digital imaging products is unproven.

     The market for SenoScan is unproven. We have had only limited sales of our SenoScan system since its introduction, and our sales plan contemplates increasing the manufacture of SenoScan systems slowly and gradually.

Thus, it will take some time before we can ascertain whether SenoScan has been accepted by clinicians. There is a significant installed base of conventional X-ray imaging products in hospitals and radiology practices. The use of SenoScan in many cases would require these potential customers to either modify or replace their existing X-ray imaging equipment. Moreover, we believe that a major factor in the market's acceptance of digital imaging technology is the trend toward transition by the healthcare industry from conventional film archiving systems to storage of X-ray images electronically. Because the benefits of our direct-to-digital technology may not be fully realized by customers until they install an electronic storage platform, a large potential market for these products may not develop until electronic storage is more widely used. Because of the early stage of the markets for these products, it is likely that our evaluation of the potential markets for these products will vary with time. A significant market for SenoScan and digital imaging products may not develop.

Some studies have questioned the efficacy of mammography to reduce mortality. If mammography proves to be less effective, our business would be seriously harmed.

     Some publications have questioned the efficacy of screening mammography to reduce mortality. If mammography is proven to be ineffective, our business would be seriously harmed. From time-to-time analyses are published that question the efficacy of mammography to reduce mortality from breast cancer. Most recently, a group of researchers in Denmark led by Peter Gotzsche and Ole Olsen published a study in the Lancet questioning the justification for screening for breast cancer with mammography. The Gotzsche and Olsen study performed a re-analysis of several prior studies on the efficacy of mammography, and concluded that there was no benefit to mammography screening as a cancer prevention measure. Many academicians and health policy groups question Gotzsche and Olsen's findings, but even if untrue, these claims could influence mammography usage in the United States and undermine adoption of mammography in countries where screening is not widely adopted. In addition, the American Cancer Society and the U.S. Department of Health and Human Services currently recommends annual mammograms for women over the age of 40, with an initial screening at age 35. If other articles or studies question the efficacy of mammography, or if cancer organizations or governmental agencies cease recommendation of regular mammograms, our business would suffer.

The strategies of our competitors, some of which hold greater resources than us, could adversely impact our success.

     We encounter and expect to continue to encounter intense competition in the sale of our products. Our competitors include large multinational corporations, including GE Medical Systems, Siemens, Philips, Toshiba, and Hitachi, as well as a number of other companies such as Hologic Corporation and Instrumentarium. These companies typically have a larger installed base and far greater financial, management, manufacturing, sales and marketing, and other resources than us. As a result, they may be able to more quickly adapt to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, manufacture, promotion and sale of their products. We also face competition from sellers of used x-ray imaging equipment, particularly general radiology systems, at prices substantially below the prices of our new products. In addition, we compete for acquisition opportunities, service contracts and experienced personnel.

     Our Mammotest system principally competes with the prone-positioning breast biopsy system manufactured by Hologic, formerly manufactured by Trex Medical Systems. Hologic continues to aggressively price and market Lorad(TM), their prone-positioning breast biopsy system. Many larger companies, including GE Medical Systems, Philip and Siemens, also offer stereotactic add-on systems. In December 1998, following the acquisition of U.S. Surgical Corporation, or USSC, by Tyco Corporation, Trex Medical announced the termination of our OEM agreement with USSC for the sale of the stereotactic table manufactured by Lorad on a private label basis. In December 1999, Trex Medical announced it had agreed to repurchase $4.7 million in inventory from USSC. These systems were part of the Lorad assets sold by Trex to Hologic, many of which have been sold on the market at low prices, harming our ability to sell our system at normal prices. See Item 3 "Legal Proceedings" for a discussion of our patent infringement litigation against Trex and Hologic.

Failure of third-party payors to provide appropriate levels of reimbursement for use of our products could harm our business.

     Sales of medical products largely depend on the reimbursement of patients' medical expenses by government healthcare programs and private health insurers. The costs of our products are substantial, and market acceptance of our products depends upon our customers' ability to obtain appropriate levels of reimbursement from third-party payors for use of our products. Technical payment amounts for some procedures such as diagnostic mammography are well below the cost to perform the procedure and this low reimbursement may dissuade hospitals from expanding diagnostic mammography services. In addition, while technical payments increased for open surgical biopsies beginning in January 2002, the technical fees related to core needle biopsy performed in a hospital outpatient setting actually decreased. The use of our products outside the United States is similarly affected by reimbursement policies adopted by foreign regulatory and insurance carriers. We cannot predict what effect the policies of government agencies and other third party-payors will have on future sales of our products, and such policies may have a material adverse effect on our business. For more information on reimbursement policies and their effect on our business, please see Item 1. Business--"Third Party Reimbursement."

     On January 31, 2000, the FDA cleared the Senographe 2000D from General Electric for marketing in the U.S. In March 2002, the FDA cleared a digital mammography system from Lorad/Holgic. Additional companies have announced plans to develop digital mammography systems. These companies include Siemens, Kodak, and Instrumentarium. To date none of these companies has made public any submission to the FDA for PMA approval.

Our success is dependent on complying with the complex regulatory requirements of a variety of U.S. governmental agencies.

     Our business is subject to substantial regulation by the U.S. Food and Drug Administration, or FDA. Failure to comply with applicable regulatory requirements can result in, among other things, civil and criminal fines, orders to repair or replace devices or to refund the device purchase price, suspensions and withdrawals of approvals, product recalls, detentions or seizures, injunctions and criminal prosecutions.

     FDA regulations require manufacturers of medical devices to adhere to "Quality Systems Regulations", which include testing, quality control and documentation procedures for design and manufacturing. Our manufacturing facilities are subject to periodic inspection by the FDA. In March 1995, we were issued a Warning Letter by the FDA concerning documentation and other deficiencies at our Denver facility. We rectified these deficiencies and resolved this matter with the FDA later that year. Following an inspection which concluded in December 1996, the FDA issued Inspectional Observations Form 483, or Form 483, and a Warning Letter concerning manufacturing practices at our Denver facility. The FDA requested a written response to the Warning Letter regarding planned corrective actions and a favorable third-party certification of our manufacturing and quality systems. These actions were completed. In October 1998, following a periodic inspection, the FDA issued a Form 483 regarding possible deficiencies in manufacturing, quality, and documentation practices. We have submitted our response to the Form 483 and have instituted corrective actions. In August 2001, following an inspection by the FDA, we were issued a 483 with two minor observations, which we have since rectified.

     Failure to satisfy FDA requirements can result in our inability to receive awards of federal government contracts, to receive new marketing or export clearances for products manufactured at our Denver facility, or FDA enforcement actions including, among other things, product seizure, injunction, and/or criminal or civil proceedings being initiated by the FDA without further notice. The issuance of another Form 483 increases the possibility that one or more of these sanctions could be imposed in the future. Although we strive to operate within the requirements imposed by the FDA, these deficiencies may not be corrected and we may not be able to satisfy FDA compliance concerns in the future.

Ongoing FDA compliance reviews and/or related delays in future product clearances could have a material adverse effect on us.

     The FDA has post-marketing controls that include a requirement to file medical device reports when we become aware of information suggesting that one of our marketed products may have caused or contributed to a death, serious injury or serious illness or has malfunctioned in a way which could lead to that result. We must use field performance information, which includes any reportable events, in our quality control system to make any changes necessary to reduce or eliminate similar events in the future. The FDA uses Medical Device Reports to determine whether it should exercise enforcement powers, such as mandatory product recalls, temporary suspensions of approvals, or withdrawal of 510(k) marketing clearances or pre-market approvals. The filing of Medical Device Reports indicating unexpected product hazards or the failure to comply with medical device reporting requirements could have a material adverse effect on us.

     Each of our products are required to receive FDA clearance or approval prior to commercialization. To date, all of our products have been classified by the FDA as Class II medical devices and have been eligible for FDA marketing clearance under the FDA's 510(k) pre-market notification process, which is generally less time consuming than the more involved pre-market approval process for Class III medical devices, or PMA. We believe that most of our currently anticipated future products and substantial modifications to existing products will be eligible for the 510(k) pre-market notification process. However, the FDA has required our SenoScan system to undergo the more stringent PMA process to achieve pre market clearance.

     Under a PMA, failure to obtain necessary regulatory approvals, the restriction, suspension or revocation of existing approvals, or any failure to maintain regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

Our inability to obtain any necessary foreign regulatory clearances or approvals for our products could harm our business and prospects.

     Sales of medical devices outside of the United States are subject to FDA export and international regulatory requirements that vary from country to country. The time required to obtain approval for sale internationally may be longer or shorter than that required for FDA clearance or approval, and the requirements may differ. We may not be able to obtain regulatory approvals in such countries and we may incur significant costs in obtaining or maintaining our foreign regulatory approvals. We have obtained the certifications necessary to permit the "CE" mark to be attached to those products currently being sold in Europe. The CE mark is an international symbol of quality that is now required for sales into the countries which are members of the European Union. Although we have approval to sell into the European Union, we may not be able to obtain other international regulatory approvals. In addition, significant costs and delays may be encountered in obtaining such approvals.

Our failure to comply with regulations governing radiation-emitting products could harm our business and subject us to liability.

     We are also regulated by the FDA under the Radiation Control for Health and Safety Act of 1968, which specifically addresses radiation-emitting products. Under this law, we must submit initial reports on any new x-ray systems that require certification. In addition, we must submit installation reports to the FDA certifying compliance with installation instructions of the manufacturer. Under certain circumstances, we also are required to submit Product Defect Reports concerning our radiation emitting products to the FDA and, sometimes, to the first purchasers of the products. Product Defect Reports describe any safety related product defects or the failure of a product to conform to an applicable standard of which we have become aware. Additionally, we are required to submit Accidental Radiation Occurrence reports to the injurious exposure to any person. However, we need not file both a Medical Device Report and an Accidental Radiation Occurrence report on the same incident. A failure to comply with these regulations could have a material adverse effect on us. Furthermore, discovery of unexpected product hazards or failures to meet required standards through the reporting system could also have a material adverse effect on us.

The success of our new products depends on successful product design efforts, receipt of FDA clearances, and market acceptance.

     We have a number of potential new products under consideration for future research and development. Current research and development efforts are focused on the development of the next generation of SenoScan, our full field digital mammography system. In addition, significant efforts are being expended on integration of ultrasound with the Mammotest Plus "S" system. These products involve technological innovation and require significant planning, design, development and testing at the technological, product and manufacturing process levels. Significant investments in research and development, equipment, inventory, manufacturing and marketing are also required. Lengthy and expensive clinical trials could also be required prior to submission to the FDA for FDA clearance or approval. We may not be able to successfully design, manufacture and market new products and the new products may not receive FDA clearance or approval. In addition, our newest products may be used with minimally invasive surgical procedures and we believe that we must demonstrate to physicians and managed healthcare organizations the clinical benefits, safety, efficacy and cost-effectiveness of our products for such procedures. In particular, we must demonstrate that our products are an attractive alternative to other products and methods that may be widely accepted. Surgeons may not embrace such techniques as replacements for open surgical procedures and hospitals may not be willing to invest in and use our products. Lack of widespread acceptance of these products could have a material adverse effect on our future revenues and earnings.

The uncertainty of healthcare reform could adversely affect our business.

     In recent years, the healthcare industry has undergone significant change driven by various efforts to reduce costs, including efforts at national healthcare reform, trends toward managed care, cuts in Medicare, consolidation of healthcare distribution companies and collective purchasing arrangements by office-based healthcare practitioners. Healthcare reform proposals and medical cost containment measures in the United States and in many foreign countries could:

o    limit the use of our products;
o    reduce reimbursement available for such use; or
o adversely affect the use of new therapies for which our products may be targeted.

     These reforms or cost containment measures, including the uncertainty in the medical community regarding their nature and effect, could harm our business and prospects and make it difficult for us to raise additional capital on advantageous terms, if at all.

We may not be successful in our international operations.

     Revenues from customers based outside the United States accounted for, 14.65%, 16.9%, and 15.4% of our total revenues in 2001, 2000, and 1999, respectively. Our international business may be harmed by:

o the expense and difficulty of establishing, expanding, and managing international operations;
o the difficulty of enforcing agreements, collecting receivables, and protecting intellectual property in foreign countries;
o the potential imposition by foreign countries of additional withholding taxes, income taxes, tariffs, or other restrictions on foreign trade;
o    potential difficulties in obtaining U.S. export licenses;
o    political and economic changes and disruptions; and
o    changes in various regulatory requirements.

Quick response to technological change will be critical to our future success.

     The market for our products is characterized by rapid and significant changes in competitive technologies, evolving medical industry standards, and the frequent introduction of new products. Alternative surgical procedures or technologies or new medications may also be developed and marketed. Products based on new technologies could replace or reduce the importance of current procedures that use our products and render these products noncompetitive. Therefore, our success will depend in part on our ability to respond quickly to new product introductions, marketing campaigns and medical and technological changes through the development of new products. We may not be able to develop new products in a timely or cost-effective manner, if at all, and our current products may be rendered obsolete or noncompetitive.

Our success is dependent upon establishing appropriate manufacturing processes, resolving supply issues, obtaining adequate manufacturing resources, and being able to contain manufacturing costs.

     The scope of the product lines we offer and the need for product customization require a number of separate manufacturing processes and components and significant management and engineering time and expertise. Additionally, as we develop new products, we will be required to refine the prototypes of these products and develop new processes to manufacture these products in commercial quantities. We have encountered and may continue to encounter difficulties involving inventory supply, length of production cycles and shortages of manufacturing personnel. Due to the shifting demand for our products and the high fixed costs associated with manufacturing these products, we may encounter difficulty managing our operating costs. We may not be able to reliably or efficiently manufacture our existing or new products at commercially reasonable costs on a timely basis, if at all. Failure to effectively manage the development and manufacture of our products could adversely affect us.

Potential product defects or related performance or safety issues might result in product recalls, loss of market share and significant legal or insurance costs.

     Our business exposes us to potential product liability claims which are inherent in the manufacture and sale of medical devices and, as such, we may face substantial liability to patients for damages resulting from the faulty design or manufacture of products. We have been a defendant from time to time in product liability actions. We maintain product liability insurance with coverage limits of $5 million per occurrence and per year in the aggregate. Product liability claims may exceed coverage limits and product liability insurance may not be available at commercially reasonable rates, if at all. Consequently, a product liability claim or other claim in excess of insured liabilities or with respect to uninsured liabilities could have a material adverse effect on us.

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

If we fail to adequately protect our intellectual property, our competitive position could be harmed.

Development and protection of our intellectual property are critical to our business. If we do not adequately protect our intellectual property, both in the United States and abroad, competitors may be able to practice our technologies. Our success depends in part on our ability to:

     o obtain patent protection for our products and processes both in the United States and other countries
     o    protect trade secrets
     o    prevent others from infringing on our proprietary rights

     There are numerous risks and uncertainties that we face with respect to our patents and other proprietary rights. Currently, most pending patent applications in the United States are maintained in secrecy until issuance, and publication of discoveries in the scientific or patent literature tends to lag behind actual discovery by several months. Thus, we may not have been the first to file patent applications on our inventions. Our patent applications may not issue into any patents. Once granted, the claims of any issued patents may not afford meaningful protection for our technologies or products. In addition, patents issued to us or our licensors may not provide competitive advantages for our products or may be challenged by our competitors and subsequently narrowed, invalidated or circumvented. Competitors may also independently develop similar or alternative technologies or duplicate any of our technologies.

     Litigation, interference proceedings, oppositions or other proceedings that we may become involved in with respect to our proprietary technologies could result in substantial cost to us. Patent litigation is widespread in our industry, and any patent litigation could harm our business. Costly litigation might be necessary to protect our proprietary rights, and we may not have the required resources to pursue such litigation or to protect our rights. An adverse outcome in litigation with respect to the validity of any of our patents could subject us to significant liabilities to third parties, divert the attention of management and technical personnel from other business and development concerns, require disputed rights to be licensed to or from third parties or require us to cease using a product or technology or lose our exclusivity rights with respect to such technology. Please see Item 3, "Legal Proceedings" for a discussion of litigation relating to our patents.

     We also rely upon trade secrets, proprietary know-how and continuing technological innovation to remain competitive. Additionally, our trade secrets and know-how could otherwise become known or be independently developed by third parties. Confidentiality agreements with our employees, consultants and corporate partners with access to proprietary information could be breached, and we might not have adequate remedies for any such breach.

Our products could infringe on the intellectual property rights of others, which may cause us to engage in costly litigation and, if we are not successful, could cause us to pay substantial damages and prohibit us from selling our products.

     Third parties may assert infringement or other intellectual property claims against us based on their patents or other intellectual property claims. We may have to pay substantial damages, possibly including treble damages, for past infringement if it is ultimately determined that our products infringe a third party's patents. Furthermore, we may be prohibited from selling our products before we obtain a license that, if available at all, may require us to pay substantial royalties. Even if infringement claims against us are without merit, defending a lawsuit takes significant time, may be expensive and may divert management attention from other business concerns and also divert efforts of our technical personnel.

We may be unable to build brand loyalty because our trademarks and trade names may not be protected.

     Our registered or unregistered trademarks or trade names, such as the marks SenoScan, Mammotest and MammoSound, may be challenged, canceled, infringed upon, circumvented, declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, without which we may be unable to build brand loyalty. Brand recognition is critical to our short-term and long term marketing strategies especially as we commercialize future enhancements to our products. Moreover, if our trademarks are found to infringe on marks belonging to third parties, we may be forced to market our products under a different name, which could require a costly and difficult re-branding effort, and we could be ordered to pay damages to a third party.

The departure of key employees could adversely affect our future success.

     Our future performance is partially dependent on the services of Louis E. Rivelli, our President and Chief Executive Officer, and Morgan W. Nields, our Chairman. We have no employment agreement with Mr. Nields. We carry $5 million of key man life insurance on Mr. Nields. In addition, our continued success will depend heavily on our ability to attract and retain highly qualified engineering, management, manufacturing, marketing and sales personnel. We may not be able to continue to attract and retain such people. Failure to hire and retain such personnel could have a material adverse effect on us.

Significant fluctuations in our quarterly operating performance or in stock market performance generally could cause the price of our common stock to be highly volatile.

     The market price of our common stock could be subject to significant fluctuations in response to variations in quarterly operating results and other factors. In addition, the securities markets have experienced significant price and volume fluctuations from time to time in recent years that have often been unrelated or disproportionate to the operating performance of particular companies. These broad fluctuations may adversely affect the market price of our common stock.

We may experience significant fluctuations in operating results, which could cause the price of our common stock to decline.

     We have experienced fluctuations in our quarterly operating results and anticipate that such fluctuations will continue and could intensify. Fluctuations in operating results may result in volatility in the price of our common stock. Although we have taken significant steps to return to profitability, we may not achieve continued profitability, and levels of profitability may vary significantly between quarters. As a result, quarter-to-quarter comparisons of operating results are not necessarily meaningful or indicative of future performance. In addition, it is likely that our future quarterly operating results may be below the expectations of public market analysts or investors. In such event, or in the event that adverse medical device market conditions prevail, or are perceived to prevail, with respect to our business or generally, the market price of our common stock would likely be materially adversely affected.

Exercises of a significant number of stock options, or other substantial sales of our common stock could adversely affect the market price of our common stock.

     Sales of a substantial number of shares of common stock, or the perception that such sales could occur, could have a material adverse effect on the market price of our common stock and could impair our ability to raise capital through the sale of equity securities. As of March 1, 2002 there were approximately 9,181,179 shares of common stock outstanding, and there were 1,415,505 shares reserved for issuance upon exercise of outstanding stock options, 409,933 of which were then exercisable.

     Future sales of shares of common stock under Rule 144 of the Securities Act by existing holders of our common stock or through the issuance of shares of common stock upon the exercise of options could have an adverse effect on the price of our common stock.

Our policies could be significantly influenced by the voting power of our officers, directors, and significant shareholders.

     Our officers and directors beneficially own, in the aggregate, approximately 12.1% of our Common Stock as of March 1, 2002. As a result, the officers and directors are able to exercise significant influence on the election of our Board of Directors and thereby direct our policies.

Anti-takeover provisions in our charter and in other agreements, and the concentration of share ownership, could discourage purchases of or offers to purchase us, even if those offers might be favorable to stockholders.

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

     In November 1994, our Board of Directors adopted a stockholder rights plan and, pursuant thereto, issued preferred stock purchase rights, or Rights to the holders of our common stock. The Rights have certain anti-takeover effects. If triggered, the Rights would cause substantial dilution to a person or group of persons (other than certain exempt persons, including Morgan W. Nields, one of our founders and our Chairman of the Board, who acquires more than 15% of our common stock on terms not approved by the Board of Directors.

     In addition, in December 1995 the Board of Directors adopted a Retention Bonus Plan. Pursuant to this plan, we will make payments to our executive officers; directors and key employees in the event of a change of control, and all outstanding unexercised options will immediately vest. This plan, like the stockholders rights plan, may have an effect of delaying or preventing a takeover of us.

Employees

     As of December 31, 2001, we had 158 employees, including 56 in manufacturing, 21 in engineering, 66 in sales, marketing and service and 15 in administration. None of our employees are parties to a collective bargaining agreement. We consider relations with our employees to be satisfactory. On an as-needed basis we sub-contract personnel to augment our needs.


ITEM 2.  PROPERTIES

     We maintain a leased office and manufacturing facility in Denver, Colorado. This facility includes approximately 120,000 square feet of office and manufacturing space and is leased from a partnership whose general partners are Morgan W. Nields, our Chairman of the Board, and Kenney Johnson, a stockholder. The Denver facilities include our headquarters. We also lease office space in Germany. We believe our present facilities are adequate for our foreseeable future.


ITEM 3.  LEGAL PROCEEDINGS

     We are a defendant in various lawsuits incident to the operation of our business. In addition, we may from time to time be engaged in litigation or other legal proceeding concerning disputes with our Original Equipment Manufacture customers. We believe that there are no pending legal proceedings that would have a material adverse effect on our consolidated financial position.

     In 1992,we sued Lorad Corporation (which was subsequently acquired and became an operating division of Trex Medical Corporation) for infringement of U.S. Patent No. 5,078,142 ( the "`142 Patent"), our patent corresponding to the Mammotest system. Trex denies infringement and has raised a number of additional defenses, including invalidity of the patent. In April 1998, we sued Trex Medical Corporation for alleged patent infringement of U.S. Patent No. 5,735,264, a newly-issued patent related to the `142 Patent. The first case, based on the `142 Patent, and the second case, based on the `264 Patent, were consolidated in 1998, and have proceeded jointly since then.

     On September 22, 2000, Trex filed a motion asserting that all claims of the `264 patent were invalid and/or unenforceable against Trex on the grounds that a certificate of correction (correcting the `264 Patent and obtained by Fischer in August, 1998) had not issued at the time the lawsuit was filed. By order dated September 28, 2001, the court denied Trex's motion. On February 23, 2001, Trex filed a motion asserting that Fischer's claims on the `142 Patent were invalid based on a recent decision made by the Federal Circuit. On September 28, 2001, the Court denied Trex's motion, but Trex may still re-file the motion depending on the U.S. Supreme Court's review of the Federal Circuit decision.

     On November 29, 2001, we and Trex agreed on the appointment of a three person panel to interpret the claims on the `142 and `264 Patents. The panel will proceed with its interpretation once the U.S. Supreme Court issues its opinion in the Federal Circuit decision, which is expected in late spring or early summer of 2002. In connection with our lawsuits against Trex based on the `142 and `264 patents, Trex has filed antitrust suits against us, alleging that we are engaging in anticompetitive conduct because our patents are invalid and we should not have sued Trex. These suits will not be decided until the outcome of the `142 and `264 suits is known.

     In 2000, Hologic, Inc. purchased the Lorad division of Trex, including the allegedly infringing designs and products. On November 13, 2001, we sued Hologic, Inc. in the United States District Court for the District of Massachusetts for infringement of the `264 Patent. Hologic has denied any infringement.

      In addition, in December 2001 we filed patent infringement suits in France and Germany against Lorad and/or its distributors alleging infringement of European Patent 0-625-024. Lorad has filed counterclaims. The German patent courts have set August 2002 for an oral hearing on the matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our Common stock trades on the Nasdaq Stock Market under the symbol "FIMG." The following table sets forth, for each of the periods indicated, the high and low closing sale prices per share of our common stock as reported by the Nasdaq Stock Market.

                                                            High      Low
                                                           ------    -----
          2000
          First Quarter................................... $ 5.63   $ 1.75
          Second Quarter..................................   4.06     2.06
          Third Quarter...................................   3.94     2.06
          Fourth Quarter..................................   3.88     2.38

          2001
          First Quarter................................... $ 4.88   $ 2.25
          Second Quarter..................................   7.60     3.87
          Third Quarter...................................  14.71     5.45
          Fourth Quarter..................................  17.64    12.00

     As of March 1, 2002, there were approximately 250 record holders of our common stock. We believe that we have in excess of 1,500 beneficial owners.

     The closing sale price of our common stock on March 1, 2002 as reported by NASDAQ was $12.01 per share.

     We have not paid any cash dividends on our common stock and intend to retain future earnings to finance the growth of our business rather than to pay cash dividends. We are subject to restrictions on the paying of dividends under terms of our revolving credit agreement and under state law.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following table contains certain selected consolidated financial data and is qualified by the detailed Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. The consolidated balance sheet data as of December 31, 2001 and 2000, and the consolidated statement of operations data for each of the three years in the period ended December 31, 2001 have been derived from our Consolidated Financial Statements, which have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their report included elsewhere herein. The consolidated balance sheet data as of December 31, 1999, 1998 and 1997, and the consolidated statement of operations data for the two years in the period ended December 31, 1997 is derived from our Consolidated Financial Statements which have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their reports, which statements are not included herein.

                                                       2001        2000        1999        1998        1997
                                                     --------    --------    --------    --------    --------
Statement of Operations Data:
Revenues
       Products and services .....................   $ 48,233    $ 51,016    $ 59,871    $ 59,804    $ 56,908
       Sale of manufacturing license .............       --          --         6,200        --          --
                                                     --------    --------    --------    --------    --------
          Total ..................................   $ 48,233      51,016      66,071      59,804      56,908
Cost of Sales
       Products and services .....................     23,777      25,422      36,697      36,883      39,252
       Sale of manufacturing license .............       --          --           400        --          --
                                                     --------    --------    --------    --------    --------
          Total ..................................     23,777      25,422      37,097      36,883      39,252
                                                     --------    --------    --------    --------    --------
               Gross profit ......................     24,456      25,594      28,974      22,921      17,656
Operating expenses

       Research and development ..................      3,485       3,708       5,850       6,394       6,043
       Selling, marketing and service ............     12,388      14,146      15,783      15,299      16,323
       General and administrative ................      4,984       5,205       5,945       5,284       4,988
       Litigation loss ...........................       --          --          --           500        --
       Restructuring provisions ..................       --          --           750        --         2,900
                                                     --------    --------    --------    --------    --------
          Total operating expenses ...............     20,857      23,059      28,328      27,477      30,254
                                                     --------    --------    --------    --------    --------
Earnings (loss) from operations ..................      3,599       2,535         646      (4,556)    (12,598)
Interest expense .................................       (138)       (475)       (753)       (357)       (181)
Interest income ..................................         77          65          91          74         271
Other (expense) income ...........................       (257)          7        (327)         38        (760)
                                                     --------    --------    --------    --------    --------
Earnings (loss) before income taxes ..............   $  3,281    $  2,132    $   (343)   $ (4,801)   $(13,268)
Provision (benefit) for income taxes .............       --          --          --         2,002        --
                                                     --------    --------    --------    --------    --------
Net earnings (loss) ..............................   $  3,281       2,132        (343)     (6,803)    (13,268)
                                                     ========    ========    ========    ========    ========
Net earnings (loss) per common share
       Basic .....................................   $   0.37    $   0.28    $   (.05)   $   (.97)   $  (1.91)
                                                     ========    ========    ========    ========    ========
       Diluted ...................................   $   0.34    $   0.27    $   (.05)   $   (.97)   $  (1.91)
                                                     ========    ========    ========    ========    ========
Shares used to calculate earnings (loss) per share
       Basic .....................................      8,754       7,541       7,029       6,980       6,949
                                                     ========    ========    ========    ========    ========
       Diluted ...................................      9,519       7,822       7,029       6,980       6,949
                                                     ========    ========    ========    ========    ========

Balance Sheet Data (at end of period):
Working capital ..................................   $ 28,437    $ 23,372    $ 14,739    $ 19,095    $ 25,179
Total assets .....................................     42,805      38,476      41,009      50,969      49,144
Total debt .......................................        959         879       7,134       7,425         533
Total stockholders' investment ...................     32,299      27,977      21,716      28,430      35,185

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion of the results of operations and financial condition in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

     Special Note Regarding Forward-looking Statements

     This Form 10-K, including information incorporated by reference, contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from any future results or performance expressed or implied by the forward-looking statements. Statements that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements because they contain the words "believes," "expects," "anticipates," "plans," "estimates," and similar words and expressions. These forward-looking statements include statements about:

     o    the adequacy of financial resources;

     o    future revenues, expenses and other operating results;

     o sales under our strategic alliances, marketing arrangements, and other agreements pertaining to Mammotest, SenoScan and other products;

     o    the status of SenoScan and other new products in development;

     o    production and enhancement of SenoScan to meet market demands;

     o    the market penetration of SenoScan;

     o    the size and growth of our markets;

     o    the success of efforts to reduce manufacturing and other costs;

     o    our manufacturing capacity and capabilities; and

     o    the availability of raw materials and components.

     These forward-looking statements are only predictions and involve risks and uncertanties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. In addition, these forward-looking statements represent our estimates and assumptions only as of the date of this report, and we expressly disclaim any duty to update these estimates and assumptions. Factors that could cause the actual results we achieve to differ materially from those discussed in the forward-looking statements are included in the risk factors set forth in Item 1 of this report as well as elsewhere in this report.

Overview

   Risk of Operating Losses

     We design, manufacture and market specialty and general purpose medical imaging systems for the diagnosis and treatment of disease. Our newer products are directed towards medical specialties, such as diagnosing and treating breast cancer, in which image-guided, minimally invasive therapies are replacing open surgical procedures.

     We have experienced annual losses from operations for three of the past five fiscal years. Significant factors giving rise to losses include: costs associated with excessive manufacturing capacity; intense competition for our markets; declining margins and demand for original equipment manufacture products; and a general slowdown in capital expenditures by hospitals. We have taken steps to reduce costs and improve sales, including:

     o entering into distribution partnerships in 1997 and 1998 with Ethicon Endo-Surgery for the marketing and sale of Mammotest breast biopsy systems in the United States and in Europe;

     o entering into a strategic alliance with ANALOGIC and Kodak for the distribution of digital radiography systems.

     o    closure of our Addison, Illinois manufacturing facility in 1999;

     o a workforce reduction of approximately 20% in the third and fourth quarters of 1999; and

     o    other programs to increase efficiency

     Sustained profitability will depend on many factors, including:

     o the successful introduction of SenoScan and achieving market acceptance of SenoScan.

     o sufficient demand for our products to offset the effects of the reductions in our original equipment manufacture business;

     o    the adequacy of financial resources;

     o    our ability to maintain or increase gross margins;

     o the effectiveness of our efforts to control manufacturing and other costs;

     o effective negotiation and implementation of product distribution arrangements;

     o    effective implementation of marketing and sales strategies; and

     We expect continued fluctuations in quarterly and annual revenues, operating results and net income, depending on such factors as:

     o    the timing of large system product orders;

     o the success of new product introductions like SenoScan or marketing initiatives by us or our competitors;

     o the effects of managed healthcare on hospital, clinic and other capital expenditures and reimbursement;

     o    increases in marketing and other costs in relation to sales; and

     o seasonal patterns and other timing issues affecting customer purchasing decisions.

     These factors can occur unexpectedly and, because many of our costs are fixed, we may not be able to sufficiently reduce our costs in periods when revenues are less than anticipated and may, as a result, suffer unexpected losses. Please see Item 1, "Business -- Risk Factors" for additional factors which may unexpectedly reduce our revenues.

Government Regulation

     We are subject to periodic inspections by the Food and Drug Administration, or FDA, whose primary purpose is to audit our compliance with Quality System Regulations, which include testing, quality control and documentation procedures. Failure to satisfy FDA requirements can result in: (1) our inability to receive awards of federal government contracts; (2) an inability to receive new marketing or export clearances; or (3) FDA enforcement actions including, among other things, product seizure, injunction, and/or criminal or civil proceedings which could be initiated without notice. Although we strive to operate within FDA requirements, we may not be able to satisfy future FDA compliance concerns. Sanctions resulting from FDA compliance reviews or related delays in product clearances could have a material adverse effect on our business, our result of operations and the price of our common stock.

Results of Operations

     The following table sets forth the percentage relationship to revenues represented by certain data included in our statements of operations for the years ended December 31:

                                                     2001      2000      1999
                                                    -----     -----     -----
          Revenues ............................     100.0%    100.0%    100.0 %
          Cost of sales .......................      49.3      49.8      56.1
                                                    -----     -----     -----
                 Gross profit .................      50.7      50.2      43.9
                                                    -----     -----     -----
          Operating expenses:
                 Research and development .....       7.2       7.3       8.9
                 Selling, marketing and service      25.7      27.7      23.9
                 General and administrative ...      10.3      10.2      10.1
                                                    -----     -----     -----

                      Total operating expenses       43.2      45.2      42.9
                                                    -----     -----     -----
          Income (loss) from operations .......       7.5       5.0       1.0
          Interest expense ....................      (0.3)     (0.9)     (1.1)
          Interest income .....................       0.1       0.1       0.1
          Other income (expense), net .........      (0.5)      0.0      (0.5)
                                                    -----     -----     -----
          Income (loss) before income taxes ...       6.8       4.2      (0.5)

          Provision for income taxes ..........      --        --        --
                                                    -----     -----     -----
          Net income (loss) ...................       6.8%      4.2%     (0.5)%
                                                    =====     =====     =====

2001 Compared to 2000

     Revenues. Revenues decreased to $48.2 in 2001 from $51.0 million in 2000. The revenue decrease is due mainly to lower than expected revenue from our radiography and electrophysiology products. In 2001, our radiography and electrophysiology systems represented approximately 22% of our revenue. In 2001, we had no sales of OEM equipment, completing our planned phase-out of OEM sales.

     Gross Profit. Gross profit as a percentage of total revenues increased from 50.2% in 2000 to 50.7% in 2001. This increase is due to the favorable effects of reducing fixed overhead and manufacturing costs, as well as a shift in product mix to mammography systems which provide higher gross margins than our cardiovascular and general radiography products.

     Research and Development Expenses. Research and development expenses decreased to $3.5 million, or 7.2% of total revenues, in 2001, as compared to $3.7 million, or 7.3% of total revenues, in 2000. The decrease is primarily attributable to the winding down of research and development expenses related to SenoScan(R).

     Selling, Marketing and Service Expenses. Selling, marketing and service expenses decreased to $12.4 million in 2001 as compared to $14.1 million in 2000. As a percentage of total revenues, selling, marketing and service expenses decreased to 25.7% in 2001 from 27.7% in 2000. The decrease in selling, marketing, and service expenses is due primarily to the restructuring of our sales and service organizations.

     General and Administrative Expenses. General and administrative expenses decreased $0.2 million to $5.0 million in 2001 from $5.2 million in 2000, but increased as a percentage of total revenues, to 10.3% of total revenues in 2001 as compared to 10.2% of total revenue in 2000. The decrease in general and administrative expenses is due to lower legal expenses in 2001 as compared to 2000.

     Interest Expense. Interest expense decreased to $0.1 million in 2001 from $0.5 million in 2000. The decrease in interest expense is primarily due to a decrease in borrowings under our credit facility and a more favorable interest rate. Borrowings under our credit facility are used to fund increases in working capital on an as-needed basis. See "Liquidity and Capital Resources."

     Net Income. Net income increased of $3.3 million in 2001 from $2.1 million in 2000. The increase is primarily attributable to an increase in sales of higher margin products such as our mammography system a more efficient manufacturing process and a decrease in fixed overhead costs.

     Earnings Per Share. Diluted earnings per share increased from $0.27 in 2000 to $0.34 in 2001. The increase in net income available for common stockholders was partially offset by an increase of 1.7 million weighted average shares outstanding between years.

2000 Compared to 1999

     Revenues. Revenues decreased from $66.1 million in 1999 to $51.0 million in 2000. The revenue decrease is due mainly to the planned decrease in OEM sales of $11.5 million, partially offset by a $3.4 million increase in Digital Radiography sales. The decline in OEM shipments is due to our decision to de-emphasize low margin OEM business.

     Gross Profit. Gross profit as a percentage of total revenues increased from 43.9% in 1999 to 50.2% in 2000. This increase is due to the favorable effects of reducing fixed overhead and manufacturing costs, as well as a shift away from lower margin OEM product sales.

     Research and Development Expenses. Research and development expenses were $3.7 million or 7.3% of total revenues, in 2000, as compared to $5.9 million or 8.9% of total revenues, in 1999. The decrease in research and development expenses is primarily attributable to the winding down of R & D expenses as SenoScan(TM) nears transfer to production following PMA approval from FDA.

     Selling, Marketing and Service Expenses. Selling, marketing and service expenses decreased to $14.1 million in 2000 as compared to $15.8 million in 1999. As a percentage of total revenues, selling, marketing and service expenses increased to 27.7% in 2000 from 23.9% in 1999. The decrease in selling, marketing, and service expenses is due primarily to the restructuring of the sales and service organizations.

     General and Administrative Expenses. General and administrative expenses decreased to $5.2 million in 2000 from $5.9 million in 1999. General and administrative expenses increased to 10.2% of total revenues in 2000 as compared to 10.1% in 1999. The decrease in general and administrative expenses is due to lower legal expenses in 2000 as compared to 1999, partially offset by higher administrative expenses. The decrease in legal expenses is primarily due to reduced costs associated with our patent infringement lawsuit against Lorad
(Trex), which is expected to commence during 2001. See Item 3, Legal
Proceedings.

     Interest Expense. Interest expense decreased to $0.5 million in 2000 from $0.8 million in 1999. The decrease in interest expense is primarily due to a decrease in borrowings under our credit facility and a more favorable borrowing arrangement from Wells Fargo during the 2nd quarter. These borrowings are used to fund increases in working capital on an as needed basis. See "Liquidity and Capital Resources."

     Net Income. Net income as reported increased from a loss of $0.3 million in 1999 to net income of $2.1 million in 2000. The increase is primarily attributable to an increase in higher margin sales, a more efficient manufacturing process and a decrease in fixed overhead costs.

     Earnings Per Share. Diluted earnings per share increased from a loss of $0.05 in 1999 to earnings of $0.27 in 2000. The increase in net income available for common stockholders was partially offset by an increase in weighted average shares outstanding and the inclusion of partially dilutive securities in 2000.

Income Taxes

     Our effective tax rate was 0% in both 2001 and 2000. The 2001 rate reflects a decrease of $1.3 million and the 2000 rate reflects a $0.5 million decrease in the valuation allowance against deferred tax assets. The changes in the allowance are due mainly to the utilization of net operating losses, which have previously been fully reserved. At December 31, 2001, we had valuation allowances of approximately $8.5 million. The reliability of net deferred tax assets is dependent on our ability to generate future taxable income, and our estimate of realizable deferred tax assets may change in the near future given the Company's return to profitability.

Liquidity and Capital Resources

     During 2001, we generated $86,000 of cash flow from operations, $1.5 million in financing activities and utilized $0.8 million in investing activities, resulting in a $0.4 million increase in cash. The cash flow generated from operations was primarily due to profitable operations. Working capital increased due primarily to an increase in receivables from the sales of SenoScan in late 2001. Cash utilized in investing activities increased to $0.8 million in 2001, due mainly to additions of fixed assets and license fees.

     During 2000, we generated $1.6 million of cash flow from operations and used $2.1 million in financing activities resulting in a $0.2 million decrease in cash. The cash flow generated from operations was primarily due to a return to profitability. Working capital increased due primarily to an increase in inventories. The prior year's level of inventory was lower than what would normally be a sustainable level and we also had a build up in inventory in 2000 associated with the new SenoScan product line. The increase in working capital was partially offset by the decrease in accounts receivable. Cash utilized in investing activities decreased from $0.7 in 1999 to zero in 2000, due mainly to a decrease in capital expenditures. Cash utilized in financing activities during 2000 primarily reflected $5.8 million in repayments of the line of credit, offset partially with proceeds from the sale of 1,000,000 shares of common stock.

     During 1999, we generated $1.1 million of cash flow from operations and utilized $0.7 million in cash investing activities and $0.2 million in financing activities, resulting in a $0.1 million increase in cash. The cash flow generated from operations was primarily due to a decrease in working capital. The decrease in working capital consisted primarily of a $5.7 million decrease in inventories. The favorable effects on cash from changes in working capital were partially offset by a $1.4 million decrease in accounts payable, a $1.3 million decrease in customer deposits and $1.0 million of payments for restructuring costs. Cash utilized in investing activities decreased from $1.4 million in 1998 to $0.7 million in 1999, due in part to a decrease in capital expenditures. Cash utilized in financing activities during 1999 primarily reflected $0.3 million in repayments of long-term debt.

     On December 31, 2001, we had $1.2 million in cash and cash equivalents and working capital of $28.4 million. We have an $8.0 million line of credit, subject to borrowing base restrictions, of which $8.0 million was unused and available. Management believes cash generated from operations, and currently available liquidity resources will be sufficient to fund operations for the next twelve months and beyond twelve months. We may also seek additional capital from additional equity or debt financing.

     We have no present plans for capital expenditures in 2002 materially different from recent years.

Critical Accounting Policies and Estimates

     The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, long-lived assets, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

     The Company recognizes revenue from the sales of systems and parts at the time the product is shipped. The Company recognizes revenue from services when they are performed, and from pre-paid service contracts and extended warranty contracts in the periods for which the contracts are in effect. The Company bills for service contracts and extended warranties in advance, and records a liability for the amount of the deferred revenue until such time as the contract expires. In its course of business, the Company ships replacement parts to customers, and records related revenue at the time of shipment. Certain replaced parts may be returned for partial credit, and the Company makes estimates to reduce current revenue to account for the future effect of those returns. Should such parts not be returned by customers, additional revenue may be recognized in future periods.

     The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

     The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Contractual Obligations

At December 31, 2001 the companies commitments under contractual obligations as follows:

                             Payments Due by Period
                                 (in thousands)

                                                                        Less
                                                                        than                                 After
   Contractual Obligations                                 Total       1 Year     1-3 Years     4-5 Years   5 Years
   -----------------------                                ------       ------     ---------     ---------   -------
   Borrowings............................................ $  883         $ --     $   --        $   --       $  883
   Capital Lease Obligations.............................     76           34         42            --           --
   Operating Leases......................................  8,135          850      1,594         1,586        4,105
                                                          ------         ----     ------        ------       ------
   Total Contractual Cash Obligations.................... $9,094         $884     $1,636        $1,586       $4,988
                                                          ======         ====     ======        ======       ======

Recent Developments

     Not Applicable.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact the financial position, results of our operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in United States interest rates and changes in foreign currency exchange rates as measured against the United States dollar. These exposures are directly related to our normal operating and funding activities. Historically and as of December 31, 2001, we have not used derivative instruments or engaged in hedging activities.

     Interest Rate Risk

     The interest payable on our line of credit is variable based on the prime rate and, is therefore, affected by changes in market interest rates. At December 31, 2001, there were no outstanding borrowings on the line of credit. On an as needed basis we draw down the line of credit and repay the balance when the temporary need for additional working capital is satisfied.

     Foreign Currency Risk

     Over the past several years, we have expanded our international sales and marketing efforts. Our exposure to foreign currency and other international business risks may increase as our international business grows. We attempt to minimize these risks by: (1) generally requiring payments in U.S. dollars; (2) using letters of credit; and (3) requiring advance deposits and through other means. Our international sales efforts may not be successful and we may not successfully minimize associated risks.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Please see pages F1 - F21 of this report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated by reference to the Proxy Statement for our annual meeting in 2002 to be filed on or prior to April 30, 2002.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the Proxy Statement for our annual meeting in 2002 to be filed on or prior to April 30, 2002.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to the Proxy Statement for our annual meeting in 2002 to be filed on or prior to April 30, 2002.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the Proxy Statement for our annual meeting in 2002 to be filed on or prior to April 30, 2002.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a)   Documents filed as part of this report:

     1.   Financial Statements.

          See pages F-2 through F-24 of this Form 10-K.

     2.   Financial Statement Schedules.

          No financial statement schedules are included because the information is either provided in the financial statements or is not required under the related instructions or is inapplicable.

     3.   Exhibits.

          The following are filed as part of this report:

  Exhibit
   Number                            Description of Exhibit
   ------                            ----------------------
   3.1        Certificate of Incorporation of the Company (1)
   3.2        Bylaws of the Company (1)
   4.1        Amended and Restated Rights Agreement, dated as of November 3,
              1994, between the Company and American Securities Transfer, Inc.
              which includes the Certificate of Designation for the Series C
              Junior Participating Preferred stock as Exhibit A and the form of
              Right Certificate as Exhibit B (6)
   4.2        Certificate of Designation for the Series D Convertible Preferred
              Stock (4)
  10.1        Agreement, dated October 5, 1990, between the Company and Dornier
              Medizintechnik GmbH (1)
  10.2        Nonemployee Director Stock Option Plan, as amended (5)
  10.3        Stock Option Plan (1)
  10.4        Retention Bonus Plan (3)
  10.5        Lease Agreement dated July 31, 1992 between the Company and JN
              Properties (2)
  10.6        Agreement dated October 10, 1997, between the Company and Ethicon
              Endo-Surgery, Inc. with Addendum dated  January 29, 1998 (5)
  10.7        Addendum, dated February 5, 2002, to Agreement dated
              October 10, 1997 between the Company and Ethicon Endo-Surgery,
              Inc. (7)
  21          List of Subsidiaries (7)
  23          Consent of Arthur Andersen LLP (7)
  99.1        Company letter regarding representation by Independent
              Auditors (7)
-------------------
(1) Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 33-41537, as filed with the Securities and Exchange Commission (the "Commission") on July 3, 1991.
(2) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1992, as filed with the Commission.
(3) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1994, as filed with the Commission on April 14, 1995.
(4) Incorporated by reference to the Company's Form 8-K, as filed with the Commission on July 3, 1995.

(5) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1997, as filed with the Commission on March 31, 1998.

(6) Incorporated by reference to the Company's Form 8-K/A, as filed with the Commission on November 9, 2001.

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

                                       FISCHER IMAGING CORPORATION

Date: April 1, 2002                    By: /s/  Louis E. Rivelli
                                           -------------------------------------
                                           Louis E. Rivelli
                                           Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

              Signature                           Title                        Date
              ---------                           -----                        ----

/s/ MORGAN W. NIELDS                  Chairman of the Board                  April 1, 2002
-----------------------------------
    Morgan W. Nields


/s/ LOUIS E. RIVELLI                  President, Chief Executive Officer     April 1, 2002
-----------------------------------
    Louis E. Rivelli



/s/ RODNEY B. JOHNSON                 VP Finance, Chief Financial            April 1, 2002
-----------------------------------   Officer, and Secretary
    Rodney B. Johnson


/s/ DAVID G. BRAGG, M.D.              Director                               April 1, 2002
-----------------------------------
    David G. Bragg, M.D.


/s/ GERALD D. KNUDSON                 Director                               April 1, 2002
-----------------------------------
    Gerald D. Knudson


/s/ KATHRYN A. PAUL                   Director                               April 1, 2002
-----------------------------------
    Kathryn A. Paul

                           FISCHER IMAGING CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                                      INDEX

                                                                           Page
                                                                           ----
Report of Independent Public Accountants ...................................F-2

Financial Statements:

     Consolidated Balance Sheets - December 31, 2001 and 2000 ..............F-3

     Consolidated Statements of Operations - For the Years Ended
        December 31, 2001, 2000 and 1999 ...................................F-4

     Consolidated Statements of Stockholders' Investment - For the
        Years Ended December 31, 2001, 2000 and 1999 .......................F-5

     Consolidated Statements of Cash Flows - For the Years Ended
        December 31, 2001, 2000 and 1999 ...................................F-6

     Notes to Consolidated Financial Statements ............................F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Fischer Imaging Corporation:

     We have audited the accompanying consolidated balance sheets of FISCHER IMAGING CORPORATION (a Delaware corporation) and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' investment and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are management's responsibility. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fischer Imaging Corporation and subsidiary as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

     /s/  Arthur Andersen LLP

Denver, Colorado,
     February 12, 2002.

                           FISCHER IMAGING CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands except share data)

                                                                                                 December 31,
                                                                                             --------------------
                                                                                               2001        2000
                                                                                             --------    --------
                                           ASSETS
                                           ------
CURRENT ASSETS
     Cash and cash equivalents ...........................................................   $  1,233    $    843
     Trade accounts receivable, net of allowance for doubtful accounts of approximately
       $1,278 And $1,236 at December 31, 2001 and 2000, respectively .....................     16,790      12,600
     Inventories, net ....................................................................     19,683      18,844
     Prepaid expenses and other current assets ...........................................        312         744
                                                                                             --------    --------
               Total current assets ......................................................     38,018      33,031
                                                                                             --------    --------
PROPERTY AND EQUIPMENT (at cost)
     Manufacturing equipment .............................................................      8,105       8,124
     Office equipment and leasehold improvements .........................................      6,356       6,021
                                                                                             --------    --------
                                                                                               14,461      14,145
     Less - Accumulated depreciation .....................................................     12,615      12,032
                                                                                             --------    --------
               Property and equipment, net ...............................................      1,846       2,113

INTANGIBLE ASSETS, net ...................................................................      1,589       1,841
DEFERRED COSTS AND OTHER ASSETS ..........................................................      1,352       1,491
                                                                                             --------    --------
               Total assets ..............................................................   $ 42,805    $ 38,476
                                                                                             ========    ========
                          LIABILITIES AND STOCKHOLDERS' INVESTMENT
                          ----------------------------------------

CURRENT LIABILITIES
     Current borrowings ..................................................................   $     34    $     39
     Trade accounts payable ..............................................................      3,589       3,463
     Accrued salaries and wages ..........................................................      1,816       1,781
     Customer deposits ...................................................................        115         715
     Accrued warranty and installation costs .............................................      1,201       1,206
     Deferred service revenue ............................................................        322         687
     Other current liabilities ...........................................................      2,504       1,768
                                                                                             --------    --------
             Total current liabilities ...................................................      9,581       9,659

NON-CURRENT -BORROWINGS ..................................................................        925         840
                                                                                             --------    --------
               Total liabilities .........................................................     10,506      10,499
                                                                                             --------    --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' INVESTMENT
     Common Stock $.01 par value, 25,000,000 shares authorized 9,176,646 and 8,587,315
       shares issued and outstanding at December 31, 2001 and 2000, respectively .........   $     91    $     86
     Preferred Stock, 5,000,000 shares authorized:
          Series C Junior Participating Preferred Stock, $.01 par value, 500,000 shares
             authorized, no  shares issued and outstanding ...............................       --          --
          Series D Convertible Preferred Stock, $.01 par value, 506,667 shares authorized,
             no shares issued and outstanding ............................................       --          --
     Additional paid-in capital ..........................................................     48,798      47,377
     Accumulated deficit .................................................................    (16,389)    (19,670)
     Accumulated other comprehensive (loss) income .......................................       (201)        184
                                                                                             --------    --------
               Total stockholders' investment ............................................     32,299      27,977
                                                                                             --------    --------

               Total liabilities and stockholders' investment ............................   $ 42,805    $ 38,476
                                                                                             ========    ========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                           FISCHER IMAGING CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands except per share data)

                                                              December 31,
                                                   --------------------------------
                                                     2001        2000        1999
                                                   --------    --------    --------
REVENUES
     Products and services .....................   $ 48,233    $ 51,016    $ 59,871
     Sale of manufacturing license .............       --          --         6,200
                                                   --------    --------    --------
               Total revenues ..................     48,233      51,016      66,071

COST OF SALES
     Products and services .....................     23,777      25,422      36,697
     Sale of manufacturing license .............       --          --           400
                                                   --------    --------    --------
               Total cost of sales .............     23,777      25,422      37,097
                                                   --------    --------    --------
               Gross profit ....................     24,456      25,594      28,974
                                                   --------    --------    --------

OPERATING EXPENSES
     Research and development ..................      3,485       3,708       5,850
     Selling, marketing and service ............     12,388      14,146      15,783
     General and administrative ................      4,984       5,205       5,945
     Restructuring provision ...................       --          --           750
                                                   --------    --------    --------
               Total operating expenses ........     20,857      23,059      28,328
                                                   --------    --------    --------

EARNINGS FROM OPERATIONS .......................      3,599       2,535         646

NON-OPERATING INCOME (EXPENSE)
      Interest expense .........................       (138)       (475)       (753)
      Interest income ..........................         77          65          91
      Other (expense) income, net ..............       (257)          7        (327)
                                                   --------    --------    --------
                                                       (318)       (403)       (989)

EARNINGS (LOSS) BEFORE INCOME TAXES ............      3,281       2,132        (343)
     Provision for income taxes ................       --          --          --
                                                   --------    --------    --------
NET INCOME (LOSS) ..............................   $  3,281    $  2,132    $   (343)
                                                   ========    ========    ========
INCOME (LOSS) PER SHARE
     Basic .....................................   $   0.37    $   0.28    $   (.05)
                                                   ========    ========    ========
     Diluted ...................................   $   0.34    $   0.27    $   (.05)
                                                   ========    ========    ========
SHARES USED TO CALCULATE INCOME (LOSS) PER SHARE
     Basic .....................................      8,754       7,541       7,029
                                                   ========    ========    ========
     Diluted ...................................      9,519       7,822       7,029
                                                   ========    ========    ========

                 The accompanying notes are an integral part of
                         these consolidated statements.

                           FISCHER IMAGING CORPORATION

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
                    (Amounts in thousands except share data)

                                                                                                    Accumu-
                                                       Series C                                      lated
                                                        Junior    Series D                           Other
                                                       Partici-   Conver-                           Compre-   Compre-
                                        Common Stock    pating     tible     Additional   Accumu-   hensive   hensive
                                      ---------------- Preferred  Preferred    Paid-in     lated     Income    Income
                                       Shares   Amount   Stock      Stock      Capital    Deficit    (Loss)    (Loss)     Total
                                      --------- ------ ---------  ---------  ----------  ---------  --------  --------  --------
BALANCES, December 31, 1998........   6,980,150  $70      $ --       $13       $49,366   $(21,459)    $ 440              $28,430
Shares purchased under Employee
     Stock Purchase Plan...........      48,705   --        --        --            90        --        --                    90
Series D shares surrendered in
     Exchange for license..........       --      --        --        (8)       (6,192)       --        --                (6,200)
Cumulative translation adjustment..       --      --        --        --           --         --       (261)   $ (261)      (261)
Net loss...........................       --      --        --        --           --        (343)      --       (343)      (343)
                                                                                                               ------
Comprehensive loss.................       --      --        --        --           --         --        --       (604)      --
                                     ----------  ---      ----       ---       -------   --------     -----    ======    -------
BALANCES, December 31, 1999........   7,028,855   70        --         5        43,264    (21,802)      179               21,716
Shares purchased under Employee
     Stock Purchase Plan...........      29,387    1        --        --            49        --        --                    50
Warrants and options                      --      --        --        --            21        --        --                    21
Series D shares converted to common
     Stock.........................     506,667    5        --        (5)         --          --        --                  --
Exercise of stock options..........      22,406   --        --        --            53        --        --                    53
Issuance of new shares.............   1,000,000   10        --        --         3,990        --        --                 4,000
Cumulative translation adjustment         --      --        --        --           --         --          5    $    5          5
Net income.........................       --      --        --        --           --       2,132       --      2,132      2,132
                                                                                                               ------
Comprehensive income...............       --      --        --        --           --         --        --      2,137       --
                                     ----------  ---      ----       ---       -------   --------     -----    ======    -------
BALANCES, December 31, 2000........   8,587,315   86        --        --        47,377    (19,670)      184               27,977
Shares purchased under Employee
     Stock Purchase Plan...........     120,561    1        --        --           225        --        --                   226
Exercise of stock options..........     468,770    4        --        --         1,196        --        --                 1,200
Cumulative translation adjustment..       --      --        --        --           --         --       (385)   $ (385)      (385)
Net income.........................       --      --        --        --           --       3,281       --      3,281      3,281
                                                                                                               ------
Comprehensive income...............       --      --        --        --           --         --        --     $2,896       --
                                     ----------  ---      ----       ---       -------   --------     -----    ======    -------
BALANCES, December 31, 2001........   9,176,646  $91      $ --       $--       $48,798   $(16,389)    $(201)             $32,299
                                     ==========  ===      ====       ===       =======   ========     =====              =======

                 The accompanying notes are an integral part of
                         these consolidated statements.

                           FISCHER IMAGING CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                                     For the Years Ended
                                                                                         December 31,
                                                                                -----------------------------
                                                                                  2001       2000       1999
                                                                                -------    -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss) ......................................................   $ 3,281    $ 2,132    $  (343)
     Adjustments to reconcile net loss to net cash  provided by operating activities-
               Sale of license ..............................................      --         --       (6,200)
               Restructuring provision ......................................      --         --          750
               Restructuring costs ..........................................      --         --       (1,015)
               Depreciation .................................................       717      1,481      2,122
               Amortization of intangible assets ............................       602        558        558
               Write-off of investment ......................................      --         --          100
               Provision for doubtful accounts ..............................       887      1,746        963
               Provision for excess and obsolete inventories ................       595        409      1,100
               Loss on sales and retirements of assets ......................        17        285         71
               Foreign exchange gains .......................................      --         (297)       (98)
               Change in current assets and liabilities
                         Trade accounts receivable ..........................    (5,077)     1,551       (313)
                         Inventories ........................................    (1,434)    (4,189)     5,709
                         Prepaid expenses and other current assets ..........       432        168        186
                         Accounts payable and accrued liabilities ...........       156       (685)    (1,418)
                         Customer deposits ..................................      (600)      (574)    (1,310)
                         Deferred service revenue ...........................      (365)      (469)        24
                         Other ..............................................       736       (811)       241
               Other ........................................................       139        316         22
                                                                                -------    -------    -------
                         Net cash provided by operating results .............        86      1,621      1,149
                                                                                -------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
               Capital expenditures .........................................      (429)      (156)      (658)
               Other ........................................................      (350)       151       --
                                                                                -------    -------    -------
                         Net cash used in investing activities ..............      (779)        (5)      (658)
                                                                                -------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
               Proceeds from sale of common stock, net ......................     1,426      4,124         90
               Net (repayments) borrowing under line of credit agreement ....      --       (5,803)        51
               Repayments of long-term debt .................................      --         (452)      (342)
               Borrowings ...................................................        42       --         --
                                                                                -------    -------    -------
                         Net cash provided by (used in) financing activities      1,468     (2,131)      (201)
                                                                                -------    -------    -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH .....................................      (385)       302       (163)
                                                                                -------    -------    -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ........................       390       (213)       127
CASH AND CASH EQUIVALENTS, beginning of period ..............................       843      1,056        929
                                                                                -------    -------    -------
CASH AND CASH EQUIVALENTS, end of period ....................................   $ 1,233    $   843    $ 1,056
                                                                                =======    =======    =======
SUPPLEMENTAL CASH FLOW DISCLOSURES
               Cash interest payments .......................................   $   138    $   502    $   649
               Cash income tax payments (refunds), net ......................        29         22         43
               Non-cash capital expenditures (capital lease financing) ......        38       --         --


                 The accompanying notes are an integral part of
                         these consolidated statements.

                           FISCHER IMAGING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           For the Three Years Ended December 31, 2001, 2000 and 1999
                             (Dollars in thousands)


(1)  BUSINESS ORGANIZATION

     Fischer Imaging Corporation ("Fischer" or "the Company"), a Delaware Corporation, and its wholly owned foreign marketing subsidiary ("Fischer Imaging International GmbH") designs, manufactures, and markets specialty and general purpose x-ray imaging systems for the diagnosis and treatment of disease. Fischer's principal product lines are directed toward medical specialties in which minimally invasive techniques are replacing open surgical procedures. The Company's existing products are principally marketed to the healthcare industry.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

     The consolidated financial statements include Fischer and its wholly owned subsidiary. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

     Financial Instruments

     The fair market value of accounts receivable, accounts payable, debt, and other financial instruments approximates their carrying values in the accompanying consolidated balance sheets. The fair value of debt was determined based upon current interest rates available to Fischer.

     Inventories

     Inventories, which include costs of materials, direct labor, and manufacturing overhead, are priced at the lower of cost (using primarily the last-in, first-out, or LIFO method of valuation) or market. There is not a material difference between inventories at first-in, first-out, or FIFO or LIFO. Write-downs for excess and obsolete inventories are charged to expense in the period when conditions giving rise to the write-downs are first recognized.

     Inventories consist of the following components (in thousands):

                                                        2001         2000
                                                      --------     --------
     FIFO cost -
          Raw materials, net......................... $  8,323     $  9,168
          Work in process and finished goods.........   11,360        9,676
                                                      --------     --------
          Inventories, net........................... $ 19,683     $ 18,844
                                                      ========     ========

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

     Long-Lived Assets

     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, Fischer estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the asset is written down to its estimated fair value.

     Intangible Assets

     Intangible assets resulting from acquisitions are stated at cost, net of accumulated amortization, and are being amortized using the straight-line method over their estimated useful lives. The estimated lives for these assets range from 10 to 15 years.

     Software Development Costs

     Certain costs to enhance existing application software products or to develop new software products have been capitalized. These costs are amortized on a straight-line basis over an estimated useful life of three years.

     The following software development costs were reflected in the consolidated balance sheets as a component of deferred costs and other assets:

                                                         2001       2000
                                                       -------    -------
     Cost............................................. $ 4,062    $ 4,011
     Less - Accumulated amortization..................  (3,896)    (3,733)
                                                       -------    -------
               Software development costs, net........ $   166    $   278
                                                       =======    =======

     Software amortization expense was $161, $383, and $351 in 2001, 2000 and 1999, respectively.

     Other Current Liabilities

     Other current liabilities consist of the following:

                                                          2001        2000
                                                        -------     -------
     Accrued sales, property, and other state
        and local taxes................................ $   914     $   587
     Other.............................................   1,590       1,181
                                                        -------     -------
               Total other current liabilities......... $ 2,504     $ 1,768
                                                        =======     =======

                           FISCHER IMAGING CORPORATION

     Foreign Operations

     The functional currency for Fischer's foreign operations is the applicable local currency. Assets and liabilities of foreign subsidiaries are translated at the respective year-end exchange rates, while the statements of operations are translated at average exchange rates during the year. Exchange rate fluctuations on translating foreign currency into U.S. dollars result in unrealized gains or losses referred to as translation adjustments, which are recorded as a separate component of stockholders' investment. Transactions denominated in other than a foreign operation's functional currency can also result in exchange gains or losses being reflected in the results of operations. Foreign currency gains or losses are included in the consolidated statements of operations as a component of other income (expense).

     During 2001, the cumulative translation adjustment of approximately $22 related to the Company's European subsidiary was charged to operations. During 2000, the cumulative translation adjustment of approximately $469 related to the Company's Australian subsidiary was charged to operations upon liquidation of the subsidiary.

     Revenue Recognition

     The Company recognizes revenue from the sales of systems and parts at the time the product is shipped. The Company recognizes revenue from services when they are performed, and from pre-paid service contracts and extended warranty contracts in the periods for which the contracts are in effect. The Company bills for service contracts and extended warranties in advance, and records a liability for the amount of the deferred revenue until such time as the contract expires. In its course of business, the Company ships replacement parts to customers, and records related revenue at the time of shipment. Certain replaced parts may be returned for partial credit, and the Company makes estimates to reduce current revenue to account for the future effect of those returns. Should such parts not be returned by customers, addition revenue may be recognized in future periods.

     Advertising Costs

     The Company expenses advertising costs as incurred, except for the costs of advertising literature, which is capitalized and amortized over the expected period of future benefit. Advertising costs of $184, $62 and $76 were expensed in 2001, 2001 and 1999 respectively. As of December 31, 2001 and December 31, 2000 the Company had no capitalized advertising literature costs.

     Net Earnings or Loss Per Share

     Basic earnings or loss per share is computed by dividing the net earnings or loss by the weighted average number of shares of common stock outstanding at the reporting date. Diluted earnings or loss per share is determined by dividing the net earnings or loss by the sum of the weighted average number of common shares outstanding, and if not anti-dilutive, the effect of outstanding stock options determined utilizing the treasury stock method. Potentially dilutive securities consist of the following:

                                                  2001        2000        1999
                                                 -----       -----       -----
     Weighted average common shares............. 8,754       7,541       7,029
     Stock options..............................   765         281         --
                                                 -----       -----       -----
          Total................................. 9,519       7,822       7,029
                                                 =====       =====       =====

     Common stock equivalents excluded from diluted earnings per share because their effect is anti-dilutive are as follows (in thousands):

                                                  2001         2000       1999
                                                  ----        -----      -----
     Shares of convertible preferred stock........  --           --        507
     Effect of stock options...................... 798        1,411      1,139

                           FISCHER IMAGING CORPORATION

     Recently Issued Accounting Pronouncements

Statement of Financial Accounting Standards No. 133 and No. 137.
In June 1998, the Financial Accounting Standards Board, ("FASB"), issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - An amendment of FASB Statement No. 133." SFAS No. 137 delays the effective date of SFAS No. 133 to financial quarters and financial years beginning after June 15, 2000. The Company does not typically enter into arrangements that would fall under the scope of Statement No. 133 and thus, the adoption of Statement No. 133 did not significantly affect the Company's financial condition or results of operations.

Statement of Financial Accounting Standards No. 141 and No. 142.
In July 2001 the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," which replaced Accounting Principle Board ("APB") Opinion No. 16, "Business Combinations," and APB Opinion No. 17, "Intangible Assets," respectively. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that amortization of goodwill and certain intangibles with an indefinite life cease upon its adoption. The Company will be required to adopt SFAS No. 142 on January 1, 2002. After December 31, 2001, goodwill can only be written down upon its impairment. The Company expects the adoption of SFAS No. 141 and No. 142 will not have a material effect on the Company's financial condition and results of operations.

Statement of Financial Accounting Standards No. 143.
In July 2001 the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement requires companies to recognize the fair value of an asset retirement liability by capitalizing that cost as part of the cost of the related long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Adoption of this statement is not expected to have a significant impact on the Company's financial statements.

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

     Stock-Based Compensation Plans

     The Company accounts for its stock-based compensation plans using the intrinsic value method under which no compensation is recognized for grants which equal or exceed the fair value of the underlying stock on the measurement date.

                           FISCHER IMAGING CORPORATION

(3)  INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                              Estimated
                                                Lives         2001        2000
                                              ---------     -------     -------
          Goodwill...........................  14 years     $ 2,785     $ 2,785
          Non-competition agreement..........  10 years       3,569       3,569
          License............................   8 years         350         --
                                                            -------     -------
                                                              6,704       6,354
          Less - Accumulated amortization....                (5,115)     (4,513)
                                                            -------     -------
                 Intangible assets, net......               $ 1,589     $ 1,841
                                                            =======     =======

(4)  INCOME TAXES

     The provision for income taxes includes the following (in thousands):

                                                    2001        2000      1999
                                                  --------     -----    -------
     Current
          Federal................................. $   --      $ --     $   --
          State...................................     --        --         --
                                                   -------     -----    -------
                    Total current provision.......     --        --         --
                                                   -------     -----    -------
     Deferred
          Federal.................................   1,150       459     (1,350)
          State...................................     114        45       (131)
          Valuation Allowance.....................  (1,264)     (504)     1,481
                                                   -------     -----    -------
                    Total deferred provision......     --        --         --
                                                   -------     -----    -------
                              Total provision..... $   --      $ --     $   --
                                                   =======     =====    =======


     During 2001, the company utilized approximately $2.9 million of its net operating loss carryforward to offset taxable income in that year. A valuation allowance was previously provided against these loss carryforwards.

     The statutory federal income tax rate was 35% for the years ended December 31, 2001, 2000, and 1999. Reasons for the difference between income tax expense reported in the statements of operations and the amount computed by applying the statutory federal income tax rate to earnings before income taxes are as follows:

                                                  2001       2000       1999
                                                 ------     ------    --------
     Statutory tax rate........................   35.0%      35.0%     (35.0)%
     Increase (decrease) due to:
               State income taxes..............    3.5        3.3      (25.2)
               Foreign activity................   (1.4)     (37.5)    (301.6)
               Nondeductible expenses..........    2.6        3.1       19.2
               Valuation allowance.............  (38.5)     (23.6)     431.8
               Tax credits.....................   --         19.6      (81.0)
               Other...........................   (1.2)       0.1       (8.2)
                                                 ------     ------    --------
     Effective tax rate........................   --  %      --  %      --   %
                                                 ======     ======    ========

                           FISCHER IMAGING CORPORATION

     The domestic versus foreign component of our income (loss) before income taxes is as follows (in thousands):

                                      2001            2000         1999
                                    -------        -------        ------
          Domestic................. $ 3,151        $ 2,459        $ (516)
          Foreign..................     130           (327)          173
                                    -------        -------        ------
               Total............... $ 3,281        $ 2,132        $ (343)
                                    =======        =======        ======

     Components of net deferred tax assets (liabilities) as of December 31, 2001 and 2000 are as follows (in thousands):

                                                        2001       2000
                                                      -------    -------
          Current -
                    Warranty reserves .............   $   385    $   304
                    Bad debt reserves .............       486        470
                    Accrued vacation ..............        52         99
                    Other accrued liabilities .....       310        378
                    Inventory reserves ............     1,354      1,389
                    Less - Valuation allowance ....    (2,587)    (2,640)
                                                      -------    -------
          Net current deferred tax asset ..........   $  --      $  --
                                                      =======    =======
          Noncurrent -
                    Software capitalization .......   $   (63)   $  (105)
                    Tax credits ...................       686        686
                    Deferred service revenue ......      --          122
                    Depreciation ..................       255        322
                    Net operating loss carryforward     4,866      6,021
                    Other .........................       154         63
                    Less - Valuation allowance ....    (5,898)    (7,109)
                                                      -------    -------
          Net noncurrent deferred tax asset .......   $  --      $  --
                                                      =======    =======


     For income tax reporting purposes, Fischer has approximately $12.8 million of net operating loss carryforwards that expire at various dates through 2020. The Company also has available research and development tax credits of approximately $602, expiring at various dates through 2020, and alternative minimum tax credits of $84. Realization is dependent on generating sufficient taxable income prior to the expiration dates of the respective tax credits.

     The Company has provided a full valuation against its deferred tax assets because of consecutive loss years. Given the Company's return to profitable operations, management's view of the need for a valuation allowance may change in the near future.

                           FISCHER IMAGING CORPORATION

(5)  BORROWINGS

     Borrowings as of December 31, 2001, and 2000, consist of the following:

                                                                                  2001        2000
                                                                                  ----        ----
     Revolving line of credit...................................................  $ --        $ --
     Capitalized lease obligations; interest rates ranging from 14% to 19%;
          monthly principal and interest payments due in varying amounts
          through April 2004; secured by leased equipment.......................    76          71
     Other......................................................................   883         808
                                                                                  ----        ----
                                                                                   959         879
     Less - Current maturities..................................................   (34)        (39)
                                                                                  ----        ----
     Non-current borrowings.....................................................  $925        $840
                                                                                  ====        ====

     Revolving Credit Agreement

     The Company has available up to $8.0 million of credit, subject to further restrictions based on eligible receivables and inventory. The maximum amount which could have been drawn under these borrowing base restrictions was approximately $8.0 million as of December 31, 2001. This agreement expires in July 2003 and is secured by all tangible assets. Borrowing under the agreement bears interest at the bank's prime rate. The bank's prime rate was 4.75% at December 31, 2001.

     Future maturities are as follows:

                Years ending December 31,
                          2002..................................... $ 34
                          2003.....................................   34
                          2004.....................................    8
                          2005.....................................   --
                          Thereafter...............................  883
                                                                    ----
                          Total.................................... $959
                                                                    ====

(6)  RESTRUCTURING PROVISION

     During 1997, Fischer closed its Addison, Illinois manufacturing facility requiring a $2.9 million restructuring provision for remaining lease obligations, estimated facility closure costs, severance and certain other non-recurring costs associated with this decision. In January 1999, Fischer fulfilled its remaining obligations under the lease commitments by agreeing to a $1.0 million lease buyout, completing the Addison closure.

                           FISCHER IMAGING CORPORATION

(7)  STOCKHOLDERS' INVESTMENT

     The Company is authorized to issue 5,000,000 shares of $.01 par value preferred stock, which may be issued in one or more series and with such powers, preferences and rights as the Company's Board of Directors may determine. In June 1995, Fischer issued 1,333,333 shares of Series D Convertible Preferred Stock to GE Medical Systems, or GEMS, for $10,000. The Series D Preferred Stock was non-voting and not redeemable, had no stated dividend, a $7.50 per share preference upon liquidation and was convertible into common stock on a one-for-one basis (subject to customary anti-dilution protection) at the option of the holder. The terms of the investment restricted GEMS to 25% ownership of Fischer and, under certain change of control conditions, permitted GEMS to exchange its Series D Preferred Stock for rights to independently manufacture Tilt-C systems.

     On March 29, 1999, Fischer announced an agreement with GEMS, under which 826,666 or 62% of the 1,333,333 shares of Series D Convertible Preferred Stock owned by GEMS were exchanged for a non-exclusive right to manufacture the Tilt-C system. The sale of the manufacturing rights to the Tilt-C system was recorded at fair value, estimated to be $6.2 million. On October 5, 2000, GEMS converted its remaining 506,667 shares of Series D Preferred Stock into common stock.

     Retention  Bonus Plan

     In December 1995, the Board of Directors adopted a Retention Bonus Plan (the "Plan"). Under the Plan, Fischer will vest all options to purchase shares of its common stock and will make payments to executive officers and other key employees (the "Participants") in the event of a change of control. A "change of control" under the Plan is defined to include acquisition of 35% or more of the Company's outstanding common stock, certain changes in the composition of the Board of Directors, a consolidation or merger in which Fischer is not the surviving corporation, the sale or other transfer of 50% or more of the assets or earnings power, the adoption of a plan of liquidation or dissolution, or certain other similar events. Payments made to a Participant under the Plan will not exceed an amount equal to his or her annual base salary in effect immediately prior to the change of control. Current Participants, including all executive officers, were selected by the Board of Directors, who may select additional Participants in the future.

     Anti-Takeover Contingencies

     In November 1994, the Board of Directors adopted a Stockholders Rights Plan, giving one right to purchase a share of Series C Junior Participating Preferred Stock for each outstanding share of common stock. These rights generally become exercisable when anyone other than certain exempt persons acquire more than a 15% beneficial interest in the Company. The existence of these rights might discourage an attempt to acquire the Company or make such an attempt more difficult. The Rights Plan was amended in 2001 to revise the definition of an "exempt person," among other things.

(8)  STOCK-BASED COMPENSATION PLANS

     1991 Stock Option Plan

     Fischer's 1991 Stock Option Plan (the "1991 Plan") adopted June 1991 and subsequently amended, authorizes the granting of incentive and nonqualified stock options to acquire up to 1,750,000 shares of common stock by employees and consultants. Exercise terms for the options granted are determined by the Board of Directors at the time of grant. Incentive stock options may be granted at an exercise price not less than fair market value on the date of grant with a maximum option term of 10 years. The 1991 Plan also permits the granting of stock appreciation rights, although none have been granted.

                           FISCHER IMAGING CORPORATION

     A summary of the status of the 1991 Plan follows:

                                                            2001             2000             1999
                                                          ---------        ---------        ---------
     Outstanding at January 1 .....................       1,508,025        1,060,650          768,925
     Granted ......................................         580,000          988,000          440,000
     Exercised ....................................        (408,770)         (21,406)            --
     Canceled .....................................        (263,750)        (519,219)        (148,275)
                                                          ---------        ---------        ---------
     Outstanding at December 31 ...................       1,415,505        1,508,025        1,060,650
                                                          =========        =========        =========

     Exercisable at December 31 ...................         409,933          358,837          394,296
                                                          =========        =========        =========
     Weighted average exercise prices:
               At beginning of period .............       $    3.15        $    4.02        $    5.56
               At end of period ...................            5.46             3.15             4.02
               Exercisable at end of period .......            3.76             3.91             5.62
               Options granted ....................            8.45             2.90             1.46
               Options exercised ..................            2.44             2.37            --
               Options canceled ...................            3.99             4.57             4.42
     Weighted average fair value of options granted
          During the period .......................       $    5.70        $    2.20        $    0.98


     Following is information about options outstanding and exercisable under the 1991 Plan as of December 31, 2001:

                           Range of exercise prices                             Shares         Price
      -------------------------------------------------------------------      --------        -----
      Weighted average exercise price for options outstanding:
                $ 1.00 - $ 3.05................................................ 458,688       $ 2.06
                $ 3.06 - $ 4.99................................................ 341,292         3.51
                $ 5.00 - $ 5.99................................................ 323,500         5.66
                $ 6.00 - $ 7.99................................................   7,000         7.08
                $ 8.00 - $11.00................................................  99,025        10.16
                $11.01 - $16.64................................................ 186,000        14.51
      Weighted average exercise price for options exercisable:
                $ 1.00 - $ 3.05................................................ 170,132       $ 1.93
                $ 3.06 - $ 4.99................................................ 122,776         3.68
                $ 5.00 - $ 5.99................................................  90,000         5.64
                $ 6.00 - $ 7.99................................................      --           --
                $ 8.00 - $11.00................................................  27,025         9.33
                $11.01 - $16.64................................................      --           --
      Weighted average remaining contractual life for options outstanding
           (in years):
                $ 1.00 - $ 3.05................................................ 458,688         8.38
                $ 3.06 - $ 4.99................................................ 341,292         8.12
                $ 5.00 - $ 5.99................................................ 323,500         5.52
                $ 6.00 - $ 7.99................................................   7,000         9.40
                $ 8.00 - $11.00................................................  99,025         7.27
                $11.01 - $16.64................................................ 186,000         9.78

                           FISCHER IMAGING CORPORATION

     The weighted average fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model and the following average assumptions:

                                            2001        2000        1999
                                            -----       -----       -----
     Dividend rate.........................    0%          0%          0%
     Expected volatility...................   83%         80%         79%
     Risk-free interest rate............... 4.31%       6.04%       5.53%
     Expected life (in years)..............  4.6         5.0        5.0


     Certain of the options granted under the 1991 Plan vest upon attainment of performance objectives as well as over time. Outstanding as of December 31, 2001 are 100,000 options granted in December 1995 that vest when the market price of the Company's stock has reached targeted price levels for a period of 45 consecutive trading days or 9 years and 11 months from the date of original grant, whichever is earlier. Other options granted under the 1991 Plan vest ratably over time, generally over a four year period.

     Nonemployee Director Stock Option Plan

     The Company's Nonemployee Director Stock Option Plan ( the "Director Plan"), adopted in 1993 and amended in June 1998, authorizes the granting of nonqualified options to acquire up to 300,000 shares of Common stock at a price not less than fair market value on the date of grant. The Director Plan allows for automatic annual grants upon each year of a director's service. The stock options issued under the Director Plan may be exercised at any time from date of grant, with a maximum option term of ten years.

     A summary of the status of the Director Plan follows:

                                                         2001            2000          1999
                                                      -----------    -----------    -----------
     Outstanding at January 1 .....................       158,000        125,000         89,000
     Granted ......................................        24,000         34,000         36,000
     Canceled .....................................          --             --             --
     Exercised ....................................       (60,000)        (1,000)          --
                                                      -----------    -----------    -----------

     Outstanding and exercisable at December 31 ...       122,000        158,000        125,000
                                                      ===========    ===========    ===========
     Weighted average exercise prices:
               Outstanding, at beginning of period    $      3.53    $      3.52    $      4.20
               Outstanding, at end of period ......          4.83           3.53           3.52
               Exercisable, at end of period ......          4.83           3.53           3.52
               Options granted ....................          3.41           3.11           1.83
               Options canceled ...................          --             --             --
               Options exercised ..................          3.39           2.00           --
     Weighted average fair value of options granted
         during period ............................   $      1.91    $      1.96    $      1.00

                           FISCHER IMAGING CORPORATION

     Following is information about options outstanding and exercisable under the Director Plan as of December 31, 2001:

                                                                                                     Life
                             Range of exercise prices                Shares          Price        (in years)
         -------------------------------------------------------     ------          ------       ----------
         Weighted average exercise price for options outstanding
         (all of which are exercisable):
                   $1.00  - $ 3.05.................................. 30,000          $ 2.16          7.41
                   $3.06  - $ 4.99.................................. 67,000            3.97          5.83
                   $5.00  - $ 5.99..................................     --              --            --
                   $6.00  - $ 7.99.................................. 11,000            6.50          2.15
                   $8.00  - $11.00..................................     --              --            --
                   $11.01 - $13.38.................................. 14,000           13.38          4.15

     The weighted average fair value of each option grant has been estimated as of the date of grant using the Black-Schools option-pricing model and the following assumptions:

                                               2001       2000      1999
                                               -----      -----     -----
    Dividend rate............................     0%         0%        0%
    Expected volatility......................    83%        80%       79%
    Risk-free interest rate..................  4.48%       6.5%     5.25%
    Expected life (in years).................   3.0        3.0       3.0

     Other

     Fischer issued 10,000 and 25,000 options to external consultants in 2000 and 1999, respectively, all of which were outstanding and 14,000 of which were exercisable at December 31, 2000. These option prices range from $2.81 to $6.50.

     Employee Stock Purchase Plan

     Under the Employee Stock Purchase Plan, or Employee Plan, adopted in December 1991 and as amended in June 1998, the Company is authorized to issue up to 400,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under terms of the Employee Plan, employees can have from 2% to 5% of their salary withheld to purchase common stock. The purchase price of the stock is 85% of the lower of its beginning-of-year or end-of-year market price. Under the Employee Plan, Fischer issued 45,086, 29,387, and 48,705 shares during the years ended December 31, 2001, 2000 and 1999, respectively, relating to employee withholdings from the preceding years. In 2001 the Company also distributed 75,475 shares for the current year.

     Stock-Based Compensation Plans

     Had compensation cost been recorded based upon fair value on the date of grant utilizing the assumptions detailed above, pro forma net income (loss) and net income (loss) per share would have been as follows for the years ended December 31:

                                                     2001      2000      1999
                                                    -------   -------   ------
    Net income (loss):
              As reported.......................... $ 3,281   $ 2,132   $ (343)
              Pro forma............................   2,765     1,692     (811)
    Net income (loss) per common share, diluted:
              As reported.......................... $  0.34    $ 0.27   $ (.05)
              Pro forma............................    0.29      0.22     (.12)

                           FISCHER IMAGING CORPORATION

(9)  BENEFIT PLANS

     401(k) Plan

     In 1985, Fischer established The Fischer Imaging Employee Capital Accumulation Plan, which is governed by Section 401(k) of the Internal Revenue Code. Employees with a minimum of six months of service are eligible to participate in the plan. The Company makes discretionary contributions that ratably vest over a four-year period. Fischer made $90,000 $110,000 and $160,000 of discretionary contributions for the years ended December 31, 2001, 2000, and 1999, respectively.

     Incentive Compensation Plan

     Fischer has an incentive compensation plan under which management employees, including executive officers, receive cash bonuses. The amounts of such bonuses are determined based upon sales growth, profitability, and employees' performances as compared to performance objectives established by the Board of Directors.

(10) RELATED PARTY TRANSACTIONS

     Fischer leases its manufacturing and administrative facility from JN Properties (a general partnership whose partners include the chairman of Fischer and another stockholder). The lease, which expires in July 2012, provides for adjustments of base rent in 2000, 2005, and 2010, based on the then fair market rental value of the premises. The increases are subject to a 7% maximum increase in each adjustment year. No adjustments were made to the base rent in 2001. The current annual rent is $744,000. All taxes, insurance, and maintenance expenses of the facility are the Company's responsibility.

     On December 1, 2001, Fischer entered into a consulting agreement with Gerald D. Knudson, one of the Company's directors. Pursuant to the consulting agreement, which expires December 31, 2002, Mr. Knudson will receive compensation of $15,000 per month from the Company in exchange for his consulting services. On November 1, 2001, Mr. Knudson was appointed Lead Director commencing December 1, 2001, and ending May 1, 2002. Mr. Knudson will receive compensation of $35,000 from the Company for his service as Lead Director.

     During 1999, Fischer extended a loan in the amount of $252,000 to the President and Chief Executive Officer pursuant to his employment agreement, in consideration for his agreement to relocate to Colorado immediately and due to the prices existing in the housing market in Colorado. At December 31, 2001 and 2000, $100,000 of the loan was outstanding and is to be repaid in full by August 2004. This note receivable is included in other current assets on the accompanying consolidated balance sheets as of December 31, 2001 and 2000.

     In the second quarter of 1995, Fischer issued 1,333,333 shares of Series D Preferred Stock to GEMS. On March 29, 1999, Fischer announced an agreement with GEMS under which 826,666 or 62% of the 1,333,333 shares of Series D Preferred Stock owned by GEMS were exchanged for a non-exclusive right to manufacture the Tilt-C system, leaving 506,667 shares outstanding. The remaining 506,667 shares of Series D Preferred Stock were converted into 506,667 shares of common stock in October 2000. GEMS was also a significant customer, providing revenues of approximately $13.4 million, or 20.3% of total revenues, in 1999. Sales to GEMS in 2000, and 2001 were not significant.

                           FISCHER IMAGING CORPORATION

(11) SEGMENT INFORMATION

     Operating and Geographic Segments

     The Company operates in a single industry segment: the design, manufacture, and marketing of x-ray imaging systems. During 1999, Fischer made a strategic move away from Original Equipment Manufacturer, or OEM relationships. The following is a summary of Fischer's operations by segment:

                                                       United States
                                          ---------------------------------------
                                             Proprietary
                                          -------------------                               Internal
                                          Domestic   Export     OEM      Total     Europe     Sales     Total
                                          --------- --------- --------- --------- --------- --------- ---------
2001:
Revenues:
          Product......................... $29,343    $5,296     $  --   $34,639    $  643     $(909)   $34,373
          Service.........................  12,762        --        --    12,762     1,098        --     13,860
                                           -------    ------     -----   -------    ------     -----    -------
                                            42,105     5,296        --    47,401     1,741      (909)    48,233
                                           -------    ------     -----   -------    ------     -----    -------
Cost of sales:
          Product.........................  19,341     3,060        --    22,401       443      (264)   22,580
          Service.........................   1,001         -        --     1,001       196        --     1,197
                                           -------     -----     -----   -------    ------     -----   -------
                                            20,342     3,060        --    23,402       639      (264)   23,777
                                           -------     -----     -----   -------    ------     -----   -------
Gross profit..............................                                23,999     1,102      (645)   24,456
Operating expenses........................                                20,571       931      (645)   20,857
                                                                         -------    ------     -----   -------
Income from operations....................                                 3,428       171        --     3,599
Other expense.............................                                  (277)      (41)       --      (318)
                                                                         -------    ------     -----   -------
Net income................................                               $ 3,151    $  130     $  --   $ 3,281
                                                                         =======    ======     =====   =======
Other information:
         Identifiable assets..............                               $40,752    $2,053             $42,805
                                                                         =======    ======             =======
         Capital expenditures.............                               $   805    $   12             $   779
                                                                         =======    ======             =======
         Depreciation.....................                               $   714    $    3             $   717
                                                                         =======    ======             =======
         Amortization.....................                               $   602    $   --             $   602
                                                                         =======    ======             =======

                           FISCHER IMAGING CORPORATION

                                                      United States
                                          --------------------------------------
                                             Proprietary                             International
                                          ------------------                      -------------------- Internal
                                          Domestic   Export     OEM       Total   Australia    Europe    Sales    Total
                                          --------  --------  --------  --------  ----------  ------- ---------  -------
2000:
Revenues:
          Product........................  $30,834    $8,324   $    --   $39,158     $   44    $  287 $(1,156)   $38,333
          Service........................   11,273        --        --    11,273        178     1,232      --     12,683
                                           -------    ------   -------   -------     ------    ------ -------    -------
                                            42,107     8,324        --    50,431        222     1,519  (1,156)    51,016
                                           -------    ------   -------   -------     ------    ------ -------    -------
Cost of sales:
          Product........................   16,788     4,526        --    21,314         41        --    (224)    21,131
          Service........................    1,432        --        --     1,432         83        89      --      1,604
                                           -------    ------   -------   -------     ------    ------      --    -------
          Allocated......................   18,220     4,526        --    22,746        124        89    (224)    22,735
                                           -------    ------   -------   -------     ------    ------ -------    -------
          Unallocated....................                                  2,687         --        --      --      2,687
                                                                         -------         --        --      --    -------
                                                                          25,433        124        89    (224)    25,422
                                                                         -------     ------    ------ -------    -------
Gross profit.............................                                 24,998         98     1,430    (932)    25,594

Operating expenses.......................                                 22,444        523     1,024    (932)    23,059
                                                                         -------     ------    ------ -------    -------
Income (loss) from operations............                                  2,554       (425)      406      --      2,535
Other (expense) income...................                                   (95)       (383)       75      --       (403)
                                                                         -------     ------    ------      --    -------
Net income (loss)........................                                $ 2,459     $ (808)   $  481 $    --    $ 2,132
                                                                         =======     ======    ====== =======    =======
Other information:
          Identifiable assets............                                $36,955     $   --    $1,521            $38,476
                                                                         =======     ======    ======            =======
          Capital expenditures...........                                $   156     $   --    $   --            $   156
                                                                         =======     ======    ======            =======
          Depreciation...................                                $ 1,449     $   32    $   --            $ 1,481
                                                                         =======     ======    ======            =======
          Amortization...................                                $   558     $   --    $   --            $   558
                                                                         =======     ======    ======            =======
1999:
Revenues:
          Product........................  $28,821    $9,475   $11,521   $49,817     $  129    $1,110 $(1,278)   $49,778
          Service........................    9,342        --        --     9,342        196       555      --     10,093
          Sale of manufacturing license..       --        --     6,200     6,200         --        --      --      6,200
                                           -------    ------   -------   -------     ------    ------ -------    -------
                                            38,163     9,475    17,721    65,359        325     1,665  (1,278)    66,071
                                           -------    ------   -------   -------     ------    ------ -------    -------
Cost of sales:
          Product........................   14,788     5,860     8,192    28,840         82       354    (438)    28,838
          Service........................    2,037        --        --     2,037         75        78    (161)     2,029
          Sale of manufacturing license..       --        --       400       400         --        --      --        400
                                           -------    ------   -------   -------     ------    ------ -------    -------
          Allocated......................   16,825     5,860     8,592    31,277        157       432    (599)    31,267
                                           -------    ------   -------   -------     ------    ------ -------    -------
          Unallocated....................                                  5,830         --        --      --      5,830
                                                                         -------     ------    ------ -------    -------
                                                                          37,107        157       432    (599)    37,097
                                                                         -------     ------    ------ -------    -------
Gross profit.............................                                 28,252        168     1,233    (679)    28,974

Operating expenses.......................                                 27,703        407       897    (679)    28,328
                                                                         -------     ------    ------ -------    -------
Income (loss)  from operations...........                                    549       (239)      336      --        646
Other (expense) income...................                                 (1,065)        57        19      --       (989)
                                                                         -------     ------    ------ -------    -------
Net (loss) income........................                                $  (516)    $ (182)   $  355 $    --    $  (343)
                                                                         =======     ======    ====== =======    =======
Other information:
          Identifiable assets............                                $39,206     $1,004    $  799            $41,009
                                                                         =======     ======    ======            =======
          Capital expenditures...........                                $   658     $   --    $   --            $   658
                                                                         =======     ======    ======            =======
          Depreciation...................                                $ 2,109     $   13    $   --            $ 2,122
                                                                         =======     ======    ======            =======
          Amortization...................                                $   558     $   --    $   --            $   558
                                                                         =======     ======    ======            =======

                           FISCHER IMAGING CORPORATION

     Internal sales from the Unites States to Europe are recorded on the basis of established transfer pricing.

     Significant Customers

     Fischer's revenues generally are concentrated among customers in the healthcare industry. The Company establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information. Accounts receivable are generally unsecured.

     During 2001, 2000 and 1999, the following customers represented greater than 5% of Fischer's revenues:

                                                      2001     2000     1999
                                                      -----    -----    -----
    Proprietary products:
             Ethicon-Endo Surgery.................... 10.3%    18.8%     7.3%
             Analogic................................  7.3      6.7     --
    OEM Products:
             GE Medical Systems (a related party).... --       --       20.3

(12) COMMITMENTS AND CONTINGENCIES

     Litigation

     Fischer is involved in miscellaneous litigation arising in the ordinary course of business. Management believes the resolution of these contingencies will not have a material adverse impact on the Company's operations or financial position.

                           FISCHER IMAGING CORPORATION

     Operating Leases

     Fischer leases buildings and equipment under various operating lease agreements that provide for the following minimum future lease payments:

             2002.......................................... $  850
             2003..........................................    801
             2004..........................................    793
             2005..........................................    793
             2006..........................................    793
             Thereafter....................................  4,105
                                                            ------
             Total......................................... $8,135
                                                            ======

     Total rent expense was approximately $851, $800 and $900 in 2001, 2000 and 1999, respectively.

     Regulatory Actions

     Fischer is subject to periodic inspections by the Food and Drug Administration ("FDA") whose primary purpose is to audit the Company's compliance with Good Manufacturing Practices, which include testing, quality control and documentation procedures.

     In October 1998, following a periodic inspection, the FDA issued a Form 483 regarding possible deficiencies in manufacturing, quality, and documentation practices. Fischer responded to the Form 483 and instituted corrective actions.

     Failure to satisfy FDA requirements can result in an inability to receive awards of federal government contracts, to receive new marketing or export clearance for products, or FDA enforcement actions including, among other things, product seizure, injunction, and/or criminal or civil proceedings being initiated without further notice. The receipt of a Form 483 in 1998 increases the possibility that one or more of these sanctions could be imposed in the future. In August 2001, following an inspection by the FDA, the Company was issued a 483 with two minor observations, which Fischer has since rectified.

     Fischer has completed discussions with the FDA regarding the FDA's order to recall a number of diagnostic mammography systems that Fischer distributed prior to a change in the Federal Mammography Standards. The Company's position, mirrored by the National Electrical Manufacturers Association, or NEMA, was that the FDA's position is inconsistent with prior performance standards published for mammography systems. The FDA has agreed to handle this deficiency as a minor violation and shall not go through a formal recall alert. The FDA has also agreed to NEMA's proposal that each individual manufacturer should initiate a corrective action plan. We are working on a corrective action plan and expect to be in a position to certify and / or upgrade most of the install base by October 28, 2002.

                           FISCHER IMAGING CORPORATION

     Although Fischer strives to operate within the requirements imposed by the FDA, there can be no assurance that the Company will be able to satisfy FDA compliance concerns in the future. Ongoing compliance reviews and/or related delays in product clearances could have a material adverse effect on future results of operations.

     The Company is also subject to other federal, state, local and international laws and regulations related to worker health and safety, environmental protection and export controls. Management believes Fischer is in compliance in all material respects with these other laws and regulations and that maintaining such compliance will not have a material financial impact on future capital expenditures or results of operations.

(14)  QUARTERLY DATA  (unaudited)

     Financial Data unaudited

                                               2001      Q4 2001    Q3 2001      Q2 2001       Q1 2001
                                             --------    --------   --------     --------      --------
       Revenues............................. $ 48,233    $ 11,288   $ 12,875     $ 12,824      $ 11,246
       Income from operations...............    3,599       1,342      1,034          825           398
       Net income...........................    3,281       1,282      1,041          751           207
       Basic income per share...............      .37         .14        .12          .09           .02
       Diluted income per share.............      .34         .13        .11          .08           .02

                                               2000      Q4 2000    Q3 2000      Q2 2000       Q1 2000
                                             --------    --------   --------     --------      --------
       Revenues............................. $ 51,016    $ 13,560   $ 11,767     $ 11,946      $ 13,743
       Income from operations...............    2,535         890        532          556           557
       Net income...........................    2,132         902        414          465           351
       Basic income per share...............      .28         .11        .06          .07           .05
       Diluted income per share.............      .27         .10        .05          .06           .05