Form 10-Q
period 2002-03-31
FISCHER IMAGING CORP
filed 2002-05-15
CIK 750901

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2002


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


Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

The number of shares of Registrant's Common Stock outstanding as of March 31, 2002 was 9,183,429.

                           FISCHER IMAGING CORPORATION

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                              Page
                                                                            ----
Item 1. Consolidated Financial Statements

        Consolidated Balance Sheets--
        March 31, 2002  (unaudited)
        and December 31, 2001                                                 3

        Consolidated Statements of Income (unaudited)--
        Three months ended March 31, 2002 and April 1, 2001                   4

        Consolidated Statements of Cash Flows (unaudited)--
        Three months ended March 31, 2002 and April 1, 2001                   5

        Notes to Consolidated Financial Statements (unaudited)                6


Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                            11

Item 3. Quantitative and Qualitative Disclosures About Market Risk           17


PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                    18

Item 2. Changes in Securities and Use of Proceeds                            18

Item 3. Defaults Upon Senior Securities                                      18

Item 4. Submission of Matters to a Vote of Security Holders                  18

Item 5. Other Information                                                    18

Item 6. Exhibits and Reports on Form 8-K                                     18


ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                           FISCHER IMAGING CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

                                                                         (UNAUDITED)
                                                                           MARCH 31,     DECEMBER 31,
                                                                            2002            2001
                                                                          ----------     ----------
                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                              $    520       $  1,233
    Trade accounts receivable, net of allowance for doubtful
       accounts of approximately $936 and $1,278 at March 31, 2002
       and December 31, 2001, respectively                                   18,732         16,790
    Inventories, net                                                         20,495         19,683
    Prepaid expenses and other current assets                                   266            312
                                                                           --------       --------
              Total current assets                                           40,013         38,018
                                                                           --------       --------
PROPERTY AND EQUIPMENT:
    Manufacturing equipment                                                   8,110          8,105
    Office equipment and leasehold improvements                               6,424          6,356
                                                                           --------       --------
                                                                             14,534         14,461
    Less: Accumulated depreciation and amortization                          12,767         12,615
                                                                           --------       --------
          Property and equipment, net                                         1,767          1,846
                                                                           --------       --------
INTANGIBLE ASSETS, net                                                        1,489          1,589
DEFERRED COSTS AND OTHER ASSETS                                               1,275          1,352
                                                                           --------       --------
              TOTAL ASSETS                                                 $ 44,544       $ 42,805
                                                                           ========       ========

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
    Notes payable and current maturities of long-term debt                 $    844       $     34
    Trade accounts payable                                                    4,261          3,589
    Accrued salaries and wages                                                1,307          1,816
    Customer deposits                                                            49            115
    Accrued warranty and installation costs                                   1,415          1,201
    Deferred service revenue                                                    361            322
    Other current liabilities                                                 2,642          2,504
                                                                           --------       --------
              Total current liabilities                                      10,879          9,581

LONG-TERM DEBT                                                                  915            925
                                                                           --------       --------
              TOTAL LIABILITIES                                              11,794         10,506
                                                                           --------       --------

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' INVESTMENT:
    Preferred Stock, 5,000,000 shares authorized:
       Series C Junior Participating Preferred Stock, $.01 par value,
          500,000 shares authorized, no shares issued and outstanding            --             --
       Series D Convertible Preferred Stock, $.01 par value,
          506,667 shares authorized, no shares issued and outstanding            --             --
    Common Stock, $.01 par value, 25,000,000 shares authorized,
       9,183,429 and 9,176,646 shares issued and outstanding at
       March 31, 2002 and December 31, 2001, respectively                        92             91
       Additional paid-in capital                                            48,836         48,798
    Accumulated deficit                                                     (15,978)       (16,389)
    Accumulated other comprehensive loss (foreign
       currency translation adjustments)                                       (200)          (201)
                                                                           --------       --------
              TOTAL STOCKHOLDERS' INVESTMENT                                 32,750         32,299
                                                                           --------       --------
              TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT               $ 44,544       $ 42,805
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

                           FISCHER IMAGING CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                               THREE MONTHS ENDED
                                            -----------------------
                                            MARCH 31,      APRIL 1,
                                              2002           2001
                                            --------       --------
REVENUES
      Products and services                 $ 11,109       $ 11,246

COST OF SALES
      Products and services                    5,416          5,684
                                            --------       --------

             Gross profit                      5,693          5,562

OPERATING EXPENSES:
      Research and development                 1,239            972
      Selling, marketing and service           2,543          2,894
      General and administrative               1,425          1,298
                                            --------       --------
              Total operating expenses         5,207          5,164
                                            --------       --------

INCOME FROM OPERATIONS                           486            398

      Interest expense                           (31)           (54)
      Interest income                             22              1
      Other income (expense), net                (45)          (159)
                                            --------       --------

INCOME BEFORE INCOME TAXES                       411            207
                                            --------       --------
      Provision for income taxes                  --             --
NET INCOME                                  $    411       $    207
                                            ========       ========
NET INCOME PER SHARE
      Basic                                 $   0.04       $   0.02
                                            ========       ========
      Diluted                               $   0.04       $   0.02
                                            ========       ========
WEIGHTED AVERAGE SHARES OUTSTANDING
      Basic                                    9,183          8,631
                                            ========       ========
      Diluted                                 10,083          9,070
                                            ========       ========

   The accompanying notes are an integral part of these financial statements.

                          FISCHER IMAGING CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                              ----------------------
                                                              MARCH 31,     APRIL 1,
                                                               2002           2001
                                                              -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net cash (used in) provided by operating activities      $(1,479)      $   545
                                                              -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                         (73)         (286)
                                                              -------       -------

     Net cash used in investing activities                        (73)         (286)
                                                              -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options                       39            69
     Proceeds from line of credit, net                            818            --
     Repayments of long-term debt                                 (18)           --
                                                              -------       -------
          Net cash provided by financing activities               839            69
                                                              -------       -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                            --          (114)
                                                              -------       -------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS             (713)          214

CASH AND CASH EQUIVALENTS, beginning of period                  1,233           843
                                                              -------       -------
CASH AND CASH EQUIVALENTS, end of period                      $   520       $ 1,057
                                                              =======       =======

   The accompanying notes are an integral part of these financial statements.

                           FISCHER IMAGING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  GENERAL

In management's opinion, the accompanying unaudited consolidated balance sheets and statements of income and cash flows contain all adjustments, consisting only of normal recurring items, necessary to present fairly the financial position of Fischer Imaging Corporation (the "Company") on March, 31, 2002, and its results of operations and cash flows for the three months ended March 31, 2002 and April 1, 2001. Results of operations and cash flows for the interim periods may not be indicative of the results of operations and cash flows for the full fiscal year.

These unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by generally accepted accounting principles. The financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest annual report on Form 10-K for the year ended December 31, 2001.

Typically, and for the years ending December 31, 2002 and 2001, the Company closes its first three fiscal quarters as of the Sunday closest to the end of March, June and September.


(2)  INVENTORIES

Inventories include costs of materials, direct labor and manufacturing overhead. Inventories are priced at the lower of cost (using the last-in, first-out ("LIFO") method of valuation) or market. There is not a material difference between inventories at first-in, first out, ("FIFO") and LIFO. Writedowns for excess or obsolete inventories are charged to expense in the period in which conditions giving rise to the writedowns are first recognized.

Inventories consisted of the following components (in thousands):

                                             MARCH 31,   DECEMBER 31,
                                               2002         2001
                                             --------    -----------
FIFO cost--
     Raw materials                           $12,031      $ 8,323
     Work in process and finished goods        8,464       11,360
                                             -------      -------
Inventories, net                             $20,495      $19,683
                                             =======      =======

                           FISCHER IMAGING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

(3)  NOTES PAYABLE AND LONG -TERM DEBT

Notes payable and long-term debt consisted of the following (in thousands):

                                                  MARCH 31,     DECEMBER 31,
                                                    2002            2001
                                                  ---------     ------------
Borrowing under bank revolving line of credit      $   818       $    --
Capitalized lease obligations                           26            76
Loan on CSV of Life Insurance                          915           883
                                                   -------       -------
                                                     1,759           959
Less--Current maturities                              (844)          (34)
                                                   -------       -------
Long-term debt                                     $   915       $   925
                                                   =======       =======

The Company paid interest of $31,000 and $54,000 for the quarters ended March 31, 2002 and April 1, 2001, respectively. The Company has met and fulfilled all its covenant obligations and commitments relative to the line of credit for the first quarters of 2002 and 2001.

See "Management's Discussion & Analysis - Liquidity and Capital Resources" for further discussion of the Company's line of credit.

(4)  NET INCOME PER SHARE

Basic income per share is computed by dividing the net income by the weighted average number of shares of Common Stock outstanding. Diluted income per share is determined by dividing the net income by the sum of: (1) the weighted average number of Common Shares outstanding and (2) if dilutive, the effect of outstanding stock options determined utilizing the treasury stock method.

A reconciliation between the number of securities used to calculate basic and diluted income per share is as follows (in thousands):

                                                          THREE MONTHS ENDED
                                                         ---------------------
                                                         MARCH 31,    APRIL 1,
                                                           2002        2001
                                                         --------     -------
Weighted average number of common shares outstanding
Basic                                                      9,183       8,631
                                                          ------      ------
Effect of stock options (treasury stock method)              900         439
                                                          ------      ------
Diluted                                                   10,083       9,070
                                                          ======      ======

722,000 and 1,274,000 options were excluded from the computation of diluted earnings per share for the quarters ended March 31, 2002 and April 1, 2001, respectively, because the exercise price exceeded the market price of the stock.

                           FISCHER IMAGING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

(5)  COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity of an enterprise other than the change resulting from investments by or distributions to its owners. For the Company, comprehensive income includes only net income and foreign currency translation adjustments, as follows:

                                              THREE MONTHS ENDED
                                             --------------------
                                             MARCH 31,   APRIL 1,
                                               2002        2001
                                             ---------   --------
Net income                                    $ 411       $ 207
Foreign currency translation adjustments          1        (122)
                                              -----       -----
Comprehensive income                          $ 412       $  85
                                              =====       =====

(6)  OPERATING AND GEOGRAPHIC SEGMENT INFORMATION

The Company operates in a single industry segment: the design, manufacture, and marketing of x-ray imaging systems. The Company's manufacturing and most distribution activities are in the United States, including export sales to Europe, primarily, and elsewhere. The Company also has marketing operations in Europe. The following is a summary of the Company's operations by segment (in thousands):

                                                  UNITED STATES                 INTERNATIONAL
                                       --------------------------------------   -------------
                                                                                                 INTERNAL
                                       DOMESTIC       EXPORT          TOTAL         EUROPE         SALES          TOTAL
                                       --------       --------       --------      --------       --------       --------
THREE MONTHS ENDED MARCH 31, 2002
  Revenues:
    Product                            $  5,983       $  1,101       $  7,084      $    375       $   (229)      $  7,230
    Service                               3,642             --          3,642           237             --          3,879
                                       --------       --------       --------      --------       --------       --------
                                          9,625          1,101         10,726           612           (229)        11,109
                                       --------       --------       --------      --------       --------       --------
  Costs of sales:
    Product                               3,783            513          4,296           195           (229)         4,262
    Service                               1,107             --          1,107            47             --          1,154
                                       --------       --------       --------      --------       --------       --------
    Allocated                             4,890            513          5,403           242           (229)         5,416
                                       --------       --------
  Gross profit                                                          5,323           370             --          5,693
  Operating expenses                                                    4,974           233             --          5,207
                                                                     --------      --------       --------       --------
  Income from operations                                                  349           137             --            486
  Interest expense                                                        (31)           --             --            (31)
  Interest income                                                           1            --             --              1
  Other income (expense), net                                             (35)          (10)            --            (45)
                                                                     --------      --------       --------       --------
  Net income                                                         $    284      $    127       $     --       $    411
                                                                     ========      ========       ========       ========

                           FISCHER IMAGING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


THREE MONTHS ENDED APRIL 1, 2001
  Revenues:
    Product                           $  7,031       $    901       $  7,932      $    146       $     (3)      $  8,075
    Service                              2,857             --          2,857           314             --          3,171
                                      --------       --------       --------      --------       --------       --------
                                         9,888            901        10,789            460             (3)        11,246
                                      --------       --------       --------      --------       --------       --------
  Costs of sales:
    Product                              4,024            501          4,525           109             (3)         4,631
    Service                                334             --            334            80             --            414
                                      --------       --------       --------      --------       --------       --------
    Allocated                            4,358            501          4,859           189             (3)         5,045
                                      --------       --------
    Unallocated                                                          639            --             --            639
                                                                    --------      --------       --------       --------
                                                                       5,498           189             (3)         5,684
                                                                    --------      --------       --------       --------
  Gross profit                                                         5,291           271             --          5,562
  Operating expenses                                                   4,920           244                         5,164
                                                                    --------      --------       --------       --------
  Income from operations                                                 371            27             --            398
  Interest expense                                                       (54)           --             --            (54)
  Interest income                                                         22            --             --             22
  Other income (expense), net                                           (148)          (11)            --           (159)
                                                                    --------      --------       --------       --------
    Net income                                                      $    191      $     16       $     --       $    207
                                                                    ========      ========       ========       ========

Internal sales from the United States to Europe are recorded on the basis of transfer pricing established by the Company.

(7)  COMMITMENTS & CONTINGENCIES

We are a defendant in various lawsuits incident to the operation of our business. In addition, we may from time to time be engaged in litigation or other legal proceeding concerning disputes with our Original Equipment Manufacture customers. We believe that there are no pending legal proceedings that would have a material adverse effect on our consolidated financial position or results of operations.

VENDOR FINANCING PROGRAM

The Company has agreed to provide a guarantee to one customer on the lease with a third party of one SenoScan system. If the customer should default on its lease obligation for a period of more than 60 days, the Company has agreed to assume the liability remaining on the lease. In such a case, the Company may be exposed to a maximum liability of approximately $524,000.

(8)  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 141 AND NO. 142.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," which replaced Accounting Principle Board Opinion Nos. 16, "Business Combinations," and 17, "Intangible Assets," respectively. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and that the use of the pooling-of-interests method be prohibited. The adoption of SFAS No. 141 had no impact on the Company's financial position or results of operations. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only method. Amortization of goodwill, including goodwill recorded in past

                          FISCHER IMAGING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

business combinations, will cease upon adoption of SFAS No. 142. After December 31, 2001, goodwill can only be written down upon impairment as a result of annual tests for fair value, or tests taken when certain triggering events occur. The Company adopted SFAS No. 142 on January 1, 2002 and accordingly did not record amortization expense from previous business combinations during the three months ended March 31, 2002. Goodwill amortization expense recorded in the three months ended April 1, 2001 was $50,304.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 143.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement requires companies to recognize the fair value of an asset retirement liability in the financial statements and capitalize that cost as part of the cost of the related long-lived asset. The asset retirement liability should then be allocated to expense by using a systematic and rational method. The statement is effective for fiscal years beginning after June 15, 2002. Adoption of this statement is not expected to have a significant impact on the Company's financial statements.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 144.

In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The provisions of this statement are generally to be applied prospectively. The adoption of SFAS No. 144 did not have a material impact on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


You should read the following discussion of the results of operations and financial condition in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in the Company's Form 10-K for the year ended December 31, 2001.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from any future results or performance expressed or implied by the forward-looking statements. Statements that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements because they contain the words "believes," "expects," "anticipates," "plans," "estimates," and similar words and expressions. These forward-looking statements include statements about:

     o    the adequacy of financial resources;

     o    future revenues, expenses and other operating results;

     o sales under our strategic alliances, marketing arrangements, and other agreements pertaining to Mammotest, SenoScan and other products;

     o    the success in marketing SenoScan;

     o    the status of our products in development;

     o    production and enhancement of SenoScan to meet market demands;

     o    the market penetration of SenoScan;

     o    the size and growth of our markets;

     o    our manufacturing capacity and capabilities; and

     o    the availability of raw materials and components.

These forward-looking statements are only predictions and involve risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. In addition, these forward-looking statements represent our estimates and assumptions only as of the date of this report, and we expressly disclaim any duty to update these estimates and assumptions. Factors that could cause the actual results we achieve to differ materially from those discussed in the forward-looking statements are included in the risk factors of the Form 10-K as well as elsewhere in this report.

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

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Alternatively, if customer remittances are better than expected, allowances may be reduced.

CONTRACTUAL OBLIGATIONS

At March 31, 2002 the Company's commitments under contractual obligations were as follows:

                             PAYMENTS DUE BY PERIOD
                                 (IN THOUSANDS)

                                                         LESS THAN                               AFTER
                                              TOTAL       1 YEAR      1-3 YEARS    4-5 YEARS    5 YEARS
                                             -------     ---------    ---------    ---------    -------
Borrowings                                   $   818      $   818      $    --      $    --      $    --
Capital Lease Obligations                         26           26           --           --           --
Loan on CSV of Life Insurance                    915           --           --           --          915
Guarantee - Customer Financing                   524          524           --           --           --
Operating Leases                               7,936          850        1,594        1,586        3,906
                                             -------      -------      -------      -------      -------
Total Contractual Cash Obligations           $10,219      $ 2,218      $ 1,594      $ 1,586      $ 4,821
                                             =======      =======      =======      =======      =======

RESULTS OF OPERATIONS

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

These factors can occur unexpectedly and, because many of our costs are fixed, we may not be able to sufficiently reduce our costs in periods when revenues are less than anticipated and may, as a result, suffer unexpected losses. Please refer to the disclosure contained in our Form 10-K for the year ended December 31, 2001 for additional factors which may unexpectedly reduce our revenues.


THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED APRIL 1,
2001

The following table sets forth the percentage of revenues represented by certain data included in the Company's statements of income for the periods indicated:

                                   THREE MONTHS ENDED
                                   -------------------
                                   MARCH 31,  APRIL 1,
                                     2002       2001
                                   ---------  --------
Revenues                            100.0 %   100.0 %
Gross margin                          51.2      49.5
Research and development              11.2       8.6
Selling, marketing and service        22.9      25.7
General and administrative            12.8      11.5
Income from operations                 4.4       3.5
Benefit for income taxes                --        --
Net income                             3.7       1.8

REVENUES. First quarter 2002 revenues were $11,109,000, a 1.2% decrease from first quarter 2001 revenues of $11,246,000. The decrease reflects a decrease in electrophysiology and general radiography sales from $3,455,000 to $1,471,000 with offsetting increases in mammography business sales which increased from $3,888,000 to $5,768,000. Service revenues increased from $3,171,000 to $3,879,000, while product revenue decreased from $8,075,000 to $7,230,000.

GROSS PROFIT. For the first quarter of 2002, gross profit expressed as a percentage of revenues was 51.2%, as compared to 49.5% for the first quarter of 2001. The increase in gross profit for the quarter was primarily due to product mix of higher margin service.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the first quarter of 2002 and 2001 were $1,239,000 and $972,000, respectively, or 11.2% and 8.6% of revenues, respectively. This increase is attributable to the hiring of additional research and development personnel and SenoScan-related research and development costs.

SELLING, MARKETING AND SERVICE EXPENSES. Selling, marketing and service expenses for the first quarter of 2002 and 2001 were $2,543,000 and $2,894,000, respectively, or 22.9% and 25.7% of revenues, respectively. As compared to the same period in 2001, selling, marketing and service expenses decreased in 2002 as a result of sales headcount, reduced commission payments and a reduction in the reserve for bad debt of $342,000 as a result of the Company's first quarter 2002 focus on collections.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the first quarter of 2002 and 2001 were $1,425,000 and $1,298,000, respectively, or 12.8% and 11.5% of revenue, respectively. The increase was primarily due to the staffing of senior management positions that were vacant in 2001.

INTEREST EXPENSE / INTEREST INCOME. Interest expense for the three months ended March 31, 2002 and April 1, 2001 was $31,000 and $54,000, respectively. Interest income for the first quarter of 2002 and 2001 was $1,000 and $22,000, respectively. The decrease in interest expense and interest income in the three months ended March 31, 2002 as compared to the three months ended April 1, 2001 is due primarily to lower levels of borrowings under the Company's line of credit and lower levels of investing. Additionally, during the third quarter of 2001 a more favorable line of credit with the Company's current bank was finalized, resulting in lower interest rates for the Company.

NET INCOME/LOSS. The Company's net income for the first quarter of 2002 was $411,000 as compared to net income for the prior year first quarter of $207,000. The changes in net income are due to the factors mentioned above.

EARNINGS PER SHARE. Diluted earnings per share for the first quarter increased from $0.02 in 2001 to $0.04 in 2002 as a result of higher net income in first quarter 2002 compared to first quarter 2001.

INCOME TAXES

The Company's estimated effective tax rate for the year ended December 31, 2002 is currently 0%. Accordingly, no income tax benefit or provision has been recorded for the three month period ended March 31, 2002. This rate was determined based upon the anticipated 2002 results of operations includable in the domestic consolidated tax return and upon projected net temporary differences between operating results reflected in the financial statements and those required to be reflected in the 2002 domestic consolidated tax return. As of December 31, 2001, the Company had valuation allowances of approximately $8.5 million, reducing net deferred tax assets to $0. The realizability of net deferred tax assets is dependent on the Company's ability to generate future taxable income.

Based upon its recent financial performance, the Company is reevaluating the need for its valuation allowance. A change in the Company's judgment regarding its valuation allowance could have a material favorable effect on results of operation and the Company's financial condition. Sustained profitable performance in 2002 will be the key factor in the Company's reassessment.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities for the three months ended March, 31, 2002 was $1.5 million compared with $545,000 provided by operations in the comparable three-month period of 2001. The net cash used by the Company for operating activities in the first quarter of 2002 was largely due to increased Accounts Receivable ($1,942,000) and Inventories ($812,000) offset partially with increased Accounts Payable (672,000). The working capital changes are mostly the result of the rollout of the Company's SenoScan product.

Net cash used in investing activities was $73,000 for the three months ended March 31, 2002, versus $286,000 for the comparable three-month period in 2001. The Company anticipates that the level of spending for capital expenditures in the first quarter of 2002 will continue, although there currently are no material commitments for capital expenditures. Capital expenditures in the first quarter of 2001 were higher due to purchase of patent rights.

Net cash provided by financing activities for the three months ended March 31, 2002 was $839,000 versus $69,000 for the comparable period in 2001. The increase was due primarily to borrowing on the Company's line of credit used to finance increased working capital of $697,000.

As of March 31, 2002, the Company had $520,000 in cash and cash equivalents, working capital of $29.1 million, and an $8.0 million bank revolving line of credit facility, which is subject to restrictions as to availability based on eligible receivables and inventory, as defined. As of March 31, 2002, $7.2 million was available under this line. The agreement is secured by the Company's tangible assets and is for a term of three years. The borrowings under the agreement are subject to interest at the bank's prime rate of interest, which was 4.75% at March 31, 2002.

The Company believes its current cash and cash equivalent balances, its available borrowings under the line of credit, and cash generated from operations will be sufficient to satisfy its liquidity needs for the remainder of 2002. The Company anticipates needing additional debt or equity financing in the future to fund its SenoScan rollout and for long-term growth needs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the areas of changes in United States interest rates and changes in foreign currency exchange rates as measured against the United States dollar. These exposures are directly related to the Company's normal operating and funding activities. Historically and as of March 31, 2002, the Company has not used derivative instruments or engaged in hedging activities.

There have been no significant changes in the Company's market risk from December 31, 2001, except for the increase in the amount drawn on our line of credit as described in INTEREST RATE RISK, below.

INTEREST RATE RISK

The interest payable on our line of credit is variable based on the prime rate and, is therefore, affected by changes in market interest rates. At March 31, 2002, we had approximately $800,000 borrowed under the line of credit. On an as needed basis we draw down the line of credit and repay the balance when the temporary need for additional working capital is satisfied.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:

We are a defendant in various lawsuits incident to the operation of our business. In addition, we may from time to time be engaged in litigation or other legal proceeding concerning disputes with our Original Equipment Manufacture customers. We believe that there are no pending legal proceedings that would have a material adverse effect on our consolidated financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS:

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     Not applicable.

ITEM 5. OTHER INFORMATION:

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

     (a)  EXHIBITS:

     The following is a list of exhibits filed as part of this Report on Form 10-Q. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically.

EXHIBIT
NUMBER    DESCRIPTION OF EXHIBIT
-------   ----------------------
   27    Financial Data Schedule



     (b)  REPORTS ON FORM 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FISCHER IMAGING CORPORATION


Date: May 15, 2002
                                        /s/ GERALD D. KNUDSON
                                        -----------------------------------
                                        Gerald D. Knudson
                                        Chief Executive Officer


Date: May 15, 2002
                                        /s/ RODNEY B. JOHNSON
                                        -----------------------------------
                                        Rodney B. Johnson
                                        Chief Financial Officer, Secretary