Form 10-Q
period 2002-06-30
FISCHER IMAGING CORP
filed 2002-09-17
CIK 750901

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended June 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 0-19386

FISCHER IMAGING CORPORATION
(Exact name of Registrant as specified in its charter)

DELAWARE (State of incorporation)	36-2756787 (I.R.S. Employer Identification No.)
12300 North Grant Street Denver, Colorado (Address of principal executive offices)	80241 (Zip Code)

Registrant's telephone number, including area code: (303) 452-6800

        Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        The number of shares of Registrant's Common Stock outstanding as of August 30, 2002 was 9,274,826.

        Important Note: Ernst & Young LLP, our independent auditors, have not completed their review of this Report on Form 10-Q as required by Rule 10-01(d) of Regulation S-X. The circumstances leading to this result are described in Note 1 of the Notes to Consolidated Financial Statements appearing in this Report on Form 10-Q.

FISCHER IMAGING CORPORATION
TABLE OF CONTENTS

FISCHER IMAGING CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except share data)
(Unaudited)

	June 30, 2002	December 31, 2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,195	$1,233
Trade accounts receivable, net of allowance for doubtful accounts of $675 and $1,278 at June 30, 2002 and December 31, 2001, respectively	16,694	16,790
Inventories, net	13,182	19,683
Patent settlement receivable	900	—
Prepaid expenses and other current assets	564	312

Total current assets	49,535	38,018

NON-CURRENT PATENT SETTLEMENT RECEIVABLE	6,300	—

PROPERTY AND EQUIPMENT:
Manufacturing equipment	8,451	8,105
Office equipment and leasehold improvements	6,771	6,356

	15,222	14,461
Less: Accumulated depreciation and amortization	12,940	12,615

Property and equipment, net	2,282	1,846

INTANGIBLE ASSETS, net	1,171	1,589
DEFERRED COSTS AND OTHER ASSETS	1,193	1,352

TOTAL ASSETS	$60,481	$42,805

LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
Trade accounts payable	$1,786	$3,589
Accrued salaries and wages	1,859	1,816
Customer deposits	23	115
Accrued warranty and installation costs	1,357	1,201
Deferred service revenue	369	322
Deferred royalty revenue	1,894	—
Other current liabilities	3,071	2,538

Total current liabilities	10,359	9,581
LONG-TERM DEBT	915	925
NON-CURRENT DEFERRED ROYALTY REVENUE	10,457	—

TOTAL LIABILITIES	21,731	10,506

STOCKHOLDERS' INVESTMENT:
Common Stock, $.01 par value, 25,000,000 shares authorized, 9,255,553 and 9,176,929 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	92	91
Preferred Stock, 5,000,000 shares authorized: Series C Junior Participating Preferred Stock, $.01 par value, 500,000 shares authorized, no shares issued and outstanding	—	—
Series D Convertible Preferred Stock, $.01 par value, 506,667 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	49,009	48,798
Accumulated deficit	(10,147)	(16,389)
Accumulated other comprehensive loss (foreign currency translation adjustments)	(204)	(201)

TOTAL STOCKHOLDERS' INVESTMENT	38,750	32,299

TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT	$60,481	$42,805

The accompanying notes are an integral part of these consolidated financial statements.

FISCHER IMAGING CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001
REVENUES:
Products and services	$8,793	$12,824	$19,902	$24,070
Royalty	316	—	316	—

Total Revenues	9,109	12,824	20,218	24,070

COST OF SALES:
Products and services	6,505	6,386	11,921	12,070
Inventory writedown and other charges	9,342	—	9,342	—

Total Cost of Sales	15,847	6,386	21,263	12,070

GROSS PROFIT	(6,738)	6,438	(1,045)	12,000

OPERATING EXPENSES:
Research and development	813	937	2,052	1,909
Selling, marketing and service	3,307	3,125	5,800	6,019
General and administrative	2,476	1,551	3,951	2,849

Total Operating Expenses	6,596	5,613	11,803	10,777

INCOME (LOSS) FROM OPERATIONS	(13,334)	825	(12,848)	1,223
Interest expense	(37)	(50)	(68)	(104)
Interest income	17	25	18	47
Patent settlement	19,233	—	19,233	—
Other income (expense), net	(50)	(49)	(95)	(208)

INCOME BEFORE INCOME TAXES	5,829	751	6,240	958
Provision for income taxes	—	—	—	—

NET INCOME	$5,829	$751	$6,240	$958

NET INCOME PER SHARE
Basic	$0.63	$0.09	$0.68	$0.11

Diluted	$0.58	$0.08	$0.62	$0.10

WEIGHTED AVERAGE SHARES USED TO CALCULATE INCOME PER SHARE
Basic	9,239	8,635	9,213	8,633

Diluted	10,013	9,403	10,024	9,235

The accompanying notes are an integral part of these consolidated financial statements.

FISCHER IMAGING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended
	June 30, 2002	July 1, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$17,526	$2,534

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(762)	(538)

Net cash used in investing activities	(762)	(538)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	212	69
Repayments of long-term debt	(10)	—

Net cash provided by financing activities	202	69

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(4)	(388)

NET INCREASE IN CASH AND CASH EQUIVALENTS	16,962	1,677
CASH AND CASH EQUIVALENTS, beginning of period	1,233	843

CASH AND CASH EQUIVALENTS, end of period	$18,195	$2,520

The accompanying notes are an integral part of these consolidated financial statements.

FISCHER IMAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)  GENERAL

        Fischer Imaging Corporation (the "Company") is filing its Form 10-Q for the second quarter although Ernst & Young LLP, Fischer's current auditor, has not been able to complete its SAS-71 review procedures due to an inability to review the work papers of the Company's previous auditor, Arthur Andersen LLP, and Ernst & Young will not be able to finalize its review of various inventory adjustments until it observes the Company's physical inventory count scheduled for September 30, 2002. The Form 10-Q is subject to revision when Ernst & Young LLP concludes its SAS-71 review procedures; however, in management's opinion, the accompanying unaudited consolidated balance sheets and statements of income and cash flows contain all adjustments necessary to present fairly the financial position of the Company on June 30, 2002, its results of operations for the three and six months ended June 30, 2002 and July 1, 2001, and its cash flows for the six months ended June 30, 2002 and July 1, 2001. Results of operations and cash flows for the interim periods may not be indicative of the results of operations and cash flows for the full fiscal year.

        These unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, as a result, do not include all the information and note disclosures required by generally accepted accounting principles. The financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest annual report on Form 10-K for the year ended December 31, 2001.

        Typically, and for the year ending December 31, 2002, the Company closes its first three fiscal quarters as of the Sunday closest to the end of March, June and September.

        During the second quarter of 2002, the Board of Directors approved a plan to review the Company's business and its organizational structure. This resulted in the establishment of the new Radiology, Electrophysiology & Surgery ("RES") Division, with its own sales, marketing and engineering structure, and staffed with experienced Fischer employees. Management believes the divisionalization of the business relating to its non-core products into the newly formed RES Division will facilitate increased focus on the RES product lines. The Company's core business is the design, manufacture and marketing of specialty digital and other mammography systems for the diagnosis and treatment of disease.

(2)  INVENTORIES

        Inventories, which include costs of materials, direct labor, and manufacturing overhead, are priced at the lower of cost (using primarily the last-in, first-out, or LIFO, method of valuation) or market. There is not a material difference between inventory valuations on a first-in, first-out, or FIFO, basis and LIFO. Write-downs for excess and obsolete inventories are charged to expense in the period when conditions giving rise to the write-downs are first recognized.

        During the second quarter, the Company incurred a significant drop in revenue in its non-core products which formed the new RES Division. At the end of the second quarter, the Company also conducted a review of inventory levels needed to support a lower shipment rate and a significant writedown was made to bring inventory levels in line with the current estimate of future product revenue. Additionally, during the second quarter, the Company consolidated its warehousing operations, moved its inventory stores locations and reworked its production lines. The Company also reviewed its field inventory and its work order inventory counts. As a consequence of this review of inventory accounts, the Company marked down its inventory to more accurately reflect the net realizable value of the products held for eventual sale. The Company has estimated the total write-off of inventory to be in the range of $9 million to $11 million. During the second quarter, the Company recorded a total net inventory adjustment of $10.8 million to reflect this estimate. A total of $2.6 million relating to the review of field inventory and work order inventory has been recorded in Cost of Sales—Products and services and a total of $8.2 million relating to the non-core business products and has been recorded in Cost of Sales—Inventory writedown and other charges. The Company will take a physical inventory at the end of the third quarter 2002, and does not believe there will be an additional significant charge to expense as a result.

        Inventories consisted of the following components (in thousands):

	June 30, 2002	December 31, 2001
FIFO cost—
Raw materials and component parts	$7,471	$10,327
Work in process & finished goods	5,711	9,356

Inventories, net	$13,182	$19,683

(3)  NOTES PAYABLE AND LONG-TERM DEBT

        Notes payable and long-term debt consisted of the following (in thousands):

	June 30, 2002	December 31, 2001
Capitalized lease obligations	$18	$76
Loan on CSV of life insurance	915	883

	933	959
Less—current maturities	(18)	(34)

Long-term debt	$915	$925

        The Company paid interest of $37,000 and $50,000 for the quarters ended June 30, 2002 and July 1, 2001, respectively.

        See "Management's Discussion and Analysis—Liquidity and Capital Resources" for further discussion of the Company's line of credit.

(4)  PATENT LITIGATION SETTLEMENT

        During the second quarter, the Company settled a patent infringement lawsuit that it had filed against ThermoElectron and Hologic, Inc. Under the $32.2 million settlement, the Company received $25 million in cash and $7.2 million in a long-term receivable from ThermoElectron to be received in equal annual installments over the remaining eight-year life of the patents for continued sales of the breast-biopsy imaging system now being sold by Hologic. The Company will recognize a total of $32.2 million over the original patent life of 17 years, resulting in a one-time other income item of $19.2 million and future annual license fees of approximately $1.9 million per year for the remaining patent lives.

(5)  NET INCOME PER SHARE

        Basic income per share is computed by dividing the net income by the weighted average number of shares of Common Stock outstanding. Diluted income per share is determined by dividing the net income by the sum of: (1) the weighted average number of Common Shares outstanding; and (2) if dilutive, the effect of outstanding stock options determined utilizing the treasury stock method.

        A reconciliation between the number of securities used to calculate basic and diluted income per share is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2002	July 1 2001	June 30, 2002	July 1 2001
Weighted average of common shares outstanding:
Basic	9,239	8,635	9,213	8,633
Effect of stock options (treasury method)	774	768	811	602

Diluted	10,013	9,403	10,024	9,235

        As of June 30, 2002 and July 1, 2001, there were, respectively, 1,580,882 and 1,652,275 outstanding options to purchase shares of common stock under the Company's current stock option plans.

        The anti-dilutive options for the three months ended June 30, 2002 and July 1, 2001 were 806,203 and 884,132, respectively. The anti-dilutive options for the six months ended June 30, 2002 and July 1, 2001 were 769,821 and 1,050,832, respectively. The anti-dilutive options were excluded from the computation of diluted earnings per share for the quarters ended June 30, 2002 and July 1, 2001 because the exercise price exceeded the market price of the stock.

(6)  COMPREHENSIVE INCOME

        Comprehensive income is defined as the change in equity of an enterprise other than the change resulting from investments by or distributions to its owners. For the Company, comprehensive income includes only net earnings and foreign currency translation adjustments, as follows:

	Three Months Ended		Six Months Ended
	June 30, 2002	July 1 2001	June 30, 2002	July 1 2001
Net income	$5,829	$751	$6,240	$958
Foreign currency translation adjustments	(2)	(144)	(2)	(388)

Comprehensive income	$5,827	$607	$6,238	$570

(7)  NEW OPERATING DIVISION

        In establishing the new RES Division, the Company recognized a $1.2 million charge to provide system enhancements for non-core systems already sold in order to meet certain customer and safety requirements. This charge and the $8.2 million inventory writedown have been included in the financial statements in "Cost of Sales—Inventory Writedown and Other Charges." Additionally, the Company charged a $0.2 million writedown of impaired Goodwill related to a now-discontinued sales subsidiary of non-core products, which is included in General and Administrative expenses.

(8)  OPERATING AND GEOGRAPHIC SEGMENT INFORMATION

        The Company operates in a single industry segment: the design, manufacture, and marketing of x-ray imaging systems. The Company's manufacturing and most distribution activities are in the United States, including export sales to Europe, primarily, and elsewhere. The Company also has marketing operations in Europe. The following is a summary of the Company's operations by segment (in thousands):

	United States
					Internal Sales
	Domestic	Export	Total	Europe		Total
Three Months Ended June 30, 2002
Revenues:
Products	$4,095	$930	$5,025	$51	$(25)	$5,051
Services	3,460	—	3,460	282	—	3,742
Royalty	316	—	316		—	316

	7,871	930	8,801	333	(25)	9,109
Costs of sales:
Products	5,686	583	6,269	45	(25)	6,289
Services	133	—	133	83	—	216
Inventory writedown and other charges	9,342	—	9,342	—	—	9,342

Allocated	15,161	583	15,744	128	(25)	15,847
Gross profit			(6,943)	205	—	(6,738)
Operating expenses			6,218	378	—	6,596

Loss from operations			(13,161)	(173)	—	(13,334)
Interest expense			(37)	—	—	(37)
Interest income			17	—	—	17
Other income (expense), net			19,191	(8)	—	19,183

Net income (loss)			$6,010	$(181)	$—	$5,829

	United States
					Internal Sales
	Domestic	Export	Total	Europe		Total
Three Months Ended July 1, 2001
Revenues:
Products	$7,542	$1,422	$8,964	$138	$(30)	$9,072
Services	3,541	—	3,541	211	—	3,752

	11,083	1,422	12,505	349	(30)	12,824
Costs of sales:
Products	4,096	846	4,942	85	(30)	4,997
Services	536	—	536	44	—	580

Allocated	4,632	846	5,478	129	(30)	5,577
Unallocated			809	—	—	809

			6,287	129	(30)	6,386

Gross profit			6,218	220	—	6,438
Operating expenses			5,418	195	—	5,613

Income from operations			800	25	—	825
Interest expense			(50)	—	—	(50)
Interest income			25	—	—	25
Other income (expense), net			(56)	7	—	(49)

Net income			$719	$32	$—	$751

	United States
					Internal Sales
	Domestic	Export	Total	Europe		Total
Six Months Ended June 30, 2002
Revenues:
Products	$10,079	$2,031	$12,110	$425	$(254)	$12,281
Services	7,102	—	7,102	519	—	7,621
Royalty	316	—	316	—	—	316

	17,497	2,031	19,528	944	(254)	20,218
Costs of sales:
Products	9,839	1,279	11,118	239	(254)	11,103
Services	688	—	688	130	—	818
Inventory writedown and other charges	9,342	—	9,342	—	—	9,342

Allocated	19,869	1,279	21,148	369	(254)	21,263
Gross profit			(1,620)	575	—	(1,045)
Operating expenses			11,192	611	—	11,803

Loss from operations			(12,812)	(36)	—	(12,848)
Interest expense			(68)	—	—	(68)
Interest income			18	—	—	18
Other income (expense), net			19,156	(18)	—	19,138

Net income (loss)			$6,294	$(54)	$—	$6,240

Other information:
Identifiable assets			$58,080	$2,401	$—	$60,481
Capital expenditures			762	—	—	762
Depreciation			325	—	—	325
Amortization			251	—	—	251

	United States
					Internal Sales
	Domestic	Export	Total	Europe		Total
Six Months Ended July 1, 2001
Revenues:
Products	$14,570	$2,323	$16,893	$285	$(33)	$17,145
Services	6,401	—	6,401	524	—	6,925

	20,971	2,323	23,294	809	(33)	24,070
Costs of sales:
Products	8,117	1,348	9,465	194	(33)	9,626
Services	871	—	871	125	—	996

Allocated	8,988	1,348	10,336	319	(33)	10,622
Unallocated			1,448	—	—	1,448

			11,784	319	(33)	12,070

Gross profit			11,510	490	—	12,000
Operating expenses			10,339	438	—	10,777

Income from operations			1,171	52	—	1,223
Interest expense			(104)	—	—	(104)
Interest income			47	—	—	47
Other income (expense), net			(203)	(5)	—	(208)

Net income			$911	$47	$—	$958

Other information:
Identifiable assets			$37,727	$1,138	$—	$38,865
Capital expenditures			538	—	—	538
Depreciation			407	—	—	407
Amortization			288	—	—	288

        Internal sales from the United States to Europe are recorded on the basis of transfer pricing established by the Company.

(9)  COMMITMENTS & CONTINGENCIES

        The Company is a defendant in various lawsuits incident to the operation of its business. We believe there are no pending legal proceedings that would have a material adverse effect on the consolidated financial position or results of operations of the Company.

Vendor Financing Program

        The Company has agreed to provide a guarantee to one customer on the lease with a third party of one SenoScan system. If the customer should default on its lease obligation for a period of more than 60 days, the Company has agreed to assume the liability remaining on the lease. In such a case, the Company may be exposed to a maximum liability of the total amount of the lease payments of approximately $524,000 if it is not able to resell or relocate the SenoScan system.

(10) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 142.

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which replaced Accounting Principle Board Opinion No. 17, "Intangible Assets". SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only method. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of SFAS No. 142. After December 31, 2001, goodwill can only be written down upon impairment as a result of annual tests for fair value, or tests taken when certain triggering events occur. The Company adopted SFAS No. 142 on January 1, 2002 and accordingly did not record amortization expense from previous business combinations during the three months ended June 30, 2002. Goodwill amortization expense recorded in the three months ended July 1, 2001 was $50,303.

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

Statement of Financial Accounting Standards No. 146.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Generally, SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized as incurred, whereas EITF Issue No. 94-3 required such a liability to be recognized at the time that an entity committed to an exit play. The Company is currently evaluating the provisions of the new rule, which is effective for exit or disposal activities that are initiated after December 31, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion of the results of operations and financial condition in conjunction with our consolidated financial statements and notes thereto appearing in the Company's Form 10-K for the year ended December 31, 2001.

        Fischer Imaging Corporation designs, manufactures and markets specialty digital and other mammography systems for the diagnosis and treatment of disease. During the second quarter of 2002, the Board of Directors approved the establishment of the new Radiology, Electrophysiology & Surgery ("RES") Division, with its own sales, marketing and engineering structure, and staffed with experienced Fischer employees. Management believes the divisionalization of the business relating to its non-core products into the newly formed RES Division will facilitate increased focus on the RES product lines.

Special Note Regarding Forward-looking Statements

        This Form 10-Q contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from any future results or performance expressed or implied by the forward-looking statements. Statements that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements because they contain the words "believes," "expects," "anticipates," "plans," "estimates," and similar words and expressions. These forward-looking statements include statements about:

  •
  potential future inventory adjustments;

  •
  the adequacy of financial resources;

  •
  future revenues, expenses and other operating results;

  •
  the success of our new RES Division;

  •
  marketing arrangements, and other agreements pertaining to Mammotest, SenoScan and other products;

  •
  our ability to obtain the necessary FDA approvals for SenoScan or our other products;

  •
  the success in marketing SenoScan;

  •
  the status of our products in development;

  •
  production and enhancement of SenoScan to meet market demands;

  •
  the market penetration of SenoScan;

  •
  the size and growth of our markets;

  •
  our manufacturing capacity and capabilities; and

  •
  the availability of raw materials and components.

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

        The Company recognizes revenue from the sales of systems and parts at the time the product is shipped. The Company recognizes revenue from services when they are performed, and from pre-paid service contracts and extended warranty contracts in the periods for which the contracts are in effect. The Company bills for service contracts and extended warranties in advance, and records a liability for the amount of the deferred revenue until such time as the contract expires. In the course of business, the Company ships replacement parts to customers, and records related revenue at the time of shipment. Certain replaced parts may be returned for partial credit, and the Company makes estimates to reduce current revenue to account for the future effect of those returns. Should such parts not be returned by customers, additional revenue may be recognized in future periods.

        The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. There was a substantial writedown of inventory associated with the significant drop in revenue in our non-core product lines, the related creation of the new RES Division to focus on these product lines, and the evaluation of our ability to recover the net realizable value of existing inventories. The Company also changed the methodology by which it calculates excess and obsolete inventory, most notably on its product lines in the new RES Division.

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

Contractual Obligations

        At June 30, 2002, the Company's commitments under contractual obligations were as follows:

Payments Due by Period
(in thousands)

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Capital Lease Obligations	$18	$18	$—	$—	$—
Loan on CSV of Life Insurance	915	—	—	—	915
Guarantee—Customer Financing	524	524	—	—	—
Operating Leases	8,027	796	1,592	1,592	4,047

Total Contractual Cash Obligations	$9,484	$1,338	$1,592	$1,592	$4,962

Results of Operations

Risk of Operating Losses

        We design, manufacture and market specialty and general purpose medical imaging systems for the diagnosis and treatment of disease. Our newer products are directed towards medical specialties, such as mammography screening, diagnosing and treating breast cancer, in which image-guided, minimally invasive therapies are replacing open surgical procedures.

        We have experienced losses from operations for this quarter and for three of the past five fiscal years. Significant factors giving rise to losses include: costs associated with excessive manufacturing capacity and intense competition for our markets. We have taken steps to reduce costs and improve sales, including:

  •
  establishing a new sales and marketing team for SenoScan in the second quarter of 2002;

  •
  closure of our Addison, Illinois manufacturing facility in 1999;

  •
  a workforce reduction of approximately 20% in the third and fourth quarters of 1999; and

  •
  other programs to increase efficiency.

        Regaining profitability will depend on many factors, including:

  •
  achieving market acceptance of SenoScan;

  •
  sufficient demand for our products;

  •
  our ability to maintain or increase gross margins;

  •
  the effectiveness of our efforts to control manufacturing and other costs;

  •
  our ability to receive necessary clearances from the FDA; and

  •
  effective implementation of marketing and sales strategies.

        We expect continued fluctuations in quarterly and annual revenues, operating results and net income, depending on such factors as:

  •
  the success of new product introductions like SenoScan or marketing initiatives by us or our competitors;

  •
  the success of our new RES Division;

  •
  the timing of large system product orders;

  •
  the effects of managed healthcare on hospital, clinic and other capital expenditures and reimbursement;

  •
  increases in marketing and other costs in relation to sales; and

  •
  seasonal patterns and other timing issues affecting customer purchasing decisions.

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

Risks Associated with Market Acceptance of SenoScan

        The market for SenoScan is unproven. We have had only limited sales of our SenoScan system since its introduction, and our sales plan contemplates increasing the manufacture of SenoScan systems slowly and gradually.

        Thus, it will take some time before we can ascertain whether SenoScan has been accepted by clinicians. There is a significant installed base of conventional X-ray imaging products in hospitals and radiology practices. The use of SenoScan in many cases would require these potential customers to either modify or replace their existing X-ray imaging equipment. Moreover, we believe that a major factor in the market's acceptance of digital imaging technology is the trend toward transition by the healthcare industry from conventional film archiving systems to storage of X-ray images electronically. Because the benefits of our direct-to-digital technology may not by fully realized by customers until they install an electronic storage platform, a large potential market for these products may not develop until electronic storage is more widely used. Because of the early stage of the markets for these products, it is likely that our evaluation of the potential markets for these products will vary with time. A significant market for SenoScan and digital imaging products may not develop.

Three and six months ended June 30, 2002 compared to the three and six months ended July 1, 2001

        The following table sets forth the percentage of revenues represented by certain data included in the Company's statements of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2002	July 1 2001	June 30, 2002	July 1 2001
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of Sales:
Products and services	71.4	49.8	59.0	50.1
Inventory writedown and other charges	102.6	—	46.2	—
Research and development	8.9	7.3	10.1	7.9
Selling, marketing and service	36.3	24.4	28.7	25.0
General and administrative	27.2	12.1	19.5	11.9
(Loss) income from operations	(146.4)	6.4	(63.5)	5.1
Other income (expense)	210.4	(0.5)	94.4	(1.1)
Net income	64.0	5.9	30.9	4.0

        Revenues.    Second quarter 2002 revenues were $9,109,000, a 29.0% decrease from second quarter 2001 revenues of $12,824,000. The decrease reflects primarily a decrease in non-mammography product line sales of 68%. This is consistent with the Company's stated direction of concentrating on women's health product lines and de-emphasizing our general radiography, electrophysiology and general surgery products. Mammography sales also declined 30% during the second quarter. During the quarter, significant management energy was directed at restructuring the field sales organization, establishing a senior sales management structure, as well as other activities designed to increase future sales. Second quarter 2002 revenues included $316,000 of royalty revenue associated with a mammography patent license related to the settlement of the patent litigation.

        For the six months ended June 30, 2002, revenues were $20,218,000, or about 16% lower than revenues of $24,070,000 for the six months ended July 1, 2001. The decrease was primarily in non-mammography product line sales with mammography product lines remaining relatively flat.

        Cost of Sales — Products and services.    For the second quarter of 2002, cost of sales — products and services expressed as a percentage of revenue was 71.4%, as compared to 49.8% for the second quarter of 2001. For the six months ended June 30, 2002, cost of sales — products and services as a percentage of revenue was 59.0%. The significant increase for the quarter and the six months period ending June 30, 2002 was due primarily to the impact of a $2.6 million inventory charge associated with the write-off of field service inventories and engineering material, labor and overhead associated with build-to-order systems.

        Cost of Sales — Inventory write down and other charges.    For the three and six months ended June 30, 2002, cost of sales — inventory writedown and other charges were 102.6% and 46.2% of revenues, respectively. During the second quarter, the Company had a significant drop in revenue in its non-core products which formed the new RES Division. At the end of the second quarter, the Company also conducted a review of inventory levels needed to support a lower shipment rate and a significant writedown was made to bring inventory levels in line with the current estimate of future product revenue.

        Research and Development Expenses.    Research and development expenses for the second quarter of 2002 and 2001 were $813,000 and $937,000, respectively. For the six months ended June 30, 2002 and July 1, 2001, research and development expenses were $2,052,000 and $1,909,000 respectively. Overall, research and development expenses are up year over year due to the hiring of additional research and development personnel. Second quarter research and development expenses were lower due to transfers of build-to-order systems to inventory during the second quarter.

        Selling, Marketing and Service Expenses.    Selling, marketing and service expenses for the second quarter of 2002 and 2001 were $3,307,000 and $3,125,000, respectively, or 36.3% and 24.4%, respectively, of revenues. For the six months ended June 30, 2002 and July 1, 2001, selling, marketing and service expenses were $5,800,000 and $6,019,000, respectively, or 28.7% and 25.0% of revenues, respectively. The Company has increased its sales and marketing headcount, as well as increased its marketing costs associated with its core mammography product lines.

        General and Administrative Expenses.    General and administrative expenses for the second quarter of 2002 and 2001 were $2,476,000 and $1,551,000, respectively. For the six months ended June 30, 2002 and July 1, 2001, general and administrative expenses were $3,951,000 and $2,849,000, respectively. The increase in general and administrative expenses was due primarily to additional legal expenses and a writedown of impaired Goodwill of $222,000.

        Interest Expense / Interest Income.    Interest expense for the three months ended June 30, 2002 and July 1, 2001 was $37,000 and $50,000, respectively. Interest income for the second quarter of 2002 and 2001 was $17,000 and $25,000, respectively. Interest expense for the six months ended June 30, 2002 and July 1, 2001 was $68,000 and $104,000, respectively. Interest income for the six months ended June 30, 2002 and July 1, 2001 was $18,000 and $47,000, respectively. The decreases in interest expense in the three and six months ended June 30, 2002, as compared to the three and six months ended July 1, 2001, respectively were due primarily to lower levels of borrowings under the Company's working capital line of credit due to having excess cash balances from the settlement of the patent litigation.

        Patent Settlement.    Patent Settlement of $19,233,000 is the settlement of a patent infringement lawsuit that the Company had filed against ThermoElectron. Under the settlement, the Company received $25,000,000 in cash from ThermoElectron and will also receive a total of $7,200,000 in equal annual installments over the remaining eight-year life of the patents for the continued sale of the breast imaging system. The Company will recognize a total of $32,200,000 over the original patent life of 17 years, resulting in a one-time net gain of $19,233,000 and future annual license fees of approximately $1,894,000 per year for the remaining life of the underlying patents.

        Net Income/Loss.    The Company's net income for the second quarter of 2002 was $5,829,000 as compared to net income for the second quarter of 2001 of $751,000. The changes in net income are due to the factors mentioned above.

        The Company's net income for the six months ended June 30, 2002 and July 1, 2001 was $6,240,000 and $958,000, respectively. The changes in net income are due to the factors mentioned above.

        Earnings Per Share.    Diluted earning per share for the second quarter increased to $0.58 in 2002 from $0.08 in 2001 as a result of higher net income in the second quarter of 2002 compared to second quarter 2001. On a year to date basis, earnings per share increased to $0.62 in 2002 from $0.10 in 2001.

Income Taxes

        The Company estimates that it will owe no taxes for the year ended December 31, 2002. Accordingly, no income tax benefit or provision has been recorded for the six month period ended June 30, 2002. This was determined based upon the anticipated 2002 results of operations includable in the domestic tax return, net operating loss carry-forward of approximately $12.7 million at December 31, 2001, and upon projected net temporary differences between operating results reflected in the financial statements and those required to be reflected in the 2002 domestic tax return. As of December 31, 2001, the Company had valuation allowances of approximately $8.5 million, reducing net deferred tax assets to $0. The realizability of net deferred tax assets is dependent on the Company's ability to generate future taxable income.

        No income tax provisions have been recognized for foreign tax jurisdictions and no income tax benefits have been recognized for subsidiary losses outside the domestic return.

Liquidity and Capital Resources

        Net cash provided by operating activities for the six months ended June 30, 2002 was $17.5 million compared with $2.5 million provided by operations in the comparable six month period of 2001. The increase in cash was due primarily to a $25 million favorable patent infringement lawsuit settlement in June, 2002.

        Net cash used in investing activities was $762,000 for the six months ended June 30, 2002, versus cash used of $538,000 for the comparable six month period in 2001. The Company will commit approximately $500,000 in the third quarter for a new manufacturing software package, with $250,000 being incurred during that quarter and the remainder being incurred over the following three quarters. The increase in capital expenditures from $538,000 in 2001 to $762,000 in 2002 is due to leasehold improvements.

        Net cash provided by financing activities for the six months ended June 30, 2002 was $202,000 which resulted principally from the exercise of stock options. For the comparable period in 2001, cash of $69,000 was provided from the exercise of stock options.

        As of June 30, 2002, the Company had $18.2 million in cash and cash equivalents, working capital of $39.2 million, and an $8.0 million bank revolving line of credit facility, which is subject to restrictions as to availability based on eligible receivables and inventory, as defined. In June, 2002, the Company received $25 million in cash from the settlement of the patent infringement lawsuit that the Company had filed against ThermoElectron. As of June 30, 2002, the Company had no outstanding borrowing against the line of credit. On August 20, 2002, the Company cancelled the line of credit in order to avoid additional bank charges associated with the line of credit.

        The Company believes its current cash and cash equivalent balances and cash generated from operations will be sufficient to satisfy its liquidity needs through 2003. The Company may need to obtain additional debt or equity financing in the future to fund its long-term growth needs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk:

        Market risk represents the risk of loss that may impact the financial position, results of operations or cash flow due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the areas of changes in United States interest rates and changes in foreign currency rates as measured against the United States dollar. These exposures directly relate to the Company's normal operating and funding activities. Historically and as of June 30, 2002, the Company has not used derivative instruments or engaged in hedging activities. There have been no significant changes in the Company's market risk from December 31, 2001.

Item 4. Disclosures Relating to Internal Controls

        Not applicable.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings:

        On June 10, 2002, the Company settled a patent infringement lawsuit that the Company filed against ThermoElectron and Hologic, Inc. involving patents relating to the Company's Mammotest stereotactic breast biopsy system.

        Under the $32.2 million settlement, the Company received $25 million in cash and $7.2 million in a long-term receivable from ThermoElectron to be received in equal annual installments over the remaining eight-year life of the patents. The Company agreed to dismiss the lawsuit, as well as dismissing litigation filed against Hologic, Inc. in the U.S. District Court of Boston, as well as in courts in France and Germany.

Item 2. Changes in Securities and Use of Proceeds:

        Not applicable.

Item 3. Defaults Upon Senior Securities:

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders:

        The annual shareholder meeting was held June 5, 2002 at 3:00 PM. There was one proposal presented to the stockholders for consideration: The election of directors. David G. Bragg, M.D. and Gerald D. Knudson were re-elected for a three-year term ending in 2005. No other business came before the stockholders for vote.

        The vote results were as follows:

David G. Bragg, M.D.	For:	4,060,275	Withheld:	77,946
Gerald D. Knudson	For:	3,589,387	Withheld:	548,834

        Directors whose terms expire in 2003 are Morgan W. Nields and Teresa W. Ayers. The term of Kathryn A. Paul expires in 2004.

Item 5. Other Information:

        Not applicable.

Item 6. Exhibits and Reports on Form 8-K:

        (a) Exhibits:

        The following is a list of exhibits filed as part of this Report on Form 10-Q. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically except in those situations where the exhibit number was the same as set forth below.

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation of the Company(1)
3.2	Bylaws of the Company(1)
4.1	Amended and Restated Rights Agreement, dated as of November 3, 1994, between the Company and American Securities Transfer, Inc. which includes the Certificate of Designation for the Series C Junior Participating Preferred Stock as Exhibit A and the form of Right Certificate as Exhibit B(4)
4.2	Certificate of Designation for the Series D Convertible Preferred Stock(4)
10.1	Agreement, dated October 5, 1990, between the Company and Dornier Medizintechnik GmbH(1)
10.2	Nonemployee Director Stock Option Plan, as amended(5)
10.3	Retention Bonus Plan(3)
10.4	Lease Agreement, dated July 31, 1992, between the Company and JN Properties(2)
10.5	Agreement dated October 10, 1997, between the Company and Ethicon Endo-Surgery, Inc. with Addendum dated January 28, 1998(5)
10.6	Form of Indemnification Agreement, dated as of September 6, 2002, between the Company and each of Kathryn A. Paul, Teresa W. Ayers, Gerald D. Knudson, Morgan W. Nields and David G. Bragg, M.D.(6)

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

(6)
Filed herewith.

        (b) Reports on Form 8-K

        The Company filed a report on Form 8-K on June 25, 2002 announcing the settlement of patent infringement litigation that the Company filed against ThermoElectron and Hologic, Inc.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 to be signed on its behalf by the undersigned thereunto duly authorized.

FISCHER IMAGING CORPORATION
Date: September 17th, 2002	/s/ GERALD D. KNUDSON Gerald D. Knudson Chief Executive Officer
Date: September 17th, 2002	/s/ RODNEY B. JOHNSON Rodney B. Johnson Chief Financial Officer, Secretary

CERTIFICATION
of the Chief Executive Officer

        I, Gerald D. Knudson, Chief Executive Officer of Fischer Imaging Corporation (the "Company"), hereby certify that:

(1)
I have reviewed the report of the Company on Form 10-Q for the quarterly period ended June 30, 2002, as filed with the Securities and Exchange Commission (the "Report");

(2)
Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report; and

(3)
Based on my knowledge, the financial statements and other financial information included in the Report fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the period presented in the Report.

Date: September 17, 2002

/s/ GERALD D. KNUDSON
Gerald D. Knudson Chief Executive Officer

CERTIFICATION
of the Chief Financial Officer

        I, Rodney B. Johnson, Chief Financial Officer of Fischer Imaging Corporation (the "Company"), hereby certify that:

(1)
I have reviewed the report of the Company on Form 10-Q for the quarterly period ended June 30, 2002, as filed with the Securities and Exchange Commission (the "Report");

(2)
Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report; and

(3)
Based on my knowledge, the financial statements and other financial information included in the Report fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the period presented in the Report.

Date: September 17, 2002

/s/ RODNEY B. JOHNSON
Rodney B. Johnson Chief Financial Officer

QuickLinks

FISCHER IMAGING CORPORATION TABLE OF CONTENTS
FISCHER IMAGING CORPORATION CONSOLIDATED BALANCE SHEETS (Amounts in thousands except share data) (Unaudited)
FISCHER IMAGING CORPORATION CONSOLIDATED STATEMENTS OF INCOME (Amounts in thousands except per share data) (Unaudited)
FISCHER IMAGING CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Amounts in thousands) (Unaudited)
FISCHER IMAGING CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Disclosures Relating to Internal Controls
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATION of the Chief Executive Officer
CERTIFICATION of the Chief Financial Officer