Form 10-Q
period 2002-09-29
FISCHER IMAGING CORP
filed 2002-11-13
CIK 750901

Use these links to rapidly review the document
FISCHER IMAGING CORPORATION TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 29, 2002
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

        Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        The number of shares of Registrant's Common Stock outstanding as of September 30, 2002 was 9,274,826.

FISCHER IMAGING CORPORATION
TABLE OF CONTENTS

Part 1—Financial Information

Item 1. Financial Statements

FISCHER IMAGING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except share data)

(Unaudited)

	September 29, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$16,433	$1,233
Trade accounts receivable, net of allowance for doubtful accounts of $1,180 and $1,278 at September 29, 2002 and December 31, 2001, respectively	15,028	16,790
Inventories, net	13,535	19,683
Patent settlement receivable	900	—
Prepaid expenses and other current assets	758	312

Total current assets	46,654	38,018

Non-current patent settlement receivable	6,300	—
Property and equipment:
Manufacturing equipment	8,504	8,105
Office equipment and leasehold improvements	7,530	6,356

Total property and equipment	16,034	14,461
Less: accumulated depreciation and amortization	13,117	12,615

Property and equipment, net	2,917	1,846

Intangible assets, net	1,071	1,589
Deferred costs and other assets	1,111	1,352

Total assets	$58,053	$42,805

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
Trade accounts payable	$1,940	$3,589
Accrued salaries and wages	1,079	1,816
Customer deposits	221	115
Accrued warranty and installation costs	1,783	1,201
Deferred service revenue	339	322
Deferred royalty revenue	900	—
Other current liabilities	3,026	2,538

Total current liabilities	9,288	9,581

Long-term debt	915	925
Non-current deferred royalty revenue	6,300	—

Total liabilities	16,503	10,506

Stockholders' investment:
Common stock, $.01 par value, 25,000,000 shares authorized, 9,274,826 and 9,176,646 shares issued and outstanding at September 29, 2002 and December 31, 2001, respectively	92	91
Preferred stock, 5,000,000 shares authorized: Series C junior participating preferred stock, $.01 par value, 500,000 shares authorized, no shares issued and outstanding	—	—
Series D convertible preferred stock, $.01 par value, 506,667 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	49,055	48,798
Accumulated deficit	(7,396)	(16,389)
Accumulated other comprehensive loss (foreign currency translation adjustments)	(201)	(201)

Total stockholders' investment	41,550	32,299

Total liabilities and stockholders' investment	$58,053	$42,805

The accompanying notes are an integral part of these condensed consolidated financial statements.

FISCHER IMAGING CORPORATION—

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001
Revenues:
Products and services	$11,004	$12,875	$30,907	$36,945
Cost of sales:
Products and services	6,283	6,484	20,320	18,554
Inventory write-down and other charges	—	—	7,226	—

Total cost of sales	6,283	6,484	27,546	18,554

Gross profit	4,721	6,391	3,361	18,391
Operating expenses:
Research and development	1,293	849	3,345	2,758
Selling, marketing and service	3,562	3,192	9,862	9,211
General and administrative	1,776	1,316	5,727	4,165

Total operating expenses	6,631	5,357	18,934	16,134

(Loss) income from operations	(1,910)	1,034	(15,573)	2,257
Interest expense	(11)	(27)	(78)	(130)
Interest income	62	22	80	69
Patent settlement	—	—	24,700	—
Other expense	(39)	12	(136)	(197)

(Loss) income before income taxes	(1,898)	1,041	8,993	1,999

Provision for income taxes	—	—	—	—
Net (loss) income	($1,898)	$1,041	$8,993	$1,999

Net (loss) income per share:
Basic	($0.21)	$0.12	$0.97	$0.23

Diluted	($0.21)	$0.11	$0.90	$0.21

Weighted average shares used to calculate net (loss) income per share:
Basic	9,196	8,715	9,233	8,662

Diluted	9,196	9,786	9,962	9,431

The accompanying notes are an integral part of these condensed consolidated financial statements.

FISCHER IMAGING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended
	September 29, 2002	September 30, 2001
Cash flows from operating activities:
Net cash provided by operating activities	$16,464	$2,248
Cash flows from investing activities:
Capital expenditures	(1,538)	(632)

Net cash used in investing activities	(1,538)	(632)
Cash flows from financing activities:
Proceeds from exercise of stock options	258	642
Repayments of long-term debt	(29)	(16)

Net cash provided by financing activities	229	626
Effect of exchange rate changes on cash	45	(385)

Net increase in cash and cash equivalents	15,200	1,857
Cash and cash equivalents, beginning of period	1,233	843

Cash and cash equivalents, end of period	$16,433	$2,700

The accompanying notes are an integral part of these condensed consolidated financial statements.

FISCHER IMAGING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2002

(UNAUDITED)

(1) GENERAL:

        In management's opinion, the accompanying unaudited condensed consolidated balance sheets and statements of operations and cash flows contain all adjustments necessary to present fairly the financial position of Fischer Imaging Corporation (the "Company"), at September 29, 2002, its results of operations for the three and nine months ended September 29, 2002 and September 30, 2001 and its cash flows for the nine months ended September 29, 2002 and September 30, 2001. Results of operations and cash flows for the interim periods may not be indicative of the results of operations and cash flows for the full fiscal year.

        These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, as a result, do not include all the information and note disclosures required by generally accepted accounting principles. The financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest annual report on Form 10-K for the year ended December 31, 2001.

        Typically, and for the year ending December 31, 2002, the Company closes its first three fiscal quarters as of the Sunday closest to the end of March, June and September, respectively.

        During the second quarter of 2002, the Board of Directors approved a plan to review the Company's business and its organizational structure. This resulted in the establishment of the new Radiology, Electrophysiology & Surgery ("RES") Division, with its own sales, marketing and engineering structure, and staffed with experienced Company employees. Management believes the divisionalization of the business relating to its non-core products into the newly formed RES Division will facilitate increased focus on the RES product lines.

        The Company's core business is the design, manufacture and marketing of specialty digital and other mammography systems for the diagnosis and treatment of disease.

(2) INVENTORIES:

        Inventories, which include costs of materials, direct labor, and manufacturing overhead, are priced at the lower of cost (using primarily the first-in, first-out, or FIFO, method of valuation) or market. Write-downs for excess and obsolete inventories are charged to expense in the period when conditions giving rise to the write-downs are first recognized.

        During the second quarter, the Company conducted a review of its products and strategies pertaining to its business and in particular with respect to its newly formed RES Division. As a result of this analysis, the Company has identified significant amounts of obsolete inventories related to product strategy changes, primarily in the RES product lines. Additionally, during the second quarter, the Company consolidated and reviewed its warehousing operations, inventory stores locations, production lines, field inventory and work order inventory counts. As a consequence of this review, a total shrinkage charge of $4.7 million relating to the review of field inventory and work order inventory was estimated and has been recorded in cost of sales—products and services. A total charge of $6.1 million relating to obsolete inventory primarily in the non-core business products that represents the RES product lines was estimated and has been recorded in cost of sales—inventory write-down and other charges.

        The Company took a complete physical inventory at the end of third quarter 2002, which resulted in no material adjustments to the inventory balances. The Company believes the inventory balances properly reflect the product strategy changes implemented during the second quarter.

        Inventories consisted of the following components (in thousands):

	September 29, 2002	December 31, 2001
Raw materials and component parts	$6,997	$8,323
Work in process & finished goods	6,538	11,360

Inventories, net	$13,535	$19,683

(3) NOTES PAYABLE AND LONG-TERM DEBT:

        Notes payable and long-term debt consisted of the following (in thousands):

	September 29, 2002	December 31, 2001
Capitalized lease obligations	$15	$76
Loan on cash surrender value of life insurance	915	883

	930	959
Less—current maturities	(15)	(34)

Long-term debt	$915	$925

        The Company paid interest of $11,000 and $27,000 for the quarters ended September 29, 2002 and September 30, 2001, respectively and $78,000 and $130,000 for the nine months periods then ended, respectively.

        See "Management's Discussion and Analysis—Liquidity and Capital Resources" for further discussion of the Company's line of credit.

(4) PATENT LITIGATION SETTLEMENT:

        During the second quarter, the Company settled a patent infringement lawsuit that it had filed against Thermo Electron and Hologic, Inc. Under the $32.2 million settlement, the Company received $25 million in cash and $7.2 million in a long-term receivable from ThermoElectron to be received in equal annual installments over the remaining eight-year life of the patents for continued sales of the breast-biopsy imaging system now being sold by Hologic, Inc. The Company recognized a one time other income item of $24.7 million in quarter two, net of certain settlement costs. The $7.2 million receivable, due to various contingencies, will be recognized as cash is received over the remaining receivable payment period, which will result in $900,000 being recognized each year during quarter two for the remaining 8-year patent life.

(5) NET INCOME PER SHARE:

        Basic net income per share is computed by dividing the net income by the weighted average number of shares of common stock outstanding. Diluted net income per share is determined by dividing the net income by the sum of: (1) the weighted average number of common shares outstanding; and (2) if dilutive, the effect of outstanding stock options determined utilizing the treasury stock method.

        A reconciliation between the number of securities used to calculate basic and diluted net income per share is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001
Weighted average of common shares outstanding:
Basic	9,196	8,715	9,233	8,662
Effect of stock options (treasury method)	338	1,071	728	769

Diluted	9,534	9,786	9,961	9,431

        As of September 29, 2002 and September 30, 2001, there were, respectively, 1,704,857 and 1,601,472 outstanding options to purchase shares of common stock under the Company's current stock option plans.

        The anti-dilutive options for the three months ended September 29, 2002 and September 30, 2001 were 1,367,089 and 530,420, respectively. The anti-dilutive options for the nine months ended September 29, 2002 and September 30, 2001 were 976,368 and 833,007 respectively. The anti-dilutive options were excluded from the computation of diluted earnings per share for the quarters ended September 29, 2002 and September 30, 2001 because the exercise price exceeded the average market price of the stock.

(6) COMPREHENSIVE INCOME

        Comprehensive income is defined as the change in equity of an enterprise other than the change resulting from investments by or distributions to its owners. For the Company, comprehensive income includes only net earnings and foreign currency translation adjustments, as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001
Net (loss) income	$(1,898)	$1,041	$8,993	$1,999
Foreign currency translation adjustments	(3)	1	—	(385)

Comprehensive (loss) income	$(1,901)	$1,042	$8,993	$1,614

(7) NEW OPERATING DIVISION

        In establishing the new RES Division, the Company recognized a $1.2 million charge during the second quarter to provide system enhancements for non-core systems already sold in order to meet certain customer and safety requirements. This charge and the $6.1 million inventory write-down during the second quarter have been included in the consolidated statement of operations in cost of sales—inventory write-down and other charges. Additionally in the second quarter, the Company charged a $0.2 million write-down of impaired goodwill related to a now-discontinued sales subsidiary of non-core products, which is included in general and administrative expenses.

(8) OPERATING AND GEOGRAPHIC SEGMENT INFORMATION:

        The Company operates in a single industry segment: the design, manufacture, and marketing of x-ray imaging systems. The Company's manufacturing and most distribution activities are in the United States, including export sales to Europe, primarily, and elsewhere. The Company also has marketing operations in Europe. The following is a summary of the Company's operations by segment

	Domestic	Export	Total	Europe	Inter-company Sales	Total
	(in thousands)
Three Months Ended September 29, 2002
Revenues:
Products	$6,596	$1,123	$7,719	$366	$(202)	$7,883
Services	2,902	—	2,902	219	—	3,121

Total revenues	9,498	1,123	10,621	585	(202)	11,004
Cost of sales:
Products	5,235	610	5,845	303	(202)	5,946
Services	293	—	293	44	—	337

Total cost of sales	$5,528	$610	6,138	347	(202)	6,283

Gross profit			4,483	238	—	4,721
Operating expenses			6,266	365	—	6,631

Loss from operations			(1,783)	(127)	—	(1,910)
Interest expense			(11)	—	—	(11)
Interest income			62	—	—	62
Other expense, net			(32)	(7)	—	(39)

Net loss			$(1,764)	$(134)	$—	$(1,898)

	Domestic	Export	Total	Europe	Inter-company Sales	Total
Three Months Ended September 30, 2001
Revenues:
Products	$8,024	$1,371	$9,395	$157	$(33)	$9,519
Services	3,036	—	3,036	320	—	3,356

Total revenues	11,060	1,371	12,431	477	(33)	12,875
Cost of sales:
Products	3,803	777	4,580	120	(33)	4,667
Services	969	—	969	102	—	1,071

Allocated	4,772	777	5,549	222	(33)	5,738
Unallocated	746	—	746	—	—	746

Total cost of sales	$5,518	$777	6,295	222	(33)	6,484

Gross profit			6,136	255	—	6,391
Operating expenses			5,134	223	—	5,357

Income from operations			1,002	32	—	1,034
Interest expense			(27)	—	—	(27)
Interest income			22	—	—	22
Other income (expense), net			38	(26)	—	12

Net income			$1,035	$6	$—	$1,041

	Domestic	Export	Total	Europe	Inter-company Sales	Total
Nine Months Ended September 29, 2002
Revenues:
Products	$16,564	$3,267	$19,831	$790	$(457)	$20,164
Services	10,004	—	10,004	739	—	10,743

Total revenues	26,568	3,267	29,835	1,529	(457)	30,907
Cost of sales:
Products	17,412	1,668	19,080	542	(457)	19,165
Services	981	—	981	174	—	1,155
Inventory write-down and other charges	7,226	—	7,226	—	—	7,226

Total cost of sales	$25,619	$1,668	27,287	716	(457)	27,546

Gross profit			2,548	813	—	3,361
Operating expenses			17,957	977	—	18,934

Loss from operations			(15,409)	(164)	—	(15,573)
Interest expense			(78)	—	—	(78)
Interest income			80	—	—	80
Other income (expense), net			24,588	(24)	—	24,564

Net income (loss)			$9,181	$(188)	$—	$8,993

	Domestic	Export	Total	Europe	Inter-company Sales	Total
Nine Months Ended September 30, 2001
Revenues:
Products	$22,594	$3,694	$26,288	$442	$(66)	$26,664
Services	9,437	—	9,437	844	—	10,281

Total revenues	32,031	3,694	35,725	1,286	(66)	36,945
Cost of sales:
Products	11,920	2,125	14,045	314	(66)	14,293
Services	1,840	—	1,840	227	—	2,067

Allocated	13,760	2,125	15,885	541	(66)	16,360
Unallocated	2,194	—	2,194	—	—	2,194

Total cost of sales	$15,954	$2,125	18,079	541	(66)	18,554

Gross profit			17,646	745	—	18,391
Operating expenses			15,473	661	—	16,134

Income from operations			2,173	84	—	2,257
Interest expense			(130)	—	—	(130)
Interest income			69	—	—	69
Other expense, net			(165)	(32)	—	(197)

Net income			$1,947	$52	$—	$1,999

        Inter-company sales from the United States to Europe are recorded on the basis of transfer pricing established by the Company.

	September 29, 2002
	Domestic	Europe	Total
	(in thousands)
Other information:
Identifiable assets	$56,438	$1,615	$58,053
Capital expenditures	$1,380	$158	$1,538
Depreciation	$450	$48	$498
Amortization	$542	—	$542
	September 30, 2001
	Domestic	Europe	Total
	(in thousands)
Other information:
Identifiable assets	$41,217	$1,588	$42,805
Capital expenditures	$606	$26	$632
Depreciation	$594	$13	$607
Amortization	$452	—	$452

(9) COMMITMENTS & CONTINGENCIES

        The Company is a defendant in various lawsuits incident to the operation of its business. We believe there are no pending legal proceedings that would have a material adverse effect on the consolidated financial position or results of operations of the Company.

Vendor Financing Program

        The Company has agreed to provide a guarantee to one customer on the lease with a third-party of one SenoScan system. If the customer should default on its lease obligation for a period of more than 60 days, the Company has agreed to assume the liability remaining on the lease. In such a case, the Company may be exposed to a maximum liability of the total amount of the remaining lease payments of $482,000 as of September 29, 2002 if it is not able to resell or relocate the SenoScan system.

(10) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 142.

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which replaced Accounting Principle Board Opinion No. 17, "Intangible Assets". SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only method. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of SFAS No. 142. After December 31, 2001, goodwill can only be written down upon impairment as a result of annual tests for fair value, or tests taken when certain triggering events occur. The Company adopted SFAS No. 142 on January 1, 2002 and did not have a material effect on the consolidated financial statements for the three and nine months ended September 29, 2002. Goodwill amortization expense recorded in the three and nine months ended September 30, 2001 was $50,000 and $150,000, respectively.

Statement of Financial Accounting Standards No. 143.

        In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement requires companies to recognize the fair value of an asset retirement liability in the financial statements and capitalize that cost as part of the cost of the related long-lived asset. The asset retirement liability should then be allocated to expense by using a systematic and rational method. The statement is effective for fiscal years beginning after June 15, 2002. Adoption of this statement is not expected to have a significant impact on the Company's consolidated financial statements.

Statement of Financial Accounting Standards No. 144.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The provisions of this statement are generally to be applied prospectively. The Company adopted SFAS 144 on January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company's consolidated financial statements.

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
  the success in marketing SenoScan;

  •
  production and enhancement of SenoScan to meet market demands;

  •
  the market penetration of SenoScan;

  •
  the strength of sales of Mammotest;

  •
  the adequacy of financial resources;

  •
  future revenues, expenses and other operating results;

  •
  the success of our new RES Division;

  •
  marketing arrangements, and other agreements pertaining to Mammotest, SenoScan and other products;

  •
  our ability to obtain the necessary FDA approvals;

  •
  the success of our products in development;

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

        The Company designs, manufactures and markets specialty digital and other mammography systems for the diagnosis and treatment of disease. During the second quarter of 2002, the Board of Directors approved the establishment of the new RES Division, with its own sales, marketing and engineering structure, and staffed with experienced Fischer employees. Management believes the divisionalization of the business relating to its non-core products into the newly formed RES Division will facilitate increased focus on the RES product lines.

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

        The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. In the second quarter of 2002, there was a substantial write-down of inventory associated with a review of the Company's products and strategies in its business and in particular with respect to the non-core product lines that represent the new RES Division.

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

Contractual Obligations

        At September 29, 2002, the Company's commitments under contractual obligations were as follows:

Payments Due by Period
(in thousands)

	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Capital lease obligations	$15	$15	$—	$—	$—
Loan on cash surrender value of life insurance	915	—	—	—	915
Guarantee—customer financing	482	482	—	—	—
Operating leases	7,876	821	1,615	1,592	3,848

Total contractual cash obligations	$9,288	$1,318	$1,615	$1,592	$4,763

Results of Operations

Risk of Operating Losses

        We design, manufacture and market specialty and general purpose medical imaging systems for the diagnosis and treatment of disease. Our newer products are directed towards medical specialties, such as mammography screening and diagnosing and treating breast cancer, in which image-guided, minimally invasive therapies are replacing open surgical procedures.

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

  •
  other programs to increase manufacturing efficiency.

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

Risks Associated with Market Acceptance of SenoScan

        The market for SenoScan is unproven. We have had only limited sales of our SenoScan system since its introduction, and our sales plan contemplates a gradual increasing of the manufacture rate of SenoScan systems.

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

Three and nine months ended September 29, 2002 compared to the three and nine months ended September 30, 2001

        The following table sets forth the percentage of revenues represented by certain data included in the Company's statements of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales:
Products and services	57.1%	50.4%	58.9%	50.3%
Inventory write-down and other charges	—	—	23.4%	—
Research and development	11.8%	6.6%	10.8%	7.5%
Selling, marketing and service	32.4%	24.8%	31.9%	24.9%
General and administrative	16.1%	10.2%	18.5%	11.2%
(Loss) income from operations	(17.4)%	8.0%	(50.4)%	6.1%
Other income (expense)	—	—	79.5%	—
Net income	(17.2)%	8.0%	29.1%	5.4%

        Revenues.    Third quarter 2002 revenues were $11,004,000, a 14.5% decrease from third quarter 2001 revenues of $12,875,000. The decrease primarily relates to a decrease in non-mammography product line sales of 68%. During the quarter, significant management energy was directed at restructuring the field sales organization, establishing a senior sales management structure, as well as other activities designed to increase future sales.

        For the nine months ended September 29, 2002, revenues were $30,907,000, or 16.3% lower than revenues of $36,945,000 for the nine months ended September 30, 2001. The decrease primarily relates to a decrease in non-mammography product lines of 52%.

        Cost of sales—products and services.    For the third quarter of 2002, cost of sales—products and services expressed as a percentage of revenue was 57.1%, as compared to 50.4% for the third quarter of 2001. The increase during quarter three was primarily the result of the product mix of sales. For the nine months ended September 29, 2002, cost of sales—products and services as a percentage of revenue was 58.9%. The increase in the nine months period ending September 29, 2002 was due to the impact of a $4.7 million inventory shrinkage charge recorded in the second quarter associated with the write-off of field service inventories, work-orders, and labor and overhead associated with build-to-order systems.

        Cost of sales—inventory write down and other charges.    For the nine months ended September 29, 2002, cost of sales—inventory write down and other charges were 23.4% of revenues. At the end of the second quarter, the Company conducted a review of its products and strategies pertaining to its business and in particular with respect to its newly formed RES Division. As a result of this analysis, the Company has identified and written off significant amounts of obsolete inventories related to product strategy changes primarily in the RES product lines during quarter two of $6.1 million. Also during quarter two, the Company recorded an additional warranty charge of $1.2 million related to specific warranty costs expected to be incurred related to the discontinued products in the RES division.

        Research and development expenses.    Research and development expenses for the third quarters of 2002 and 2001 were $1,293,000 and $849,000, respectively, or 11.8% and 6.6%, respectively, of revenues. For the nine months ended September 29, 2002 and September 30, 2001, research and development expenses were $3,345,000 and $2,758,000, respectively, or 10.8% and 7.5%, respectively, of revenues. Overall, research and development expenses are up year over year due to the hiring of additional research and development personnel throughout 2002.

        Selling, marketing and service expenses.    Selling, marketing and service expenses for the third quarters of 2002 and 2001 were $3,562,000 and $3,192,000, respectively, or 32.4% and 24.8%, respectively, of revenues. For the nine months ended September 29, 2002 and September 30, 2001, selling, marketing and service expenses were $9,862,000 and $9,211,000, respectively, or 31.9% and 24.9%, respectively, of revenues. The Company has significantly increased its sales and marketing headcount, as well as increased its marketing costs associated with its core mammography product lines. The expenses related to the above mentioned changes were just beginning to be recognized during the third quarter.

        General and administrative expenses.    General and administrative expenses for the third quarters of 2002 and 2001 were $1,776,000 and $1,316,000, respectively, or 16.1% and 10.2%, respectively, of revenues. For the nine months ended September 29, 2002 and September 30, 2001, general and administrative expenses were $5,727,000 and $4,165,000, respectively, or 18.5% and 11.2%, respectively, of revenues. The increase in general and administrative expenses was primarily due to legal costs accrued during quarter two for pending lawsuits for $300,000, a write-down of impaired goodwill of $222,000 during quarter two, and additional staffing of positions that were vacant during 2001.

        Interest expense/Interest income.    Interest expense for the third quarters of 2002 and 2001 was $11,000 and $27,000, respectively. Interest income for the third quarters of 2002 and 2001 was $62,000 and $22,000, respectively. Interest expense for the nine months ended September 29, 2002 and September 30, 2001 was $78,000 and $130,000, respectively. Interest income for the nine months ended September 29, 2002 and September 30, 2001 was $80,000 and $69,000, respectively. The decreases in interest expense in the three and nine months ended September 29, 2002, as compared to the three and nine months ended September 30, 2001, respectively were due primarily to lower levels of borrowings under the Company's working capital line of credit due to having excess cash balances from the settlement of the patent litigation. The increases in interest income in the three and nine months ended September 29, 2002, as compared to the three and nine months ended September 30, 2001, respectively were due primarily to interest received on the large cash balances realized from the patent settlement.

        Patent settlement.    During the second quarter, the Company settled a patent infringement lawsuit that it had filed against ThermoElectron and Hologic, Inc. Under the $32.2 million settlement, the Company received $25 million in cash and $7.2 million in a long-term receivable from ThermoElectron to be received in equal annual installments over the remaining eight-year life of the patents for continued sales of the breast-biopsy imaging system now being sold by Hologic. The Company recognized a one time other income item of $24.7 million in quarter two, net of certain settlement costs. The $7.2 million receivable, due to various contingencies, will be recognized as cash is received over the receivable payment period, which will result in $900,000 being recognized each year during quarter two for the remaining 8 year patent life.

        Net income/loss.    The Company's net loss for the third quarter of 2002 was $1,898,000 as compared to net income for the third quarter of 2001 of $1,041,000. The changes in net income are due to the factors mentioned above. The Company's net income for the nine months ended September 29, 2002 and September 30, 2001 was $8,993,000 and $1,999,000, respectively. The changes in net income are due to the factors mentioned above.

        Earnings per share.    Diluted earnings (loss) per share for the third quarter decreased to ($.21) in 2002 from $.11 in 2001 as a result of higher operating expenses and lower sales in 2002 when compared to third quarter 2001. On a year to date basis, earnings per share increased to $ .90 in 2002 from $ .21 in 2001.

Income Taxes

        The Company estimates that it will owe no taxes for the year ended December 31, 2002. Accordingly, no income tax benefit or provision has been recorded for the nine month period ended September 29, 2002. This was determined based upon the anticipated 2002 results of operations includable in the domestic tax return and net operating loss carry-forwards of $12.7 million at December 31, 2001. As of December 31, 2001, the Company had valuation allowances of approximately $8.5 million, reducing net deferred tax assets to $0. The realizability of net deferred tax assets is dependent on the Company's ability to generate future taxable income.

        No income tax provisions have been recognized for foreign tax jurisdictions and no income tax benefits have been recognized for subsidiary losses outside the domestic return.

Liquidity and Capital Resources

        Net cash provided by operating activities for the nine months ended September 29, 2002 was $16.5 million compared with $2.2 million provided by operations in the comparable nine month period of 2001. The increase in cash was due primarily to $24.7 million received as part of a favorable patent infringement lawsuit settlement in June, 2002.

        Net cash used in investing activities was $1,538,000 for the nine months ended September 29, 2002 versus cash used of $632,000 for the comparable nine month period in 2001. The Company committed approximately $500,000 in the third quarter for a new manufacturing software package with approximately $127,000 incurred during the third quarter and the remainder to be incurred over the following three quarters. The increase in capital expenditures from $632,000 in 2001 to $1,538,000 in 2002 is due primarily to leasehold improvements and the new manufacturing software package.

        Net cash provided by financing activities for the nine months ended September 29, 2002 and September 30, 2001 was $229,000 and $626,000, respectively, which resulted principally from the exercise of stock options.

        As of September 29, 2002, the Company had $16.4 million in cash and cash equivalents and working capital of $37.4 million. In June, 2002, the Company received $25 million in cash from the settlement of the patent infringement lawsuit that the Company had filed against ThermoElectron. On August 20, 2002, the Company cancelled the line of credit in order to avoid additional bank charges associated with the line of credit.

        The Company believes its current cash and cash equivalent balances and cash generated from operations will be sufficient to satisfy its liquidity needs through 2003. The Company may need to obtain additional debt or equity financing in the future to fund its long-term growth needs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk:

        Market risk represents the risk of loss that may impact the financial position, results of operations or cash flow due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the areas of changes in United States interest rates and changes in foreign currency rates as measured against the United States dollar. These exposures directly relate to the Company's normal operating and funding activities. Historically and as of September 29, 2002, the Company has not used derivative instruments or engaged in hedging activities. There have been no significant changes in the Company's market risk from December 31, 2001.

Item 4. Controls and Procedures:

        1.    The Chief Executive Officer and the Chief Financial Officer of Fischer Imaging (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this Report, that the Company's disclosure controls and procedures, as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act"), are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

        2.    There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings: None

Item 2. Changes in Securities and Use of Proceeds: Not applicable.

Item 3. Defaults Upon Senior Securities: Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders: None

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

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation of the Company(1)
3.2	Bylaws of the Company(1)
4.1	Amended and Restated Rights Agreement, dated as of November 3, 1994, between the Company and American Securities Transfer, Inc. which includes the Certificate of Designation for the Series C Junior Participating Preferred Stock as Exhibit A and the form of Right Certificate as Exhibit B(4)
4.2	Certificate of Designation for the Series D Convertible Preferred Stock(4)
10.1	Agreement, dated October 5, 1990, between the Company and Dornier Medizintechnik GmbH(1)
10.2	Nonemployee Director Stock Option Plan, as amended(5)
10.3	Retention Bonus Plan(3)
10.4	Lease Agreement, dated July 31, 1992, between the Company and JN Properties(2)
10.5	Agreement dated October 10, 1997, between the Company and Ethicon Endo-Surgery, Inc. with Addendum dated January 28, 1998(5)
10.6	Form of Indemnification Agreement, dated as of September 6, 2002, between the Company and each of Kathryn A. Paul, Teresa W. Ayers, Gerald D. Knudson, Morgan W. Nields and David G. Bragg, M.D.(6)
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(6)
Incorporated by reference to the Company's Form 10-Q for the period ended June 30, 2002, as filed with the Commission on September 17, 2002.

(b)
Reports on Form 8-K

        The Company filed a report on Form 8-K on September 19, 2002 disclosing the certifications executed by the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 29, 2002 to be signed on its behalf by the undersigned thereunto duly authorized.

FISCHER IMAGING CORPORATION
Date: November 13, 2002	/s/ GERALD D. KNUDSON Gerald D. Knudson Chief Executive Officer
Date: November 13, 2002	/s/ STEPHEN G. BURKE Stephen G. Burke Chief Financial Officer

CERTIFICATIONS

I, Gerald D. Knudson, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Fischer Imaging Corporation;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Effective Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ GERALD D. KNUDSON Gerald D. Knudson Chief Executive Officer

CERTIFICATIONS

I, Stephen G. Burke, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Fischer Imaging Corporation;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a.
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b.
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c.
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Effective Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

  a.
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b.
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ STEPHEN G. BURKE Stephen G. Burke Chief Financial Officer