Form 10-Q/A
period 2002-06-30
FISCHER IMAGING CORP
filed 2002-11-14
CIK 750901

Use these links to rapidly review the document
TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
AMENDMENT No.1

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2002
or
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

EXPLANATORY NOTE

        This filing amends the 10-Q for the period ended June 30, 2002 for the following purposes: (a) the re-classification of a $32.2 million favorable patent infringement lawsuit settlement (for further discussion of the classification of this settlement, please see Note 4 to unaudited financial statements); (b) to note that this report on Form 10-Q has been duly reviewed in accordance with SAS-71 review procedures; and (c) to reflect an increase in the allowance for doubtful accounts.

FISCHER IMAGING CORPORATION
TABLE OF CONTENTS

Part 1—Financial Information

Item 1. Financial Statements

FISCHER IMAGING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except share data)
(Unaudited)

	June 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$18,195	$1,233
Trade accounts receivable, net of allowance for doubtful accounts of $1,175 and $1,278 at June 30, 2002 and December 31, 2001, respectively	16,194	16,790
Inventories, net	13,182	19,683
Patent settlement receivable	900	—
Prepaid expenses and other current assets	564	312

Total current assets	49,035	38,018

Non-current patent settlement receivable	6,300	—
Property and equipment:
Manufacturing equipment	8,451	8,105
Office equipment and leasehold improvements	6,771	6,356

Total property and equipment	15,222	14,461
Less: accumulated depreciation and amortization	12,940	12,615

Property and equipment, net	2,282	1,846

Intangible assets, net	1,171	1,589
Deferred costs and other assets	1,193	1,352

Total assets	$59,981	$42,805

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
Trade accounts payable	$1,786	$3,589
Accrued salaries and wages	1,859	1,816
Customer deposits	23	115
Accrued warranty and installation costs	1,357	1,201
Deferred service revenue	369	322
Deferred royalty revenue	900	—
Other current liabilities	3,073	2,538

Total current liabilities	9,367	9,581

Long-term debt	915	925
Non-current deferred royalty revenue	6,300	—

Total liabilities	16,582	10,506

Stockholders' investment:
Common Stock, $.01 par value, 25,000,000 shares authorized, 9,255,553 and 9,176,646 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	92	91
Preferred Stock, 5,000,000 shares authorized: Series C Junior Participating Preferred Stock, $.01 par value, 500,000 shares authorized, no shares issued and outstanding	—	—
Series D convertible Preferred Stock, $.01 par value, 506,667 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	49,009	48,798
Accumulated deficit	(5,498)	(16,389)
Accumulated other comprehensive loss (foreign currency translation adjustments)	(204)	(201)

Total stockholders' investment	43,399	32,299

Total liabilities and stockholders' investment	$59,981	$42,805

The accompanying notes are an integral part of these condensed consolidated financial statements.

FISCHER IMAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001
Revenues:
Products and services	$8,793	$12,824	$19,902	$24,070
Cost of sales:
Products and services	8,621	6,386	14,037	12,070
Inventory write-down and other charges	7,226	—	7,226	—

Total cost of sales	15,847	6,386	21,263	12,070

Gross (loss) profit	(7,054)	6,438	(1,361)	12,000
Operating expenses:
Research and development	813	937	2,052	1,909
Selling, marketing and service	3,807	3,125	6,300	6,019
General and administrative	2,476	1,551	3,951	2,849

Total operating expenses	7,096	5,613	12,303	10,777

(Loss) income from operations	(14,150)	825	(13,664)	1,223
Interest expense	(37)	(50)	(68)	(104)
Interest income	17	25	18	47
Patent settlement	24,700	—	24,700	—
Other expense, net	(50)	(49)	(95)	(208)

Income before income taxes	10,480	751	10,891	958

Provision for income taxes	—	—	—	—
Net income	$10,480	$751	$10,891	$958

Net income per share:
Basic	$1.13	$0.09	$1.18	$0.11

Diluted	$1.05	$0.08	$1.09	$0.10

Weighted average shares used to calculate net income per share:
Basic	9,239	8,635	9,213	8,633

Diluted	10,013	9,403	10,024	9,235

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

FISCHER IMAGING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2002

(UNAUDITED)

(1)    GENERAL

        In management's opinion, the accompanying unaudited condensed consolidated balance sheets and statements of income and cash flows contain all adjustments necessary to present fairly the financial position of the Fischer Imaging Corporation (the "Company"), at June 30, 2002, its results of operations for the three and six months ended June 30, 2002 and July 1, 2001 and its cash flows for the six months ended June 30, 2002 and July 1, 2001. Results of operations and cash flows for the interim periods may not be indicative of the results of operations and cash flows for the full fiscal year.

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

        During the second quarter, the Company conducted a review of its products and strategies pertaining to its business and in particular with respect to its newly formed RES Division. As a result of this analysis, the Company has identified significant amounts of obsolete inventories related to product strategy changes, primarily in the RES product lines. Additionally, during the second quarter, the Company consolidated and reviewed its warehousing operations, inventory stores locations, production lines, field inventory and work order inventory counts. As a consequence of this review, a total inventory shrinkage charge of $4.7 million relating to the review of field inventory and work order inventory was estimated and has been recorded in cost of sales—products and services. A total charge of $6.1 million relating to obsolete inventory primarily in the non-core business products that represents the RES product lines was estimated and recorded in cost of sales—inventory write-down and other charges.

        The Company will be taking a complete physical inventory at the end of third quarter and is not expected to result in any further significant adjustments to inventory balances.

        Inventories consisted of the following components (in thousands):

	June 30, 2002	December 31, 2001
Raw materials and component parts	$6,945	$8,323
Work in process & finished goods	6,237	11,360

Inventories, net	$13,182	$19,683

(3)    NOTES PAYABLE AND LONG-TERM DEBT

        Notes payable and long-term debt consisted of the following (in thousands):

	June 30, 2002	December 31, 2001
Capitalized lease obligations	$18	$76
Loan on CSV of life insurance	915	883

	933	959
Less—current maturities	(18)	(34)

Long-term debt	$915	$925

        The Company paid interest of $37,000 and $50,000 for the quarters ended June 30, 2002 and July 1, 2001, respectively.

        See "Management's Discussion and Analysis—Liquidity and Capital Resources" for further discussion of the Company's line of credit.

(4)    PATENT LITIGATION SETTLEMENT

        During the second quarter, the Company settled a patent infringement lawsuit that it had filed against ThermoElectron and Hologic, Inc. Under the $32.2 million settlement, the Company received $25 million in cash and $7.2 million in a long-term receivable from ThermoElectron to be received in equal annual installments over the remaining eight-year life of the patents for continued sales of the breast-biopsy imaging system now being sold by Hologic, Inc. The Company recognized a one time net other income item of $24.7 million in quarter two, net of certain settlement costs. The $7.2 million receivable, due to various contingencies, will be recognized as cash is received over the remaining receivable payment period, which will result in $900,000 being recognized each year during quarter two for the remaining 8 year patent life.

(5)    NET INCOME PER SHARE

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

        The anti-dilutive options for the three months ended June 30, 2002 and July 1, 2001 were 806,203 and 884,132, respectively. The anti-dilutive options for the six months ended June 30, 2002 and July 1, 2001 were 769,821 and 1,050,832, respectively. The anti-dilutive options were excluded from the computation of diluted earnings per share for the quarters ended June 30, 2002 and July 1, 2001 because the exercise price exceeded the average market price of the stock.

(6)    COMPREHENSIVE INCOME

        Comprehensive income is defined as the change in equity of an enterprise other than the change resulting from investments by or distributions to its owners. For the Company, comprehensive income includes only net earnings and foreign currency translation adjustments, as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2002	July 1 2001	June 30, 2002	July 1 2001
Net income	$10,480	$751	$10,891	$958
Foreign currency translation adjustments	(4)	(144)	(2)	(388)

Comprehensive income	$10,476	$607	$10,889	$570

(7)    NEW OPERATING DIVISION

        In establishing the new RES Division, the Company recognized a $1.1 million charge during the second quarter to provide system enhancements for non-core systems already sold in order to meet certain customer and safety requirements. This charge and the $6.1 million inventory write-down during the second quarter have been included in the consolidated statement of operations in cost of sales—inventory write-down and other charges. Additionally in the second quarter, the Company charged a $0.2 million write-down of impaired goodwill related to a now-discontinued sales subsidiary of non-core products, which is included in general and administrative expenses.

(8)    OPERATING AND GEOGRAPHIC SEGMENT INFORMATION

        The Company operates in a single industry segment: the design, manufacture, and marketing of x-ray imaging systems. The Company's manufacturing and most distribution activities are in the United States, including export sales to Europe, primarily, and elsewhere. The Company also has marketing operations in Europe. The following is a summary of the Company's operations by segment.

(in thousands)

	Domestic	Export	Total	Europe	Inter-company Sales	Total
Three Months Ended June 30, 2002
Revenues:
Products	$4,095	$930	$5,025	$51	($25)	$5,051
Services	3,460	—	3,460	282	—	3,742

Total revenues	7,555	930	8,485	333	(25)	8,793
Cost of sales:
Products	7,802	583	8,385	45	(25)	8,405
Services	133	—	133	83	—	216
Inventory write-down and other charges	7,226	—	7,226	—	—	7,226

Total cost of sales	$15,161	$583	15,744	128	(25)	15,847

Gross profit			(7,259)	205	—	(7,054)
Operating expenses			6,718	378	—	7,096

Loss from operations			(13,977)	(173)	—	(14,150)
Interest expense			(37)	—	—	(37)
Interest income			17	—	—	17
Other income (expense), net			24,658	(8)	—	24,650

Net income (loss)			$10,661	($181)	$—	$10,480

	Domestic	Export	Total	Europe	Inter-company Sales	Total
Three Months Ended July 1, 2001
Revenues:
Products	$7,542	$1,422	$8,964	$138	($30)	$9,072
Services	3,541	—	3,541	211	—	3,752

Total revenues	11,083	1,422	12,505	349	(30)	12,824
Cost of sales:
Products	4,096	846	4,942	85	(30)	4,997
Services	536	—	536	44	—	580

Allocated	4,632	846	5,478	129	(30)	5,577
Unallocated	809	—	809	—	—	809

Total cost of sales	$5,441	$846	6,287	129	(30)	6,386

Gross profit			6,218	220	—	6,438
Operating expenses			5,418	195	—	5,613

Income from operations			800	25	—	825
Interest expense			(50)	—	—	(50)
Interest income			25	—	—	25
Other (expense) income, net			(56)	7	—	(49)

Net income			$719	$32	$—	$751

        Inter-Company sales from the United States and Europe are recorded on the basis of transfer pricing established by the Company.

(in thousands)

	Domestic	Export	Total	Europe	Inter-Company Sales	Total
Six Months Ended June 30, 2002
Revenues:
Products	$10,079	$2,031	$12,110	$425	($254)	$12,281
Services	7,102	—	7,102	519	—	7,621

Total revenues	17,181	2,031	19,212	944	(254)	19,902
Cost of sales:
Products	11,955	1,279	13,234	239	(254)	13,219
Services	688	—	688	130	—	818
Inventory write-down and other charges	7,226	—	7,226	—	—	7,226

Total cost of sales	$19,869	$1,279	21,148	369	(254)	21,263

Gross profit			(1,936)	575	—	(1,361)
Operating expenses			11,692	611	—	12,303

Loss from operations			(13,628)	(36)	—	(13,664)
Interest expense			(68)	—	—	(68)
Interest income			18	—	—	18
Other income (expense), net			24,623	(18)	—	24,605

Net income (loss)			$10,945	($54)	$—	$10,891

	Domestic	Export	Total	Europe	Inter-Company Sales	Total
Six Months Ended July 1, 2001
Revenues:
Products	$14,570	$2,323	$16,893	$285	($33)	$17,145
Services	6,401	—	6,401	524	—	6,925

Total revenues	20,971	2,323	23,294	809	(33)	24,070
Cost of sales:
Products	8,117	1,348	9,465	194	(33)	9,626
Services	871	—	871	125	—	996

Allocated	8,988	1,348	10,336	319	(33)	10,622
Unallocated	1,448	—	1,448	—	—	1,448

Total cost of sales	$10,436	$1,348	11,784	319	(33)	12,070

Gross profit			11,510	490	—	12,000
Operating expenses			10,339	438	—	10,777

Income from operations			1,171	52	—	1,223
Interest expense			(104)	—	—	(104)
Interest income			47	—	—	47
Other (expense) income, net			(203)	(5)	—	(208)

Net income			$911	$47	$—	$958

        Inter-Company sales from the United States and Europe are recorded on the basis of transfer pricing established by the Company.

(in thousands)

	June 30, 2002
	Domestic	Europe	Total
Other information:
Identifiable assets	$58,080	$2,401	$60,481
Capital expenditures	$576	$186	$762
Depreciation	$297	$28	$325
Amortization	$251	—	$251
	July 1, 2001
	Domestic	Europe	Total
Other information:
Identifiable assets	$37,727	$1,138	$38,865
Capital expenditures	$519	$19	$538
Depreciation	$397	$10	$407
Amortization	288	—	$288

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

(10)    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 142.

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which replaced Accounting Principle Board Opinion No. 17, "Intangible Assets". SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only method. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of SFAS No. 142. After December 31, 2001, goodwill can only be written down upon impairment as a result of annual tests for fair value, or tests taken when certain triggering events occur. The Company adopted SFAS No. 142 on January 1, 2002 and it did not have a material effect on the consolidated financial statements for the three and six months ended July 1, 2002. Goodwill amortization expense recorded in the three months ended July 1, 2001 was $50,303.

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

        The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. In the second quarter of 2002, there was a substantial write-down of inventory associated with a review of its products and strategies in its business and in particular with respect to the non-core product lines that represent the new RES Division.

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

Contractual Obligations

        At June 30, 2002, the Company's commitments under contractual obligations were as follows:

Payments Due by Period
(in thousands)

	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Capital lease obligations	$18	$18	$—	$—	$—
Loan on cash surrender value of life insurance	915	—	—	—	915
Guarantee—customer financing	524	524	—	—	—
Operating leases	8,083	822	1,622	1,592	4,047

Total contractual cash obligations	$9,540	$1,364	$1,622	$1,592	$4,962

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

Three and six months ended June 30, 2002 compared to the three and six months ended July 1, 2001

        The following table sets forth the percentage of revenues represented by certain data included in the Company's statements of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2002	July 1 2001	June 30, 2002	July 1 2001
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales:
Products and services	98.0%	49.8%	70.5%	50.1%
Inventory write-down and other charges	82.2%	—	36.3%	—
Research and development	9.2%	7.3%	10.3%	7.9%
Selling, marketing and service	43.3%	24.4%	31.7%	25.0%
General and administrative	28.2%	12.1%	19.9%	11.8%
(Loss) income from operations	(160.1)%	6.4%	(68.7)%	5.1%
Other income (expense)	280.1%	(0.5)%	123.4%	(1.1)%
Net income	119.2%	5.9%	54.7%	4.0%

        Revenues.    Second quarter 2002 revenues were $8,793,000, a 31.4% decrease from second quarter 2001 revenues of $12,824,000. The decrease reflects primarily a decrease in non-mammography product line sales of 68%. During the quarter, significant management energy was directed at restructuring the field sales organization, establishing a senior sales management structure, as well as other activities designed to increase future sales.

        For the six months ended June 30, 2002, revenues were $19,902,000, or about 17.3% lower than revenues of $24,070,000 for the six months ended July 1, 2001. The decrease was primarily in non-mammography product line sales with mammography product lines remaining relatively flat.

        Cost of sales—products and services.    For the second quarter of 2002, cost of sales—products and services expressed as a percentage of revenue was 98.0%, as compared to 49.8% for the second quarter of 2001. For the six months ended June 30, 2002, cost of sales—products and services as a percentage of revenue was 70.5%, as compared to 50.1% for the six months ending July 1, 2001. The significant increase for the quarter and the six months ending June 30, 2002 was due primarily to the impact of a $4.7 million inventory shrinkage charge in quarter two associated with the write-off of field service inventories, work-orders, and labor and overhead associated with build-to-order systems.

        Cost of sales—inventory write down and other charges.    For the three and six months ended June 30, 2002, cost of sales—inventory write-down and other charges were 82.2% and 36.3% of revenues, respectively. At the end of the second quarter, the Company conducted a review of its products and strategies pertaining to its business and in particular with respect to its newly formed RES Division. As a result of this analysis, the company has identified and written off significant amounts of obsolete inventories related to product strategy changes primarily in the RES product lines during quarter of of $6.1 million. Also during quarter two, the Company recorded an additional warranty charge of $1.2 million related to specific warranty costs expected to be incurred related to the discontinued products in the RES division.

        Research and development expenses.    Research and development expenses for the second quarters of 2002 and 2001 were $813,000 and $937,000, respectively, and 9.2% and 7.3%, respectively, of revenues. For the six months ended June 30, 2002 and July 1, 2001, research and development expenses were $2,052,000 and $1,909,000, respectively, and 10.3% and 7.9%, respectively, of revenues. Overall, research and development expenses are up year over year due to the hiring of additional research and development personnel. Second quarter research and development expenses were lower due to transfers of build-to-order systems to inventory during the second quarter.

        Selling, marketing and service expenses.    Selling, marketing and service expenses for the second quarters of 2002 and 2001 were $3,807,000 and $3,125,000, respectively, 43.3% and 24.4%, respectively, of revenues. For the six months ended June 30, 2002 and July 1, 2001, selling, marketing and service expenses were $6,300,000 and $6,019,000, respectively, or 31.7% and 25.0% of revenues, respectively. The Company has increased its sales and marketing headcount, as well as increased its marketing costs associated with its core mammography product lines.

        General and administrative expenses.    General and administrative expenses for the second quarters of 2002 and 2001 were $2,476,000 and $1,551,000, respectively, and 28.2% and 12.1%, respectively, of revenues. For the six months ended June 30, 2002 and July 1, 2001, general and administrative expenses were $3,951,000 and $2,849,000, respectively, and 19.9% and 11.8%, respectively, of revenues. The increase in general and administrative expenses was due primarily to additional legal expenses accrued for pending lawsuits of $300,000 and a write-down of impaired goodwill of $222,000.

        Interest expense / interest income.    Interest expense for the three months ended June 30, 2002 and July 1, 2001 was $37,000 and $50,000, respectively. Interest income for the second quarters of 2002 and 2001 was $17,000 and $25,000, respectively. Interest expense for the six months ended June 30, 2002 and July 1, 2001 was $68,000 and $104,000, respectively. Interest income for the six months ended June 30, 2002 and July 1, 2001 was $18,000 and $47,000, respectively. The decreases in interest expense in the three and six months ended June 30, 2002, as compared to the three and six months ended July 1, 2001, respectively were due primarily to lower levels of borrowings under the Company's working capital line of credit due to having excess cash balances from the settlement of the patent litigation.

        Patent settlement.    During the second quarter, the Company settled a patent infringement lawsuit that it had filed against ThermoElectron and Hologic, Inc. Under the $32.2 million settlement, the Company received $25 million in cash and $7.2 million in a long-term receivable from ThermoElectron to be received in equal annual installments over the remaining eight-year life of the patents for continued sales of the breast-biopsy imaging system now being sold by Hologic. The Company recognized a one-time other income item of $24.7 million in quarter two, net of certain settlement costs. The $7.2 million receivable, due to various contingencies, will be recognized as cash is received over the receivable payment period, which will result in $900,000 being recognized each year during quarter two for the remaining 8 year patent life.

        Net income/loss.    The Company's net income for the second quarter of 2002 was $10,480,000 as compared to net income for the second quarter of 2001 of $751,000. The changes in net income are due to the factors mentioned above. The Company's net income for the six months ended June 30, 2002 and July 1, 2001 was $10,891,000 and $958,000, respectively. The changes in net income are due to the factors mentioned above.

        Earnings Per Share.    Diluted earning per share for the second quarter increased to $1.05 in 2002 from $0.08 in 2001 as a result of higher net income in the second quarter of 2002 compared to second quarter 2001. On a year to date basis, diluted earnings per share increased to $1.09 in 2002 from $0.10 in 2001. The significant increases in earnings per share are due to the factors mentioned above.

Income Taxes

        The Company estimates that it will owe no taxes for the year ended December 31, 2002. Accordingly, no income tax benefit or provision has been recorded for the six month period ended June 30, 2002. This was determined based upon the anticipated 2002 results of operations includable in the domestic tax return and net operating loss carry-forward of $12.7 million at December 31, 2001. As of December 31, 2001, the Company had valuation allowances of approximately $8.5 million, reducing net deferred tax assets to $0. The realizability of net deferred tax assets is dependent on the Company's ability to generate future taxable income.

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

        As of June 30, 2002, the Company had $18.2 million in cash and cash equivalents, working capital of $39.7 million, and an $8.0 million bank revolving line of credit facility, which is subject to restrictions as to availability based on eligible receivables and inventory, as defined, with availability of $5 million at June 30, 2002. In June, 2002, the Company received $25 million in cash from the settlement of the patent infringement lawsuit that the Company had filed against ThermoElectron. As of June 30, 2002, the Company had no outstanding borrowing against the line of credit. On August 20, 2002, the Company cancelled the line of credit in order to avoid additional bank charges associated with the line of credit.

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

Item 4. Disclosures Relating to Internal Controls: Not applicable.

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

        Directors whose terms expire in 2003 are Morgan W. Nields and Teresa W. Ayers. The term of Kathryn A. Paul expires in 2004.

Item 5. Other Information: Not applicable.

Item 6. Exhibits and Reports on Form 8-K:

  (a)
  Exhibits:

        The following is a list of exhibits filed as part of this Report on Form 10-Q. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically except in those situation where the exhibit number was the same as set forth below.

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation of the Company(1)
3.2	Bylaws of the Company(1)
4.1	Amended and Restated Rights Agreement, dated as of November 3, 1994, between the Company and American Securities Transfer, Inc. which includes the Certificate of Designation for the Series C Junior Participating Preferred Stock as Exhibit A and the form of Right Certificate as Exhibit B(4)
4.2	Certificate of Designation for the Series D Convertible Preferred Stock(4)
10.1	Agreement, dated October 5, 1990, between the Company and Dornier Medizintechnik GmbH(1)
10.2	Nonemployee Director Stock Option Plan, as amended(5)
10.3	Retention Bonus Plan(3)
10.4	Lease Agreement, dated July 31, 1992, between the Company and JN Properties(2)
10.5	Agreement dated October 10, 1997, between the Company and Ethicon Endo-Surgery, Inc. with Addendum dated January 28, 1998(5)
10.6	Form of Indemnification Agreement, dated as of September 6, 2002, between the Company and each of Kathryn A. Paul, Teresa W. Ayers, Gerald D. Knudson, Morgan W. Nields and David G. Bragg, M.D.(6)
99.1	Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(6)
Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 2002 as filed with the Commission on September 17, 2002.

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

Date: November 13, 2002

/s/ Gerald D. Knudson
Gerald D. Knudson Chief Executive Officer

CERTIFICATION
of the Chief Financial Officer

        I, Stephen G. Burke, Chief Financial Officer of Fischer Imaging Corporation (the "Company"), hereby certify that:

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