Form 10-K
period 2002-12-31
FISCHER IMAGING CORP
filed 2004-04-15
CIK 750901

Use these links to rapidly review the document
INDEX
TABLE OF CONTENTS 2

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Common Stock, Par Value $0.01 Per Share

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b—2 of the Act). ☐

        The aggregate market value of the Common stock held by non-affiliates of the registrant as of June 29, 2003 was approximately $41.3 million.

        The number of shares of registrant's Common stock outstanding as of March 29, 2004 was 9,348,484.

EXPLANATORY NOTE:

        THIS FORM 10-K CONTAINS RESTATED CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000, RESTATED SELECTED FINANCIAL DATA FOR YEARS 1998 THROUGH 2001 AND AN AMENDED MANAGEMENT'S DISCUSSION AND ANALYSIS FOR YEARS 2001 AND 2000. ALL INFORMATION IN THIS FORM 10-K IS AS OF DECEMBER 31, 2002, UNLESS THE CONTEXT REQUIRES OTHERWISE.

PART I

        The reader is cautioned that we are filing our quarterly reports for the quarters ended on March 30, 2003, June 29, 2003, and September 28, 2003 with the Securities and Exchange Commission, or SEC, as of the date of the filing of this Form 10-K. We are also filing our 2003 annual report on Form 10-K as of the filing of this Form 10-K. It is recommended that the above referenced quarterly reports and annual report be read together with this document to better understand our business, results of operations and financial condition as reported in this document. Additionally, we have identified several accounting inaccuracies and errors that significantly affected our financial results as presented in our 2001 and 2000 consolidated financial statements and, accordingly, we have restated our consolidated financial statements as of December 31, 2001, and for the years ended December 31, 2000 and 2001, as explained in more detail below and in Note 3 to our consolidated financial statements. Because these restatements have also impacted our 2002 results, as reflected herein and explained in more detail in Notes 3 and 15 to our consolidated financial statements, the information previously filed in our quarterly reports on Form 10-Q for the quarters ended March 31, 2002, June 29, 2002 and September 29, 2002, and in our prior periodic reports, should not be relied upon. We do not intend to file amendments to the Forms 10-Q for each of the first three quarters in 2002 and 2001.

        Fischer®, Fischer Imaging®, MammoTest®, SenoScan®, MammoPlus®, MammoVision®, MammoSound®, TRAUMEX®, VersaRad®, SenoScan TrueView™, MammoTest Plus "S"™, MammoTest All-Angles™, MammoVision Plus™, Target on Scout™, EPACE™, and EP/Stim™, EP/X™, EP/X™ and SPX™ are trademarks of ours. This Annual Report on Form 10-K may also include trademarks and trade names owned by other parties, and all other trademarks and trade names mentioned in this Annual Report on Form 10-K are the property of their respective owners.

        Unless the context otherwise requires, references in this report to "Fischer Imaging," "Fischer," "we," "us," "our" and the "Company" refer to Fischer Imaging Corporation and its consolidated subsidiaries.

ITEM 1.    BUSINESS

Business Overview

        We design, manufacture and sell innovative mammography and digital imaging products used to diagnose breast cancer and other diseases.    Our primary focus is on using our digital imaging technology in screening and diagnostic mammograms and minimally invasive breast biopsy to aid in the early identification of breast cancer. We offer high-resolution digital mammography products, enabling radiologists, surgeons and other healthcare treatment professionals to diagnose or rule out disease early and treat patients with less-invasive procedures.

        Our SenoScan digital mammography system is used for both screening and diagnostic mammography. SenoScan's advantages over conventional x-ray film mammography systems stem from the ability to acquire high-resolution images at a reduced radiation dose, to manipulate the resultant digital image, to transmit the images to remote locations to facilitate diagnosis, and to store the images in a cost-effective digital archive.

        Our MammoTest stereotactic breast biopsy system is used for minimally invasive breast biopsy. The MammoTest system permits a procedure that is less-invasive and less expensive than surgical biopsy, and can be performed under local anesthesia on an outpatient basis. We believe that our MammoTest product line represents the premier offering for stereotactic minimally-invasive breast biopsy.

        Our RE&S (Radiology, Electrophysiology and Surgery) division produces a line of film and digital general radiology systems, an electrophysiology stimulation system, electrophysiology x-ray imaging systems and a specialized surgical C-arm system. We also actively service our products, and are focused on developing new products to address the needs of our target markets as well as enhancing our existing product offerings.

        The Company was re-incorporated in Delaware in 1991.

Restatement of Financial Statements

        This report contains our restated Consolidated Financial Statements for the years ended December 31, 2001 and 2000 and reflects the correction of various errors and misapplications of generally accepted accounting principles. All information in this Form 10-K is as of December 31, 2002 and does not reflect any subsequent information or events other than the restatement, except where the context otherwise specifically requires.

        During the first quarter of 2003, we conducted an internal review of our historical accounting policies, practices and controls in preparation for our 2002 year-end closing and financial statement preparation. As a result of our internal review, we announced in April 2003 that we had identified certain suspected accounting inaccuracies and errors that significantly affected our financial results including previously reported financial information for during 2002, 2001 and prior years. We then conducted a full internal investigation under the direction of our Board of Directors and with the advice and assistance of our outside counsel and independent auditors to determine the scope and magnitude of these issues and to complete the restatement of our financial statements. As a result, we did not file our 2002 annual report on Form 10-K or our 2003 quarterly reports on a timely basis. We are filing these reports concurrently with our filing of our annual report on Form 10-K for the year ended December 31, 2003.

        To address the issues discovered in the investigations, we have implemented remedial actions including improved controls over revenue recognition, adoption of new policies for inventory valuation, accounting for re-work service inventory and calculations of applied manufacturing overhead, improved expense recognition and classification, improved oversight of accounting transactions, implemented changes in personnel and assignments and have adopted new internal reporting procedures and practices.

The following is a summary of the main elements associated with the restatement and correction of Fischer Imaging's previously reported financial statements:

1.     Revenue recognition

        Historically, we recognized revenue on our large, direct-sale medical equipment at the time of shipment under the criteria that evidence of an arrangement existed, the price was fixed, delivery had occurred, and collectibility was assured. Based upon our review, we determined that in a number of instances, shipments of large, direct-sale medical systems were not delivered directly to the end customer and that in certain cases, other arrangements existed or obligations remained to be performed. Consequently, we concluded that revenue had been prematurely recognized in those cases. The restatement adjustments for revenue recognition resulted in adjustments to revenue, cost of sales, selling expense, accounts receivable, inventory, and customer deposits.

2.     Unbilled payables ledger

        In conjunction with its internal review and preparation for the 2002 financial statement close, we discovered that the unbilled vendor payables sub-ledger contained entries that should have been previously expensed but were not. These items were related primarily to the completion of warranty and re-work inventory transactions that should have been expensed as cost of sales upon completion of the repair or refurbishment. The restatement adjustments, which impacted several prior years, resulted in adjustments to cost of sales and accounts payable.

3.     Re-work service inventory

        We have a program for certain component parts of our medical systems where a customer may return a used component part and receive in exchange a discount on purchasing a replacement part. Once these used parts are returned, we will usually return them to the vendor to be refurbished and eventually we will resell them to other customers. We have historically recorded these returned parts at full replacement cost in inventory upon receipt from the customer. Upon review, we determined that valuing the unrepaired re-work service inventory at full replacement cost when first returned resulted in an overstatement of inventory and an understatement of cost of sales. The restatement adjustments for re-work service inventory resulted in adjustments to inventory and cost of sales.

4.     Excess and obsolete inventory reserves

        We design, manufacture and market x-ray imaging systems and other medical equipment, which are subject to obsolescence through improvements in technology. It is therefore necessary for management to make estimates for obsolete and excess inventories based on market demand, product improvements and marketplace competition. Historically, we maintained reserves against our inventory for excess and obsolete amounts based on estimates using three years of previous usage to determine average product usage. Any inventory component with more than a four-year supply on hand based on this average usage was considered excess. If a part did not show any usage for the prior three years, it was considered obsolete. We determined that due to such factors as the high risk of technological obsolescence, competitive environment and prevalent industry practice this methodology did not provide for adequate excess and obsolete inventory reserves. We have restated its inventory to provide for additional excess and obsolete reserves based on a methodology using one year of prior usage to determine average usage and a two year supply based on forecasted usage. The restatement adjustments for excess and obsolete inventory resulted in adjustments to inventory and cost of sales.

5.     Recalculation of manufacturing overhead in inventory

        We discovered that the methodology we had historically used to allocate manufacturing overhead to inventory had been incorrectly applied. We recalculated and corrected our application of manufacturing overhead to inventory. The restatement adjustments to properly apply overhead allocated to inventory resulted in adjustments to inventory and cost of sales.

6.     Split dollar arrangements for life insurance

        We determined that our accounting for certain life insurance policies did not properly reflect our actual interest in the policies pursuant to the split-dollar arrangements agreed to between the insured and us. We have retroactively adjusted our accounting records to properly reflect our interest in these life insurance policies. The restatement adjustments to properly record our actual interest in life insurance policies resulted in adjustments to other income and carrying amounts of related asset and liability accounts.

7.     Other bookkeeping and account reconciliation errors

        Other bookkeeping and account reconciliation errors were discovered and corrected resulting in adjustments to various balance sheet and statement of operations accounts.

8.     Service expense changes

        We previously included all expenses associated with both its warranty and non-warranty service incorrectly within selling, marketing and service operating expenses. We have adjusted all service operating costs to be properly reflected in service cost of sales. Gross margin percentages were affected by this adjustment. This reclassification resulted in adjustments of previously reported selling and service expenses to cost of sales for service.

9.     Revenue reclassifications

        As part of the financial restatement for revenue recognition, we discovered that certain product revenues were incorrectly recorded as reductions in cost of sales and selling expense. We have now correctly classified these amounts as part of product revenue. This reclassification resulted in adjustments from certain product revenues, selling expenses and cost of sales to revenue.

        The net impact of the restatement adjustments increased (decreased) the indicated items as follows (in thousands):

	For the Years Ended December 31,
Overall Restatement Impact (Summary)
	2001	2000
Revenues	$(6,318)	$3,019
Net income	(2,399)	(1,236)
Net income per share (diluted)	$(0.25)	$(0.15)

        See Item 6 "Selected Financial Data", Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations", and Note 3 of the "Notes to Consolidated Financial Statements" included in Item 8 for a further discussion of the restatement.

Our Market

        We are focused on providing x-ray and digital imaging products associated with the diagnosis and treatment of disease, particularly breast cancer and cardiac arrhythmia. We market and sell our products to public and private hospitals, as well as private care centers.

        Breast cancer is the leading cause of death from cancer among women between the ages of 15 and 54 and the second-leading cause of death from cancer among all women. According to the American Cancer Society, over 1.3 million cases of invasive breast cancer were diagnosed in the US in 2003 and one in eight women in North America will develop breast cancer at some point in her life. International health organizations estimate that, globally, more than one million women are diagnosed with breast cancer every year. In addition, another 55,700 cases of in-situ breast cancer (called DCIS) were diagnosed.

        Mammography has been recommended as an effective tool for the early detection of breast cancer. We estimate that there were more than 50 million screening and diagnostic mammograms performed in the United States in 2002. Age has proven to be the largest risk factor for breast cancer. Data from the National Cancer Institute show a woman's risk of breast cancer at age 40 is 145 per 10,000 women, rising to 431 per 10,000 women by age 65. This fact has resulted in women being recommended for a baseline mammogram at a younger age. In 2002, the U.S. Department of Health & Human Services renewed its recommendation that women over 40 receive an annual mammogram, with a baseline mammogram recommended for women between the ages of 34 and 40.

        The mammography segment of the overall radiology market was estimated to be approximately $250 million in revenues worldwide, including approximately $200 million in North America and $50 million in the rest of the World in 2002. It is further estimated that full-field digital mammography represented only 7% of total units sold into the market in 2002. The overall mammography market is predicted to grow to over $500 million worldwide by 2009, with the majority of the growth coming in the full-field digital mammography market at nearly $400 million. Full-field digital mammography is expected to represent 70% of estimated revenues in the mammography market, as published by Frost and Sullivan. This market segment has very specialized requirements and is serviced in large part by diagnostic physicians who specialize in breast cancer only. From a technical standpoint, the Mammography Quality Standards Act (MQSA), passed in 1992, and recently amended in 2002, has established increasingly stringent quality requirements for equipment used in breast cancer screening. Screening mammography is increasingly accepted as an effective method of detecting breast cancer at its earliest, most treatable stage.

Screening Mammography

        According to the Centers for Disease Control and Prevention, over 75% of women over age 50 received a mammogram in 2002. Based on FDA survey data, we estimate that in 2002 there were about 40 million screening mammograms performed in the United States. The sensitivity of modern mammography is estimated to be around 75%; that is, if a cancer is present there is a 75% chance that screening mammography will detect it. However, the specificity of screening mammography is not very high in that an average of 13% of screened women are called back for further tests while only about 0.5% of the women screened will actually have breast cancer. These false positives create anxiety for women while adding significant expense to screening mammography programs.

Diagnostic Mammography

        If an abnormality is detected in a screening mammogram, or a woman or clinician discovers a palpable lump, diagnostic mammography is performed. Call back rates range from 4% to 20% of women screened and average about 13% across the United States. While the total number of diagnostic mammograms performed per year is not known, we estimate that about 20% of all mammograms are diagnostic exams.

Diagnostic Ultrasound

        For lumps or masses discovered by palpation or mammography, diagnostic ultrasound is performed in addition to diagnostic mammography. Improvements in diagnostic ultrasound image quality as well as increased training for radiologists and surgeons who perform ultrasound exams have resulted in a large increase in diagnostic ultrasound exams. In certain cases radiologists are able to make a definitive diagnosis of benignity through the use of mammography and ultrasound for palpable and nonpalpable breast masses.

Breast Biopsy

        Following diagnostic mammography and ultrasound, about 20% to 30% of patients called back from a screened mammogram require a tissue biopsy. A biopsy may either be performed surgically or through a percutaneous (through the skin) procedure under ultrasound or stereotactic imaging guidance.

Needle Biopsy Contrasted with Surgical Tissue Biopsy

        A traditional surgical tissue biopsy involves the removal of a golf-ball sized piece of tissue from the breast. This procedure has several disadvantages:

  •
  The surgery is typically performed in an operating room under anesthesia;

  •
  The surgery takes about an hour and requires one to two days of home recuperation;

  •
  The incision can be disfiguring and scarring normally occurs; and

  •
  Internal scar tissue can interfere with the ability to detect suspicious lesions during subsequent mammograms.

        A less-invasive form of breast biopsy can be performed using a small needle and imaging guidance to direct the needle into the lesion detected by the mammogram. Approximately 40% of breast biopsies are performed with a needle under image guidance. We pioneered the clinical development of prone, stereotactic core needle biopsy together with several radiologists in the late 1980's. These clinical studies resulted in the development of the MammoTest system. Stereotactic core needle biopsies are less expensive than surgical biopsies because surgical biopsies are most often performed in a hospital or surgery center. A significant portion of the cost savings for core needle biopsy results from the lower overhead associated with physician offices and imaging centers, while maintaining the same efficacy as the surgical procedure.

        In September 2001, the American College of Surgeons published a consensus statement in the Journal of the American College of Surgeons that endorsed needle biopsies as preferable to surgical biopsy in most patients. The statement also indicated that percutaneous biopsy would often allow breast cancer to be treated with only one trip to the operating room, providing substantial cost savings for the healthcare system.

Our Products

        Our products address two markets: mammography and conventional radiology. Our breast cancer diagnostic product line includes the SenoScan TrueView digital mammography system and the MammoTest All-Angles prone stereotactic breast biopsy system. These products provide solutions across the diagnostic continuum in the mammography market. Our RE&S product line includes offerings for radiology, electrophysiology and surgery.

SenoScan TrueView Digital Mammography System

        We are a leader in the development of full field-of-view digital mammography systems. Our SenoScan TrueView Digital Mammography System was developed for screening and diagnostic mammography. SenoScan received FDA marketing clearance in September 2001 and European Community marking in November 2001. We installed our first SenoScan at a customer in the fall of 2001. The FDA has cleared SenoScan under a premarket approval (PMA) application. In addition to being approved by the FDA as equivalent to screening and diagnostic film mammography, a specific claim of up to a 40% to 60% reduction in patient x-ray dosage was approved. Key product features of the SenoScan include:

  •
  An ability to image almost all women with fewer exposures due to a large field-of-view; and

  •
  High resolution for improved visibility of subtle microcalcifications that can be strong indicators of early breast cancer.

        A SenoScan system is comprised of a gantry, an acquisition station, a local data storage repository and one or more review workstations. The acquisition station is installed in a shielded room where the patient is positioned for the mammogram. The patient has the breast compressed, which is then exposed to x-ray with the image recorded in digital format. The image is stored locally but is immediately available to one or more review stations for diagnosis. The image may also be transmitted to a local or remote data archive facility. The SenoScan system is frequently sold with peripheral equipment and software provided to us by others.

        SenoScan is a patented, slot-scanning system that operates with a detector directly coupled to the x-ray tube. The x-ray detector is a charged-coupled device, which is scanned underneath the breast, providing a very high-resolution digital image of the breast. Because the system does not require the use of a "scatter grid" to control scatter radiation, the radiation required to form an image is lower, resulting in a lower radiation dose to the patient. The SenoScan system covers a 21cm by 29cm field of view and thus is compatible with the great majority of breast sizes in screening mammography. The native resolution of the detector is 25 microns per pixel, which is used for diagnostic mammograms in an 11cm × 15cm field of view. In the screening mode the resolution is 50 microns per pixel with a field of view of 21cm by 29cm.

        Diagnostic radiologists have reported that digital mammography provides a number of advantages over conventional x-ray film mammography. Images acquired utilizing digital mammography may be displayed on a computer monitor, which allows image brightness and contrast to be varied. Diagnostic radiologists have the opportunity to manipulate a digital mammogram in order to improve their diagnosis, in some cases eliminating the need for a second mammogram. Because younger women typically have more dense breast tissue, which may not be visualized adequately with x-ray film mammography, this feature may be particularly useful in screening women under age 50. SenoScan is unique in its ability to provide mammographic images while exposing the patient to 40% to 60% less radiation than traditional x-ray film mammography. Other benefits include: real time acquisition (film processing is not necessary); digital archival media storage of the mammogram; an ability to implement computer-aided detection algorithms; and telemammography (digital transmission of mammograms for remote display and diagnosis).

        We participated in a $27 million study sponsored by the National Cancer Institute to measure the performance of digital mammography systems against conventional x-ray film systems. This trial, known as the Digital Mammographic Imaging Screening Trial, or DMIST, began in 2001 and involved four manufacturers and 20 institutions. At the conclusion of the study in late 2003, a total of approximately 50,000 women had been screened with both digital mammography and conventional film systems. The digital mammography diagnosis is now being compared to the x-ray film mammography diagnosis to evaluate the performance of the two imaging techniques. The results of the study are expected to be available in late-2004.

        Because digital mammography systems are substantially more expensive than x-ray film mammography systems, a major challenge affecting our sales will be the ability of health care providers to obtain increased payments by private insurance carriers and the Medicare program to make it cost effective for health care providers to acquire and use digital mammography systems. Medicare is estimated to provide coverage to about forty percent of the women who receive an annual mammogram. The Centers for Medicare and Medicare Services, or CMS, finalized Medicare reimbursement for digital mammography effective January 1, 2004. Digital screening mammography is reimbursed at $134.41 per exam and digital diagnostic mammography at $141.88 per exam. Film screen reimbursement rates also were increased to $84.76 for screening and $96.33 for diagnostic mammography. The average FDA-approved MQSA center performed 21 exams per day, according to an FDA-sponsored survey in August 2001. While CMS provides for higher reimbursements for digital mammography compared to x-ray mammography, as indicated by these reimbursement rates, the difference between digital mammography reimbursement rates and film screen reimbursement rates may not, in and of itself, make it economically compelling for healthcare providers to change to digital mammography systems.

        However, while digital mammography systems are substantially more expensive than x-ray film mammography systems, we believe the potential benefits of digital mammography, including significant operating cost reductions related to film and processing costs, cost of image storage, and improving workflow efficiencies, as well as improved imaging leading to earlier detection, and increased volume of patient screenings will be compelling reasons for health care providers to purchase digital mammography systems.

MammoTest/MammoVision Systems

        We have produced our MammoTest stereotactic breast biopsy system since 1988, and sales of this product constituted 47%, 61% and 61% of total revenues for 2002, 2001 and 2000, respectively.

MammoTest enables core needle biopsy of the breast for the minimally-invasive removal of suspicious tissue. The MammoTest system consists of an elevating prone-position table, a mammographic x-ray imaging system and a stereotactic needle guidance system used during the target localization process, biopsy procedures and placement of a breast applicator set during interstitial therapy procedures. Stereotactic refers to the technique of locating a lesion in a three-dimensional field using x-ray imaging, and directing the tip of a core needle to the site of the lesion for tissue removal. With the MammoTest system, the patient lies prone on the table with the breast hanging pendulant through an opening in the table. The digital x-ray imaging camera is located beneath the table where the breast is compressed and two digital x-ray images are acquired at separate angles. MammoTest is a mature product and competes with one other prone table biopsy systems. In 1992, we introduced MammoVision, the first charge-coupled device imaging system cleared by the FDA that produces breast tissue images on a nearly real-time basis. With the aid of proprietary software, the coordinates of a breast lesion are automatically calculated. These coordinates are then transmitted to the Autoguide, a motor-driven needle holder assembly that precisely positions the biopsy needle at the lesion.

        We have introduced additional enhanced versions of MammoTest. In 1995 we introduced MammoTest Plus and MammoVision Plus. The MammoTest Plus system permits 360-degree access to the breast. It also incorporates the features of Target on Scout that provides additional imaging capability important to assuring accuracy of the biopsy and Lateral Arm, and provides 360-degree access to the breast allowing small breasts (less than 2.5cm when compressed) and breast lesions in difficult locations to be biopsied more easily. In 1998, we introduced the MammoTest Plus "S" surgical system. The MammoTest Plus "S" is based on the MammoTest Plus prone biopsy system, with enhancements designed to support the more advanced techniques performed in the surgical market segment. During 2001, the Elite Camera was introduced for more advanced, high resolution imaging capability. In 2002, we released the latest version of the Mammotest, the Mammotest Select. We continue to invest in product development efforts focused on further enhancements to MammoTest.

General Radiology Products

        Prior to our introduction of the MammoTest system in 1988, our business was focused primarily on manufacture and sale of x-ray products directed to the general radiology market. Beginning in the third quarter of 2002, we reinitiated efforts to more aggressively market and sell our Electrophysiology and VersaRad products by establishing our RE&S division to focus on these product offerings. We are also investing product development efforts on redesigning and enhancing these products.

        Electrophysiology Products.    The treatment of cardiac arrhythmia patients typically involves a diagnostic study of the electrical functioning of the heart with an electrophysiology, or EP, study. We estimate that approximately 200,000 EP studies are performed each year by electrophysiologists. When an EP study indicates that the patient requires a surgical procedure, the electrophysiologist will map the electrical activity in the patient's heart in an effort to locate the precise area of the heart that is causing the arrhythmia. We manufacture the EP x-ray imaging systems, tilt-tables and our Bloom Stimulator, which are used by electrophysiologists to evaluate the best course of treatment. In 1995, we introduced the EP/X x-ray system, an economical, state-of-the-art single plane system designed to meet the unique requirements of the electrophysiologist. In 1997, we introduced the EP/X bi-plane x-ray system. In addition, we manufacture the Bloom Stimulator that is used by electrophysiologists in the treatment of patients with cardiac arrhythmia, as well as when patients receive pacemakers and implantable defibulators. We introduced a significant upgrade to the EP/X System in 2003 that includes a new high-resolution digital imaging system along with a generator upgrade providing a 300% increase in power output, thus enabling the clinician to better image larger patients.

        VersaRad.    The VersaRad system is an enhancement of our Traumex general x-ray system. VersaRad capitalizes on unique positioning capabilities requiring minimal patient movement, making it well suited for emergency room applications. It is also a versatile general radiographic system, allowing

x-ray of every bone and joint in the body. The VersaRad is available for use with a traditional x-ray film cassette as well as a digital array.

Backlog

        As of December 31, 2003, we had backlog of approximately $19.8 million, including $8.4 million related to a large order from an international customer which was shipped in December 2003. Revenue was not recorded as of December 31, 2003 for the $5.9 million shipment because our criteria for revenue recognition was not met. The customer paid the entire invoice amount in 2004. Our backlog generally includes only product orders for which we believe to be firm orders where delivery is requested within the upcoming twelve months. However, as our customers may delay or cancel orders at any time prior to delivery, backlog as of any particular date should not be relied upon as being indicative of our revenues for any future period. As of December 31, 2002, we had backlog of approximately $2.5 million.

Research and Development

        We employ 23 development engineers who are dedicated to the enhancement of our existing products and the development of next-generation products for the diagnosis and treatment of breast cancer and the general radiology market. The product development efforts of our internal engineering staff are currently focused on engineering, system design and software development to enhance of our SenoScan digital imaging system will be directed primarily to the enhancement of our SenoScan Digital Imaging System and MammoTest products. One current product development focus is collaboration with two companies related to qualifying their cancer detection software to operate in association with SenoScan. This enabled us to offer our customers an option package that includes computer-aided detection (CAD) software for use with SenoScan. We believe radiologists will prefer to use CAD programs that are integrated with the digital mammography system, since it is much less labor intensive to operate the software as part of a digital mammography system. With regard to MammoTest we may create development partnerships with surgical instrument companies that desire to qualify their instruments on MammoTest to create a complete solution for minimally-invasive surgery outside the mammography market.

        We are also actively engaged in a collaboration with Philips Electronics supported by $468,000 Phase I SBIR grant from the National Cancer Institute directed at integrating Philips Electronics ultrasound imaging technology with our digital mammography capability. We entered into a separate collaboration with IBM supported by a four year, $1.2 million fast track SBIR grant from the National Cancer Institute to evaluate the performance and clinical efficacy of the advanced IBM T221 flat panel display as part of the SenoScan mammography review workstation. We will begin receiving proceeds from this grant in 2004.

        Our research and product development expenses were approximately $4.6 million, $3.3 million and $3.7 million in 2002, 2001 and 2000, respectively.

Sales and Marketing

        Our SenoScan digital imaging system was introduced in the third quarter of 2001 and our marketing plan for the product is currently being deployed. This marketing plan is primarily directed towards the physician/user and, to a lesser extent, healthcare administrators. Our marketing to the physician/user is focused on over 1,000 current MammoTest customers that are mammography centers, whether engaged in screening and diagnostics, teaching or research. Our physician marketing for SenoScan focuses on demonstrating the technical, clinical and financial benefits of digital imaging as compared to x-ray film diagnosis. In addition, we provide the consumer/patient with brochures outlining the digital mammography process and its potential benefits compared to x-ray film.

        The market for our MammoTest product is mature, as the use of stereotactic breast biopsy is a well-established diagnostic procedure. Furthermore, customer requirements and the competitive landscape are much better known in the physician community for breast biopsy than for digital imaging. Our marketing effort for MammoTest focuses on existing customers as well as the emerging corporate healthcare buyers, such as Health Trust Purchasing, AmeriNet and Broadlane.

        We market our RE&S products through several channels including direct sales personnel, partnering and other marketing efforts. We have two direct sales personnel who call on hospitals with our EPX, SPX and VersaRad product lines. We also sell our Bloom Stimulator directly to end user physicians as well as to General Electric (GE) for resell. We previously had an Original Equipment Manufacturer (OEM) agreement with International Surgical Systems (ISS) to resell our SPX products. ISS filed for bankruptcy and is no longer in operations. We are focusing our marketing efforts for our SPX products and SPX upgrades on customers who purchased our surgical imaging product from ISS while our OEM agreement was in place.

        The market for each of our product lines is characterized by an aggregation of buyers due to healthcare industry consolidations as well as emerging corporate healthcare buyers used by hospitals to improve cost containment. Therefore, fewer decision-makers are making more substantial purchasing decisions. In this environment, ensuring high customer satisfaction is a key strategy for maintaining marketing and sales momentum. Our marketing activities include trade shows, advertising in professional journals, conferences and physician training programs. The marketing group develops sales leads and assesses customer satisfaction with our products, as well as with direct and dealer service performance.

        We sell our products worldwide primarily through our direct sales force and dealers. As of December 31, 2002, we had 18 direct sales people whose territories cover primarily large metropolitan areas. In addition, we have a limited number of dealers in the United States. All our international sales and service operations are now headquartered at Fischer Imaging International, Geneva, Switzerland. In 1998, we entered into an agreement with Ethicon Endo-Surgery (EES) Europe, a subsidiary of Johnson & Johnson, Inc., for the distribution of the MammoTest system in Europe. Under this agreement, we provide installation, applications and service support, while EES Europe is responsible for sales of the MammoTest system. EES Europe's sales force provides sales coverage in the major European countries. During 2002, 2001 and 2000, the Company's total foreign revenues were $6.0 million, $7.2 million and $10.0 million, respectively.

Service

        Our service organization is responsible for installing our products and providing warranty and repair services. Products sold by our direct sales force typically carry limited warranties covering parts and labor for twelve months. Products sold through dealers carry more limited warranties, with terms ranging from six to twelve months and typically covering only parts or components. Service personnel offer maintenance service either under contracts or at hourly rates. In many foreign countries outside of Europe, we use dealers and third parties to provide maintenance service for our products. As of December 31, 2002, we employed 44 field and technical support engineers and seven administrative and management personnel in our service organization.

Manufacturing

        Our products are manufactured in our production facility in Denver, Colorado. The manufacturing process is primarily assembly, integration, testing, and quality control of out-sourced components and assemblies. This represents a significant change in our manufacturing strategy from 2001 and prior, when we manufactured a substantial number of these components ourselves. For the most part we now purchase all of our parts, peripheral components and sub-components for our systems.

        Many parts and components for our systems are generally readily available from several supply sources. However, for several critical components including detectors, transformers, cameras, autoguides and x-ray tubes used in each of our product lines, we rely on one supplier for each of these key components. The manufacture of these components is highly complex and requires a precise high quality manufacturing processes from our suppliers. Our sole supplier for our detectors has experienced sub-component supply difficulties from their vendors and we have experienced product failures on these detectors during our pre-assembly quality testing process. We have also experienced performance issues with several of these suppliers in meeting our supply chain needs and quality requirements. As a result, we have experienced unanticipated production problems that have caused us to miss customer shipment request dates, delay production and incur additional costs related to manufacturing, shipping and installation. Changes in design for our products, including our mammography detectors and our RE&S product line, could result in unanticipated production problems in the future. We are seeking to qualify a second supplier for each of our key components and subsystems to ensure a more consistently higher quality and reliable parts and components and to increase our manufacturing capacity, but cannot assure that we will be successful. Obtaining alternative sources of supply of components or systems that are available from only one or a limited number of suppliers could involve significant delays and other costs, and these supplies may not be available to us on reasonable terms, if at all.

        Our quality assurance program meets the requirements of both the U.S. FDA Quality System Regulation (QSR) and ISO 13485, the international quality system standard for medical devices. It includes various quality assurances and quality control measures from inspection of incoming materials and assemblies through in-line inspection, final configuration testing, and monitoring of complaints. Based on data gathered from these activities, we undertake actions to correct and prevent problems that may occur both during production and during product use.

Intellectual Property

        We seek to protect our proprietary rights through a combination of technical experience, patent, trade secret and trademark protection and nondisclosure agreements. Our future success will depend in part on our ability to obtain and enforce patent protection for our products and processes, preserve our trade secrets and operate without infringing on the patent or proprietary rights of others. Our issued patents cover, among other things, certain features of our MammoTest stereotactic breast biopsy system, our SenoScan digital mammography system and related technologies and processes.

        We have a significant number of U.S. and foreign patents and pending patent applications covering various aspects of our products. A number of our patents issued between 1985 and 1990 will be expiring during the next five years. We also rely on trade secrets and proprietary knowledge that we seek to protect, in part, through appropriate confidentiality and proprietary information agreements. These agreements generally provide that all confidential information developed or made known to an individual during the course of his or her relationship with us is not to be disclosed to third parties, except in specific circumstances. They also generally provide that all inventions conceived by the individual in the course of his or her services to us are our exclusive property.

        From time to time, we have entered into technology license agreements under which we pay nominal royalties in connection with the sale of products using a third party's technology. As discussed in more detail below in "Management's Discussion and Analysis of Financial Condition and Results of Operations," we are receiving an annual royalty of $900,000 in connection with our license of certain technology to ThermoElectron/Hologic.

        Our registered trademarks include Fischer®, Fischer Imaging®, MammoTest®, SenoScan®, MammoVision®, TRAUMEX®, VersaRad-A® and VersaRad-D®. Our other trademarks include MammoTest Plus™, MammoTest Plus "S"™, MammoVision Plus™, MammoSound®, Target on Scout™, EPACE™, and EP/Stim™, EP/X™, EP/X™ and SPX™-Surgical Imaging System.

Competition

        The medical device industry is intensely competitive. Many companies are actively engaged in research and development of medical devices for mammography and breast biopsy. There is significant interest in the development of digital imaging systems and other competing technological approaches for mammography (for example, ultrasound, CT scan, MRI) by many current and prospective competitors. Most of these companies have substantially greater financial and other resources, larger research and development staffs, and more extensive marketing and manufacturing organizations than we do. Additionally, some of them have considerably more experience in regulatory approval procedures.

        We face significant competition in digital imaging from large companies that are pursuing the same digital mammography market. In 2000 the FDA cleared the Senographe 2000D from General Electric, and in 2002 the FDA cleared a digital mammography system from Hologic. Additional companies have announced plans to develop digital mammography systems, including Siemens, Fuji and Kodak. We also have significant competition in our RE&S products from many companies that are pursuing the same market. EPMed manufacturers a product similar to our Bloom Stimulator product. GE, Siemens, Phillips Electronics and Omega Medical Systems each manufacture and sell products similar to our EPX product. SwissRay is a primary competitor for our VersaRad product line.

        We believe that current customer interest in our SenoScan Digital Imaging System results from its high image resolution, which is currently unique in the market. However, developments by others in digital imaging or in other screening technologies that may be able to identify breast abnormality earlier or more accurately may render our digital mammography system or other technologies obsolete or noncompetitive. We will continue to face intense competition from other companies for collaborative arrangements and for securing licenses to additional technologies. These competitors, either alone or with their collaborative partners, may succeed in developing technologies or products that are more effective than ours, or they may be more effective at marketing and selling their products. In the smaller, breast biopsy market, similar dynamics apply but to a lesser degree.

Third-Party Reimbursement

        In general we cannot predict what effect the policies of government agencies and other third party payers will have on future sales of our products, and such policies may have a material, adverse impact on our business. Third-party reimbursement from Medicare or private payers has been a major inhibitor to the adoption rate of our digital imaging products and sales of our stereotactic breast biopsy systems and RE&S products. We believe that focusing on cost reduction and increasing the number of procedures that can be performed in a given time period may be the optimal means of addressing the challenges posed by limitations on reimbursement.

        Medicare reimbursement for hospitals represents about 40% of all hospital revenues. Since 1983, Medicare has limited reimbursement for Medicare inpatients to a fixed amount, based on specified categories of diagnosis known as Diagnosis Related Groups or DRG's. Hospital profit margins have been reduced significantly since the introduction of fixed reimbursement amounts based on DRG's. Therefore, hospitals have a financial incentive to use less-costly treatment methods. If a new technology is considered to be more cost effective, hospitals will often make capital investments to provide cost savings. Frequently, but with a significant time lag, Medicare reimbursement rates are reduced to reflect the adoption of a new procedure or technique and, as a result, hospitals are generally willing to implement new cost saving technologies before these downward adjustments in rates become effective.

        Medicare is estimated to provide coverage to about forty percent of the women who receive an annual mammogram. The Centers for Medicare and Medicare Services, or CMS, finalized Medicare reimbursement for digital mammography effective January 1, 2004. Digital screening mammography is reimbursed at $134.41 per exam and digital diagnostic mammography at $141.88 per exam. Film screen reimbursement rates also were increased to $84.76 for screening and $96.33 for diagnostic mammography. The average FDA-approved MQSA center performed 21 exams per day, according to an FDA-sponsored survey in August 2001.

        In August 2000 Medicare implemented a prospective payment system for all outpatient procedures performed on behalf of Medicare beneficiaries. The new payment system uses Ambulatory Procedure Codes, or APC's, to group similar procedures and make fixed payments to hospitals for the technical expenses associated with outpatient procedures. This prospective payment system is similar to the DRG inpatient payment system and early experience indicates difficulty in properly determining the APC groups to which certain procedures belong. Technical payment amounts for some procedures such as diagnostic mammography are well below the cost of performing the procedure and this low reimbursement may dissuade hospitals from expanding diagnostic mammography services. In addition, while technical payments increased for open surgical biopsies beginning in January 2002, the technical fees related to core needle biopsy performed in a hospital outpatient setting actually decreased. These payment changes may adversely impact our sales of mammography systems and stereotactic breast biopsy systems.

        Reimbursement for physician services provided to Medicare beneficiaries is made under a physician fee schedule administered by CMS and the American Medical Association, or AMA. Procedures are assigned specific Common Procedural Codes. The valuation of these codes is accomplished by determining the relative value of work required to perform the procedure as well as the practice expenses associated with the procedure. The total number of relative value units, or RVU's, are multiplied by an annual conversion factor for Medicare payments to physicians. This conversion factor is determined annually by CMS. The conversion factor translates into dollars, and equals the total amount that physicians will receive for a particular procedure. For 2002, Medicare reduced the conversion factor for Medicare Part B payments by 4.7%, essentially reducing physician remuneration by the same amount for all Medicare procedures. Percutaneous breast biopsy procedures however were generally increased as the number of RVU's allocated to the procedure were increased. In addition, rates for both diagnostic and screening mammography were increased over the rates in 2001 by about 17% and permanent reimbursement amounts were set for both screening and diagnostic digital mammography. The rates for digital mammography were set about $40 higher than the film screen mammography rates.

        Normally private insurance carriers follow Medicare's lead in determining whether to provide coverage for medical procedures and frequently base payment from the Medicare physician fee schedule. Historically private insurance carriers have paid up to 40% more than Medicare rates but there is no assurance that private carriers will continue this practice. For high volume procedures such as mammography screening, private insurance carriers negotiate fee schedules with providers that may in fact be lower than the Medicare fee schedule. While Medicare reimbursement rates for digital mammography procedures is sufficient to allow most MQSA centers to amortize the cost of systems such as our SenoScan digital mammography system, failure of a majority of private carriers to adopt Medicare rates for digital mammography could adversely impact our sales of its SenoScan system. In at least one instance, Blue Cross and Blue Shield of Illinois has indicated that full field digital mammography is considered "investigational" and therefore is not eligible for coverage.

Regulation

        The medical devices manufactured and marketed by us are subject to regulation by the U.S. FDA and, in many instances, by foreign governments. Under the Federal Food, Drug and Cosmetic Act,

known as the FD&C Act, manufacturers of medical devices must comply with certain regulations governing the design, testing, manufacturing, packaging and marketing of medical devices. The majority of our products are also subject to the Radiation Control for Health and Safety Act, administered by the FDA, which imposes performance standards and record keeping, reporting, product testing and product labeling requirements for devices that emit radiation, such as x-rays.

        The FDA must approve all our medical devices for marketing before commercial distribution can take place. This approval is based on their evaluation of either 510(k) or PMA (Pre Market Approval) filings. A 510(k) filing is pursuant to Section 510(k) of the FD&C Act that provides for FDA approval of certain devices that are substantially equivalent to devices that have been continuously marketed since May 28, 1976. Most of our products are subject to this type of filing, including our MammoTest stereotactic breast biopsy system, our electrophysiology programmable stimulator, and other general radiology equipment.

        The PMA filing and approval process is a more complex and lengthy testing and review process than the 510(k) process. A company must first obtain an investigational device exemption, known as an IDE, for the manufacturer to conduct extensive clinical testing of the device to obtain the required clinical data for the filing. The FDA will thereafter only grant approval if it finds that the safety and efficacy of the product has been sufficiently demonstrated through the clinical testing as well as the manufacturer's laboratory testing and third party product safety agency testing. Then, after the FDA approves the product for distribution, annual reports must be submitted to update the FDA on the product's status. The manufacturer must obtain further approval if changes to the product affect the safety and efficacy claims under which the original approval was given. One product that we manufacture is subject to this process, the SenoScan TrueView Digital Mammography System. We received pre-market approval from the FDA on the SenoScan in September 2001. This pre-market approval permitted us to begin marketing efforts in the United States and launch it commercially.

        Our systems are also subject to approval by certain foreign regulatory and safety agencies, including the European Union, where we market our products under the Medical Device Directive. During an annual surveillance audit in December 2003, the European Notified Body, which is the authorizing agency of the CE Mark, cited us for failing to satisfactorily comply with some Medical Device Directive documentation requirements, failing to meet some quality system requirements, and for failing to properly certify the MammoTest product line to international performance standards. As a result, we may not ship the MammoTest product line to EU countries until the deficiencies are resolved. The CE mark is a symbol, which reflects that products meet relevant international performance and safety standards, and is required for sales into the countries that are members of the European Union. We expect these to be resolved in the second quarter of 2004.

        We cannot assure that the FDA or foreign regulatory agencies will give the requisite clearances for any of our medical devices under development on a timely basis, if at all. Moreover, after clearance is given, these agencies can later withdraw the clearance or require us to change the device or its manufacturing process or labeling, to supply additional proof of its safety and effectiveness, or to recall, repair, replace or refund the cost of the medical device, if it is shown to be hazardous or defective. The process of obtaining clearance to market products is costly and time-consuming and can delay the marketing and sale of our products.

        As a manufacturer of medical devices, we are subject to additional FDA regulations, including the Radiation Control for Health and Safety Act of 1968, which specifically regulates radiation-emitting products. In addition, our manufacturing processes and facilities are subject to continuing review by the FDA. Most states and many other foreign countries monitor and require licensing of X-ray devices. Federal, state and foreign regulations regarding the manufacture and sale of medical devices are subject to future change. We cannot predict what impact, if any, such changes might have on our business.

        FDA regulations require manufacturers of medical devices to adhere to "The Quality System Regulation, (QSR) found in 21 CFR part 820", which includes testing, quality control, quality assurance, corrective action, preventive action, and documentation procedures for design, manufacturing, installation and servicing. Our manufacturing facilities are subject to periodic inspections by the FDA.

        In December 2002, following an earlier periodic inspection that resulted in the FDA issuing a Form 483 containing inspectional observations, the FDA issued a Warning Letter, or formal notice, regarding deficiencies in the way our quality system satisfies the QSR requirements. We responded to the Warning Letter findings and observations and instituted corrective actions. We expect the FDA to conduct an inspection to verify the effectiveness of our corrective actions during the next few months. While we believe the corrections we implemented will effectively resolve the deficiencies cited, there is no assurance the next FDA inspection will identify no further deficiencies.

        Failure to satisfy FDA requirements can result in an inability to receive awards of federal government contracts, to receive new marketing or export clearance for products, or FDA enforcement actions including, among other things, product seizure, injunction, and/or criminal or civil proceedings being initiated without further notice.

        We are also subject to other federal, state, local and international laws and regulations related to worker health and safety, environmental protection and export controls. Some of our technology is governed by the International Traffic in Arms Regulations of the United States Department of State. As a result, the export of some of our systems to some countries may be limited or prohibited. We believe Fischer is in compliance, in all material respects, with these other laws and regulations and that maintaining such compliance will not have a material financial impact on future capital expenditures or results of operations.

Employees

        As of December 31, 2002, we had 232 employees, including 71 in manufacturing, 27 in engineering, 89 in sales, marketing and service and 28 in administration and 17 in international operations. None of our employees are parties to a collective bargaining agreement. We consider relations with our employees to be satisfactory. On an as-needed basis we sub-contract for personnel to augment our needs.

Website Access

        Our website address is www.fischerimaging.com. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports at our website under the heading "Investor Relations" or at the SEC's website address, which is www.sec.gov. The SEC website also contains proxy and information statements and other Company information. These reports are available on our website as soon as reasonably practicable after we electronically file them with the SEC. However, we do not intend to amend our prior filings based on the restatement. The reference to our website does not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document.

Other Sources

        The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room, located at 450 Fifth Street NW, Washington, DC 20549, and may obtain information about the operation of the Public Reference Room by contacting the SEC at 1-800-SEC-0330.

Risk Factors

        The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our operations. The occurrence of any of the following risks could harm our business. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

  Risks Related to Our Business

  We have a recent history of operating losses that have substantially reduced our cash reserves and may threaten our continuing operations.

        We have sustained operating losses during seven of the last twelve quarters ending December 31, 2002 of $15.8 million in the aggregate. These losses exceeded $5.8 million in the three months ended December 31, 2002. Further, we sustained operating losses in for the year ended December 31, 2003 totaling $15.4 million.

        Our future product and services revenue growth depends substantially on increased customer acceptance of our new SenoScan Digital Imaging System, our ability to develop valuable enhancements to SenoScan and MammoTest and on our ability to increase sales of our RE&S products. If the SenoScan product is not accepted, or if product sales overall do not increase, or if margins on the sales of all of our products do not improve, our cash reserves could be exhausted. If this occurs, we will be required to raise additional operating capital through equity or debt financings. We can provide no assurance that we can raise additional funds if necessary, or that these funds can be raised in a timely fashion or on acceptable terms. Current stockholders could experience substantial capital dilution or subordination of their investment to the rights of new investors. If we were unable to raise additional funds it would be necessary for us to further reduce personnel or curtail operations, which would adversely affect our ability to market, sell and support our products.

  We face risks relating to our liquidity.

        In the past six quarters ended December 31, 2003 we have incurred significant costs related to, among other things, legal, accounting and other professional fees associated with our internal review of various accounting and other matters, the ongoing investigation of the Company by the SEC, the shareholder class-action lawsuit and other legal proceedings described below. In addition we are making significant investments in product development and redesign, and in the development and implementation of sound internal controls, corporate governance policies and procedures designed to enhance the accuracy, quality and consistency of our financial information and reporting and other significant corrective activities. We will continue to incur significant related expenses in the future. If we are not able to significantly reduce our operating expenses, improve our operating margins, or we become subject to other significant judgments or settlements in connection with the legal proceedings described in Item 3 of this Annual Report on Form 10-K, we may require additional financing. Additional equity or debt financing may not be available on acceptable terms, or at all, in part because our common stock was delisted from The Nasdaq Stock Market. If we are unable to obtain additional capital, we may be required to reduce our sales and marketing activities, reduce the scope of, or eliminate, our research and development programs, or relinquish rights to technologies or products that we might otherwise seek to develop or commercialize.

        For a further description of the nature of the risks relating to our liquidity see, "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

  We depend on skilled personnel to operate our business effectively, and if we are unable to retain existing, or hire additional, personnel, our ability to develop and sell our products could be harmed.

        Our success largely depends upon the continued service of our sales and technical personnel, many of whom could be difficult to replace. Competition for qualified technology and market-experienced employees is intense, and our business could be adversely affected by the loss of core competencies in engineering, manufacturing, marketing and sales. We cannot assure you that we will continue to be successful in hiring and retaining qualified and properly trained personnel. The illiquidity of our common stock may also affect the attractiveness of equity incentives that are part of our compensation program used to attract and retain key personnel. The failure to attract, retain, motivate and train qualified new personnel could have a material, adverse effect on our business.

  Our market is unpredictable and characterized by rapid technological changes, competitive technologies and evolving standards, and, if we fail to keep up with such changes, our business could be negatively affected.

        The market for our products is characterized by rapid and significant changes in competitive technologies, evolving medical industry standards, the frequent introduction of new products and alternative surgical procedures. Products based on new technologies could replace or reduce the importance of current procedures that use our products and render these products noncompetitive or obsolete. Therefore, our success will depend in part on our ability to respond quickly to new product introductions, marketing campaigns and medical and technological changes through the development of new products. We may not be able to develop new products in a timely or cost-effective manner, if at all, and demand for our current products could be significantly diminished. Because we compete in a high technology environment, competitive product instructions occur on a frequent basis. New, breakthrough technology in the areas of computer tomography (CT) and position emission tomography (PET) scanning, magnetic resonance and ultrasound imaging may trigger a sharp drop in interest in our products. In addition, this convergence of multiple imaging modalities may cause our products to be outdated.

  The success of our new products depends on successful product design efforts, receipt of FDA clearances, and market acceptance.

        Current research and development efforts are focused on the development of the next generation of SenoScan, our full field digital mammography system. In addition, significant efforts are being expended on the integration of ultrasound with the MammoTest Plus "S" system. These products involve technological innovation and require significant planning, design, development and testing at the technological, product and manufacturing process levels. Significant investments in research and development, equipment, inventory, manufacturing and marketing are also required. Lengthy and expensive clinical trials could also be required prior to submission to the FDA for marketing approval. All of these expenses occur well in advance of any potential product revenue from that generation of the product. We may not be able to successfully design, manufacture and market new generations of products and the new products may not receive FDA clearance, or FDA clearance may be delayed. In addition, our newest products may be used with minimally invasive surgical procedures and we believe that we must demonstrate to physicians and managed healthcare organizations the clinical benefits, safety, efficacy and cost-effectiveness of our products for such procedures. In particular, we must demonstrate that our products are an attractive alternative to other products and methods that are widely known and accepted. Radiologists may not embrace such techniques as replacements for conventional x-ray imaging in the case of SenoScan or surgeons may not embrace such techniques for open surgical procedures in the case of MammoTest, and hospitals may not be willing to invest in, and use, our products. Lack of widespread acceptance of these products could have a material, adverse effect on our future revenues and earnings.

  We compete with companies that have substantially greater financial, engineering, marketing and sales capabilities.

        Our market is intensely competitive. Our competitors include large, multinational corporations, including GE Medical Systems, Siemens, Philips, Toshiba, and Hitachi, as well as a number of smaller, more focused companies such as Hologic Corporation. Many of these companies supply a broad range of medical products and equipment to their customers, and have a substantial pre-existing presence resulting therefrom.

        Most of our product revenue during the past five years has been derived from our MammoTest system, which was introduced in 1988. The market for MammoTest is mature and our product principally competes with the Hologic prone-positioning breast biopsy system, which is aggressively priced and marketed. Many larger companies, including GE Medical Systems, Philip and Siemens, also offer a form of stereotactic add-on systems. Due to the maturity of this market, we expect prices and margins for MammoTest to decrease over time, which could adversely affect operating revenues and margins. Our SenoScan digital mammography product received FDA clearance in September 2001 and currently competes with digital offerings from GE Medical Systems and Hologic. In 2000, the FDA cleared the Senographe 2000D from General Electric for marketing in the U.S. In 2002, the FDA cleared a digital mammography system from Hologic, which Hologic is able to market to its existing analog system customers. Additional companies that have announced plans to develop digital mammography systems include Siemens, Kodak, and Planmed. To date none of these companies has made public any submission to the FDA for PMA approval.

        We also compete with companies that are using competitive technologies to address the challenge of early, more accurate screening for breast cancer. These technologies include CT scanning, magnetic resonance imaging (MRI) and Ultrasound. One or more of those competing technologies may enable physicians to detect or rule out breast cancer more accurately, or earlier in its development, which would adversely affect the market for SenoScan.

        Many of our competitors have larger installed bases and far greater financial, management, manufacturing, sales and marketing and other resources than we do. As a result, they are able to more quickly adapt to new or emerging technologies and changes in customer requirements, and devote greater resources to the development, manufacture, promotion and sale of their products. We also face competition from sellers of used x-ray imaging equipment, particularly general radiology systems, at prices substantially below the prices of our new products. If we are unsuccessful relative to our competitors, our operating revenue may be adversely affected.

  SenoScan, our digital imaging system, is a relatively new product and may need enhancements. Its success is subject to the development of the market for digital imaging.

        We introduced our SenoScan digital imaging product in the third quarter of 2001. We encountered a significant number of product and systems challenges in the initial commercial deployments of the SenoScan product that forced us to expend scarce engineering resources on software bug fixes and retrofits, and which delayed our ability to attain customer acceptance of these products. We believe that SenoScan will require additional engineering and software development resources to be directed to enhancements or improvements to the SenoScan design, implementation or integration with customer work flow improvements such as PACS. We may not be able to do so on a timely basis, if at all, and may only be able to do so at considerable expense. We may encounter problems with design, implementation and integration of our SenoScan product, including delays or malfunctions of the operating software. Any significant reliability problems we experience with SenoScan could result in adverse customer reaction and negative publicity and could harm our business and sales prospects. In addition, the market for SenoScan is not yet clearly defined or developed. The use of SenoScan in many cases would require these potential customers to either modify or replace their existing x-ray imaging equipment. Moreover, we believe that a major factor in the market's acceptance of digital imaging technology is the transition by the healthcare industry from conventional film archiving systems to storage of x-ray images electronically. Because the benefits of our direct-to-digital technology may not be fully realized by customers until they install an electronic storage platform, a large potential market for these products may not develop until electronic storage is more widely used. Because of the early stage of the markets for these products, it is likely that our evaluation of the potential markets for these products will vary with time. A significant market for SenoScan and digital imaging products for the diagnosis of breast cancer may not develop.

  Our management members have spent considerable time and effort dealing with internal and external investigations, the restatement of historical financial statements and the development and implementation of improved accounting and disclosure controls and procedures.

        In addition to the challenges of the SEC investigation, the shareholder class-action lawsuit and other legal proceedings described below, our new management members have spent considerable time and effort dealing with internal and external investigations involving our previous internal controls, and in developing and implementing accounting policies and procedures, disclosure controls and procedures and corporate governance policies and procedures. The significant time and effort spent may have adversely affected our operations and may continue to do so in the future.

  We face risks related to the investigation by the SEC and related to other legal proceedings.

        In April 2003, we reported to the Securities and Exchange Commission that we would restate our financial results for the reporting periods beginning January 1, 2000 and ending September 30, 2002. On June 9, 2003, we received notice of a formal order of investigation and subpoena from the Securities and Exchange Commission. The investigation relates to the preparation of our financial statements for the years 2000, 2001 and portions of 2002. This request follows the voluntary disclosures that we made to the SEC beginning in April 2003. Those disclosures follow the previously announced formation of an independent board committee, assisted by the law firm of Hogan & Hartson, to review the facts and circumstances underlying the decision to restate financial results. We have since provided documents and other information related to its investigation to the SEC. While we intend to continue our full cooperation with the SEC investigation, we cannot predict the outcome of the investigation. If the SEC finds wrongdoing on our part, a financial or administrative penalty may be imposed which could jeopardize our financial viability. In addition, such findings could provide grounds for additional stockholder lawsuits against us.

        In addition, we and certain former officers have been named defendants in a class-action lawsuit. The findings and outcome of the investigations described above may affect the class-action lawsuit that is pending. We are generally obliged, to the extent permitted by law, to indemnify our directors and officers who are named defendants in some of these lawsuits. We are unable to estimate what our liability in these matters may be, and we may be required to pay judgments or settlements and incur expenses in aggregate amounts that could have a material, adverse effect on our business, financial condition, results of operations and cash flows.

        We currently have director and officer liability insurance that may pay a portion or all of the fees incurred in defending against claims and the damages of an award. However, if the plaintiffs are successful, we may not have enough insurance to cover the judgment, or our insurers may seek to deny coverage. If we lose this lawsuit it may create uncertainty in the marketplace for our products. If the judgment is severe, the financial burden may be so great as to jeopardize our financial viability.

        For a further description of the nature and status of these legal proceedings see, "Item 3—Legal Proceedings."

  Our investors, customers, vendors, suppliers, employees and prospective employees may react adversely to the restatement of our historical financial statements and our inability to file in a timely manner all of our SEC filings.

        Our future success depends in large part on the support of our investors, customers, vendors, suppliers, employees and prospective employees. The restatement of our historical financial statements and our inability to file on a timely basis all of our SEC filings has resulted in negative publicity about us, has resulted in the de-listing of our common stock from the Nasdaq Stock Market, and has, and may continue to have, a negative impact on the market price of our common stock. The restatement of our historical financial statements and our inability to file all of our SEC filings in a timely manner also could cause some of our customers or potential customers to refrain from purchasing or to defer or cancel purchases of our products. Additionally, our current and potential vendors and suppliers may re-examine their willingness to do business with us, to develop critical interfaces for us or to supply products and services if they lose confidence in our ability to fulfill our commitments. Finally, employees and prospective employees may factor in these considerations relating to our stability and the value of any equity incentives in their decision-making regarding employment opportunities.

  The composition of our senior management and board of directors has changed significantly. Such members' attention has been diverted to matters other than our strategic plan and business operations, which may negatively affect our results of operations.

        In the past 22 months, we replaced our chief executive officer twice and our chief financial officer twice, five directors resigned, we added four new members to our board of directors and we replaced nearly all of our senior operating managers. It will take some time for our new management team and board of directors to develop strong working relationships with our operating managers and to execute our strategic plan and annual operating plan. Moreover, new management's ability to complete this process has been and continues to be hindered by its need to spend significant time and effort dealing with internal and external investigations, developing effective corporate governance procedures, strengthening reporting lines and reviewing internal controls. We cannot assure you that this restructuring of our board of directors and senior management team, and the accompanying distractions, will not adversely affect our results of operations.

  The RE&S Division, established in mid-2002, may not be successful.

        In late 1999 and early 2000, we de-emphasized our operations in the general radiology area. In mid-2002, we created the RE&S Division to re-focus resources and energy on our non-breast care products such as our EPX-Electrophysiology Single Plane Imaging System, EPX-Electrophysiology Bi-Plane Imaging System, VersaRad-A & D—multi-positioning imaging systems and the Bloom Electrophysiology Stimulator. Because we had not been active in these markets from late 1999 through mid-year 2002, our re-entry with these markets will require additional investment and it is unknown if we will be able to reestablish and grow a position in these markets.

  Our ability to sustain growth may be adversely affected by the recent slowdown in the world economy.

        The medical commercial markets, including bio-medical research and development and medical devices manufacturing, have been affected by the recent slowdown in the world economy. If the economic slowdown continues and our customers continue to decrease capital spending for research and development and new products, our business, financial condition and results of operations may be adversely affected. This risk is enhanced given the point of introduction of our SenoScan product at a period of low growth in the economy. Further, a substantial portion of our revenue is derived from sales to public institutions, which face significant budgetary pressure.

  If we fail to adequately protect our intellectual property, our competitive position could be harmed.

        Development and protection of our intellectual property are critical to our business. If we do not adequately protect our intellectual property, both in the United States and abroad, competitors may be able to practice our technologies. Our success depends in part on our ability to obtain patent protection for our products and processes both in the United States and other countries. We must also protect trade secrets and prevent others from infringing on our proprietary rights.

        We face numerous risks and uncertainties with respect to our patents and other proprietary rights. Currently, most pending patent applications in the United States are maintained in secrecy until issuance, and publication of discoveries in the scientific or patent literature tends to lag behind actual discovery by several months. Thus, we may not have been the first to file patent applications on our inventions. Our patent applications may not result in any patents. Once granted, the claims of any issued patents may not afford meaningful protection for our technologies or products. In addition, patents issued to us or our licensors may not provide competitive advantages for our products or may be challenged by our competitors and subsequently narrowed, invalidated or circumvented. Competitors may also independently develop similar or alternative technologies or duplicate any of our technologies.

        Litigation, interference proceedings, oppositions or other proceedings in which we may become involved with respect to our proprietary technologies could result in substantial cost to us. Patent litigation is widespread in our industry, and any patent litigation could harm our business. Costly litigation might be necessary to protect our proprietary rights, and we may not have the necessary resources to pursue such litigation in order to protect our rights. An adverse outcome in litigation with respect to the validity of any of our patents could subject us to significant liabilities to third parties, divert the attention of management and technical personnel from other business and development concerns, require disputed rights to be licensed to or from third parties or require us to cease using a product or technology or lose our exclusivity rights with respect to such technology.

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

  Potential product defects or related performance or safety issues could result in product recalls, loss of market share and significant legal or insurance costs.

        Our business exposes us to potential product liability claims that are inherent in the manufacture and sale of medical devices and, as such, we may face substantial liability to patients for damages resulting from the faulty design or manufacture of products. We have been a defendant from time to time in product liability actions. We maintain product liability insurance. Product liability claims may exceed coverage limits and product liability insurance may not be available at commercially reasonable rates, if at all. Consequently, a product liability claim or other claim in excess of insured liabilities or with respect to uninsured liabilities could have a material, adverse effect on us.

        Complex medical devices, such as we produce; can experience performance problems in the field that require review and possible corrective action by the manufacturer. We periodically receive reports from users of our products relating to performance difficulties they have encountered. These or future product problems could result in market withdrawals or product recalls, which could have a material, adverse affect on our business, financial condition and results of operations.

  Failure of third-party payers to provide appropriate levels of reimbursement, if at all, for use of our products could harm our business.

        Sales of medical products have historically been dependent upon the reimbursement of patients' medical expenses by government healthcare programs and private health insurers. The costs of our products are substantial, and market acceptance of our products depends upon our customers' ability to obtain appropriate levels of reimbursement from third-party payers for use of our products. Technical payment amounts for some procedures such as diagnostic mammography are well below the cost to perform the procedure and this low reimbursement may dissuade hospitals from expanding diagnostic mammography services. In at least one instance, Blue Cross and Blue Shield of Illinois has indicated that full field digital mammography is considered "investigational" and therefore is not eligible for coverage. In addition, while technical payments increased for open surgical biopsies beginning in January 2002, the technical fees related to core needle biopsy performed in a hospital outpatient setting decreased. The use of our products outside the United States is similarly affected by reimbursement policies adopted by foreign regulatory and insurance carriers. We cannot predict what effect the policies of government agencies and other third party-payers will have on future sales of our products, and such policies may have a material, adverse effect on our business.

  Some studies have questioned the efficacy of mammography to reduce mortality. If mammography proves to be less effective, our business could be seriously harmed.

        Some publications have questioned the efficacy of screening mammography to reduce mortality. If mammography is proven to be ineffective, our business could be seriously harmed. From time-to-time analyses are published that question the efficacy of mammography to reduce mortality from breast cancer. Most recently, researchers in Denmark published a study in the Lancet questioning the justification for screening for breast cancer with mammography. The study performed a re-analysis of several prior studies on the efficacy of mammography, and concluded that there was no benefit to mammography screening as a cancer prevention measure. Many academicians and health policy groups question these findings, but even if the findings are untrue, these claims could influence mammography usage in the United States and undermine adoption of mammography in countries where screening is not widely adopted. In addition, the American Cancer Society and the U.S. Department of Health and Human Services currently recommend annual mammograms for women over the age of 40, with an initial screening at age 34. If other articles or studies question the efficacy of mammography, or if cancer organizations or governmental agencies cease recommending regular mammograms, our business could suffer. Also the results of the DMIST clinical trial to measure the performance of digital mammography systems against conventional x-ray film systems are expected to be announced in mid-2004. If the results of this clinical trial do not demonstrate sufficiently increased performance of digital systems compared to x-ray systems, this could negatively impact the market for our SenoScan product and our business could suffer.

  Our success is dependent on complying with the regulatory requirements of the FDA.

        Our business is subject to regulation by the FDA. Failure to comply with applicable regulatory requirements can result in, among other things, civil and criminal fines, orders to repair or replace devices or to refund the device purchase price, suspensions and withdrawals of approvals, product recalls, detentions or seizures, injunctions and criminal prosecutions. FDA regulations require manufacturers of medical devices to adhere to the FDA's Quality Systems Regulation, or QSR, which includes testing, quality control and documentation procedures for design, manufacturing, installation and servicing. Our manufacturing facilities are subject to periodic inspection by the FDA.

        In December 2002, following an earlier periodic inspection that resulted in the FDA issuing a Form 483, the FDA issued a warning letter regarding deficiencies in the way our quality system satisfies the FDA's Quality System Regulation (QSR). We responded to the warning letter findings and observations and instituted corrective actions. We expect the FDA to conduct an inspection to verify the effectiveness of our corrective actions during the next few months. While we believe the corrections we implemented will effectively resolve the deficiencies cited, there is no assurance the next FDA meeting will identify no further deficiencies.

        Failure to satisfy FDA requirements can result in an inability to receive awards of federal government contracts, to receive new marketing or export clearance for products, or FDA enforcement actions including, among other things, product seizure, injunction, and/or criminal or civil proceedings being initiated without further notice. The receipt of both a warning letter and a Form 483 in 2002 increases the possibility that one or more of these sanctions could be imposed in the future.

        The FDA has post-marketing controls that include a requirement to file Medical Device Reports when a company becomes aware of information suggesting that one of its products may have caused or contributed to a death, serious injury or serious illness or has malfunctioned in a way which could lead to that result. The FDA uses Medical Device Reports to determine whether it should exercise enforcement powers, such as mandatory product recalls, temporary suspensions of approvals, or withdrawal of 510(k) marketing clearances or pre-market approvals. The filing of Medical Device Reports indicating unexpected product hazards or the failure to comply with medical device reporting requirements could have a material, adverse effect on us.

        Each of our products is required to receive FDA clearance or approval prior to commercialization. To date, all of our products have been classified by the FDA as Class II medical devices and have been eligible for FDA marketing clearance. In that digital mammography is new technology, the FDA required the SenoScan to be cleared through the pre market authorization (PMA) process. Future upgrades and enhancements to SenoScan must go through a more arduous review process than that applicable to other products and may result in extended delays or increased expense as compared to products covered by a 510(k) clearance.

        We are also regulated by the FDA under the Radiation Control for Health and Safety Act of 1968. This act specifically addresses radiation-emitting products. Under this law, we must submit initial reports on any new x-ray systems that require certification. In addition, we must submit installation reports to the FDA certifying compliance with installation instructions of the manufacturer. Under certain circumstances, we also are required to submit product defect reports concerning our radiation emitting products to the FDA and, sometimes, to the first purchasers of the products. Product defect reports describe any safety related product defects or the failure of a product to conform to an applicable standard of which we have become aware. Additionally, we are required to submit accidental radiation occurrence reports regarding the injurious exposure to any person.

        A failure to comply with these regulations could have a material, adverse effect on us. Furthermore, discovery of unexpected product hazards or of failures to meet required standards through the reporting system could also have a material, adverse effect on us.

  Our inability to obtain necessary foreign regulatory clearances or approvals for our products could harm our business and prospects.

        Sales of medical devices outside of the United States are subject to FDA export and approval by certain foreign regulatory and safety agencies, including the European Union, where we market our products under the Medical Device Directive. During an annual surveillance audit in December 2003, the European Notified Body, which is the authorizing agency of the CE Mark, cited us for failing to satisfactorily comply with some Medical Device Directive documentation requirements and for failing to properly certify the MammoTest product line to international performance standards. The CE mark is a symbol which reflects that products meet relevant international performance and safety standards and is required for sales into the countries which are members of the European Union.

        As a result, we may not ship the MammoTest product line to EU countries until the deficiencies are resolved. While we expect these to be resolved in the second quarter of 2004, we may not be able to obtain the necessary regulatory approvals and we may incur significant costs in obtaining or maintaining our foreign regulatory approvals. Although we have approval to sell our other products into the European Union, we may not be able to obtain other international regulatory approvals. In addition, significant costs and delays may be encountered in obtaining such approvals. International regulatory agencies may not approve, or may take longer to approve, digital imaging technologies. As a result, the market may develop slower than anticipated, or not at all, which would harm our business.

  We may not be successful in our international operations.

        During 2002, 2001 and 2000, the Company's total foreign revenues were $6.0 million, $7.2 million and $10.0 million, respectively. Our international business may be harmed by the expense and difficulty of establishing, expanding, and managing international operations as well as the difficulty of enforcing agreements, collecting receivables, and protecting intellectual property in foreign countries. Until 2002, we sold and serviced our products abroad exclusively through our strategic relationship with the Ethicon Endo-Surgery Division of Johnson & Johnson. Beginning in the fall of 2002, we assumed direct responsibility for product service in Europe. Providing this service directly exposes us to additional organizational complexity and expense that could adversely affect our operating results. In addition, we could be harmed by the imposition by foreign countries of additional withholding taxes, income taxes, tariffs, or other restrictions on trade and be impacted by difficulties in obtaining U.S. export licenses. Political and economic changes and disruptions and changes in various regulatory requirements could also harm our business.

  Our success is dependent upon establishing appropriate manufacturing processes, resolving supply issues, obtaining adequate manufacturing resources, and being able to contain manufacturing costs.

        The scope of the product lines we offer and the need for product customization require a number of separate manufacturing processes and components and significant management and engineering time and expertise. As we develop new products, we will be required to refine the prototypes of these products and develop new processes to manufacture these products in commercial quantities. Additionally, there are several critical components including detectors, transformers, cameras, autoguides and x-ray tubes used in each of our product lines for which we rely on one supplier for each of these key components. The manufacture of these components is highly complex and requires precise high quality manufacturing that is difficult to achieve by our suppliers. Our sole supplier for our detectors has experienced sub-component supply difficulties from their vendors and we have experienced product failures on these detectors during our pre-assembly quality testing process. We have also experienced performance issues with these several of these suppliers in meeting our supply chain needs and quality requirements. As a result, we have experienced unanticipated production problems that have caused us to not meet our customer shipment request dates, delay production and incur additional costs related to manufacturing, shipping and installation inefficiencies. Changes in design for our products, including for our mammography detectors and our RE&S product line, could result in unanticipated production problems in the future. We are seeking to qualify a second supplier for each of our key components and subsystems to ensure a more consistently higher quality and reliability of parts and components and to increase our manufacturing capacity, but cannot assure that we will be successful. Obtaining alternative sources of supply of components or systems that are available from only one or a limited number of suppliers could involve significant delays and other costs, and these supplies may not be available to us on reasonable terms, if at all.

        We have encountered, and may continue to encounter, difficulties involving inventory supply, length of production cycles and shortages of manufacturing personnel. Due to the shifting demand for our products and the high fixed costs associated with manufacturing these products, we may encounter difficulty managing our operating costs. We may not be able to reliably or efficiently manufacture our existing or new products at commercially reasonable costs on a timely basis, if at all. Failure to effectively manage the development and manufacture of our products could adversely affect us.

  Risks Related to Our Common Stock

  Our common stock was delisted from The Nasdaq Stock Market and as a result, trading of our common stock has become more difficult.

        Our common stock was delisted from The Nasdaq Stock Market on July 7, 2003. One result of this action is a limited public market for our common stock. Trading is now conducted in the over-the-counter market in the so-called "Pink Sheets." Consequently, selling our common stock is more difficult because smaller quantities of shares can be bought and sold, transactions can be delayed and security analyst and news media coverage of us may be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of our common stock as well as lower trading volume. As a result of the delisting of our common stock from The Nasdaq Stock Market, our common stock has become subject to the "penny stock" regulations, including Rule 15g-9 under the Securities Exchange Act of 1934. That rule imposes additional sales practice requirements on broker-dealers that sell low-priced securities to persons other than established customers and institutional accredited investors. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, the rule may affect the ability of broker-dealers to sell our common stock and affect the ability of holders to sell their shares of our common stock in the secondary market. To the extent our common stock remains subject to the penny stock regulations, the market liquidity for our shares will be adversely affected. Additionally, although we will seek to have our common stock relisted on The Nasdaq Small Cap Market once we are in full compliance with our obligations as a reporting company, we can provide no assurance that we will be relisted.

  Our public stock price has fallen substantially and may fall further, negatively impacting its investment desirability.

        For most of 2003 and through 2004, our stock price was near or below $5.00. When the stock price is this low, a major negative fluctuation in price could drive the stock price below the $4.00 per share level, which is a requirement for applying to be relisted on The Nasdaq Small Cap Market. If we become relisted on The Nasdaq Small Cap Market and our stock price trades below $1.00 per share for a period of time, we risk being delisted from The Nasdaq Stock Market again. In addition, if we become relisted, when our stock price is below $5.00 per share, brokerage houses are often prohibited from allowing the stock to be used as collateral in a margin account. If any of our shareholders were then using their Fischer Imaging shares in such a manner, a margin call could be placed by the broker who would sell the shares at whatever price they could be sold for, thus driving the share price even lower. This could reduce the liquidity and the price of our common stock.

  If we are unable to obtain a waiver of our default under the financial covenants of our credit facility, our loan availability will be limited.

        Our $8 million line of credit facility with Silicon Valley Bank contains financial and other covenants and is subject to borrowing base restrictions. Our failure to meet any of our covenants under our loan agreement could significantly harm our liquidity and financial position.

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

        Although a substantial number of our outstanding stock options have exercise prices above current market prices, sales of a substantial number of shares of common stock, or the perception that such sales could occur, could have a material, adverse effect on the market price of our common stock and could impair our ability to raise capital through the sale of equity securities.

  Our policies could be significantly influenced by the voting power of our significant shareholders.

        Four institutional investors and a single individual stockholder, combined, beneficially, own approximately 67.8% of our common stock as of December 31, 2003. As a result, a few shareholders are able to exercise significant influence on the election of our board of directors and could thereby direct our policies.

  Anti-takeover provisions in our charter and in other agreements, and the concentration of share ownership, could discourage purchases of, or offers to purchase, us, even if those offers might be favorable to stockholders.

        Our certificate of incorporation and bylaws include provisions that may be deemed to have anti-takeover effects and may delay, defer or prevent a takeover attempt that stockholders might consider in their best interests. These provisions include the ability of the board of directors to issue shares of preferred stock in one or more series with such rights, obligations, and preferences as the board of directors may provide, a "fair price" provision, a provision that requires stockholder action to be taken at meetings and not by written consent, a provision under which only the board of directors may call meetings of stockholders, certain advance notice procedures for nominating candidates for election to the board of directors and staggered terms for our board of directors.

        In November 1994, our board of directors adopted a stockholder rights plan and, pursuant thereto, issued preferred stock purchase rights, or Rights to the holders of our common stock. The Rights have certain anti-takeover effects. If triggered, the Rights would cause substantial dilution to a person or group of persons (other than certain exempt persons), who acquire more than 15% (21.5% in the case of Morgan W. Nields, a former director) of our common stock on terms not approved by the board of directors.

ITEM 2.    PROPERTIES

        We maintain a leased office for our headquarters and manufacturing facility in Denver, Colorado. This facility includes approximately 120,000 square feet of office and manufacturing space and is leased from JN Properties. A former employee, as of December 31, 2003, who was previously a director of the Company, Chairman of the Board, Chief Executive Officer and Chief Technology Officer, and a 12.8% shareholder in the Company is a general partner in JN Properties. We also lease office space in Switzerland. We believe our present facilities are adequate for the foreseeable future.

ITEM 3.    LEGAL PROCEEDINGS

        A complaint was filed with the Equal Employment Opportunity Commission by a group of former employees alleging age discrimination as a result of two employee layoffs during 2001. In November 2002, the EEOC granted a "No Cause" determination as to the merits of the complaint before them and issued "right to sue" letters to all plaintiffs in December 2002. We were a defendant in a lawsuit filed by these same employees in March 2003. We have accrued estimated costs of $150,000 as of December 31, 2003 and December 31, 2002. The lawsuit was settled in March 2004 for $150,000.

        On June 9, 2003, we received notice of a formal order of investigation and subpoena from the Securities and Exchange Commission. This request followed the voluntary disclosures that we made to the SEC beginning in April 2003 and the creation of an independent board committee to review the facts and circumstances underlying our decision to restate financial results. We currently are cooperating with the SEC in its investigation by providing documents and other information. We intend to continue our full cooperation with the SEC investigation, but we cannot predict the outcome of the investigation. If the SEC finds wrongdoing on our part, a financial penalty or other sanctions may be imposed on us that could jeopardize our financial viability.

        On April 10, 2003 and on June 3, 2003, The Sorkin, LLC and James K. Harbert filed punitive class action lawsuits against us and three of former officers and directors, Morgan Nields, Gerald Knudson and Louis Rivelli, in the United States District Court for the District of Colorado. The complaints are purportedly brought on behalf of purchasers of shares of our common stock during the period February 14, 2001 to April 1, 2003 and allege that, among other things, during the punitive class period, the Company and the individual defendants made materially false statements in violation of Section 10(b) of the Exchange Act, Rule 10b-5 promulgated under the Exchange Act, and Section 20(a) of the Exchange Act. The complaints seek unspecified compensatory damages and other relief. On August 7, 2003, the company, and Messrs. Nields and Knudson moved to dismiss all claims asserted by The Sorkin, LLC and Harbert. On August 18, 2003, Mr. Rivelli moved to dismiss all claims asserted in those lawsuits. On October 20, 2003, Mr. Harbert moved to dismiss his lawsuit, which the court subsequently granted. On October 21, 2003, The Sorkin, LLC and Mr. Harbert filed an amended class action complaint. The amended complaint contains the same claims for relief against the Company and Messrs. Nields and Rivelli, but does not assert any claims against Mr. Knudson. In addition, the amended complaint seeks to recover unspecified compensatory damages and other relief on behalf of purchasers of shares of our common stock during the period February 14, 2001 to July 17, 2003. The Company, Mr. Nields and Mr. Rivelli have filed motions to dismiss all claims asserted in the amended complaint.

        We are a defendant in various other lawsuits incident to the operations of our business. None of these lawsuits are believed to have a material impact on our results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock has historically traded on The Nasdaq Stock Market under the symbol "FIMG." From August 14, 2002 to November 14, 2002, our symbol was "FIMGE" which signified that we were delinquent in our quarterly reporting requirements with the Securities and Exchange Commission. On April 1, 2003, we announced that we would be delaying the filing of our 2002 Annual Report on Form 10-K to address accounting matters. On July 7, 2003, simultaneous with the delisting of our common stock from the Nasdaq stock exchange, our symbol changed to "FIMG.PK" and our common stock was available for trading over-the-counter with trades reported by the Pink Sheets LLC. We plan to apply to become re-listed on the Nasdaq Small Cap Market, using our symbol "FIMG" subsequent to the filing of this Annual Report on Form 10-K. The following table sets forth, for each of the periods indicated, the high and low closing sale prices per share of our common stock as reported by the Nasdaq Stock Market.

	High	Low
2001
First Quarter	$4.88	$2.25
Second Quarter	7.60	3.87
Third Quarter	14.71	5.45
Fourth Quarter	17.64	12.00
2002
First Quarter	$13.35	$8.11
Second Quarter	13.00	8.50
Third Quarter	8.97	3.45
Fourth Quarter	6.34	4.33

        As of December 31, 2003, there were approximately 250 holders of record of our common stock. We believe that we actually have in excess of 1,500 beneficial owners.

        The closing sale price of our common stock on December 31, 2003 as reported by Pink Sheets, LLC was $4.80 per share. We can give no assurance as to the nature of recent trading in view of the limited public information available and the limited trading in common stock.

        We have not paid any cash dividends on our common stock and intend to retain future earnings to finance the growth of our business rather than to pay cash dividends.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA (AS RESTATED)

Restatement

        Our Selected Financial Data for the years ended December 31, 2001, 2000, 1999, and 1998 has been restated to incorporate the restatement adjustments. The 1998 and 1999 restated "Selected Financial Data" is derived from restated unaudited financial information. The restatement adjustments for 2001 and 2000 are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 3 to the Consolidated Financial Statements of this Form 10-K and are incorporated herein by reference.

        You should read the following Selected Consolidated Financial Data with the consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K.

	2002	2001 Restated(1)	2000 Restated(1)	1999 Restated(1) (Unaudited)	1998 Restated(1) (Unaudited)
	(In thousands, except per share data)
Consolidated Statement of Operations Data
Revenues:
Products	$30,630	$28,055	$41,352	$42,627	$52,309
Services	14,480	13,860	12,683	10,093	8,893
Sale of manufacturing license(2)	—	—	—	6,200	—

Total revenues	45,110	41,915	54,035	58,920	61,202
Cost of sales:
Products	28,180	17,984	26,678	37,072	37,657
Services	11,887	7,307	9,892	4,744	4,060
Sale of manufacturing license	—	—	—	400	—

Total	40,067	25,291	36,570	42,216	41,717

Gross profit	5,043	16,624	17,465	16,704	19,485
Operating expenses:
Research and development	4,559	3,257	3,708	5,850	6,394
Selling and marketing	7,981	7,278	6,801	11,180	11,258
General and administrative	7,697	5,028	5,282	5,764	5,284
Other(3)	—	—	—	750	500

Total operating expenses	20,237	15,563	15,791	23,544	23,436

(Loss) income from operations	(15,194)	1,061	1,674	(6,840)	(3,951)
Interest expense	(81)	(138)	(461)	(767)	(357)
Interest income	119	77	65	91	74
Patent settlement income(4)	24,950	—	—	—	—
Other (expense) income	(74)	(118)	(382)	(350)	38

Income (loss) before income taxes	9,720	882	896	(7,866)	(4,196)
Provision (benefit) for income taxes	—	—	—	—	2,002

Net income (loss)	$9,720	$882	$896	$(7,866)	$(6,198)

Net income (loss) per common share:
Basic	$1.06	$0.10	$0.13	$(1.13)	$(0.89)

Diluted	$1.00	$0.09	$0.12	$(1.13)	$(0.89)

Shares used to calculate income (loss) per share:
Basic	9,204	8,643	7,111	6,982	6,974

Diluted	9,692	9,352	7,411	6,982	6,974

Balance Sheet Data (at end of period):
				(Unaudited)	(Unaudited)
Working capital	$23,199	$14,061	$11,756	$4,274	$16,172
Total assets	41,079	31,552	29,969	33,786	47,344
Total long-term debt (life insurance loans)	1,181	1,003	881	1,164	587
Total stockholders' equity	27,493	17,669	15,954	10,720	24,957

(1)
Fiscal years 2001, 2000, 1999, and 1998 have been restated from previously reported results. The restatement reflects remedial actions including improved controls over revenue recognition, adoption of new policies for inventory valuation, accounting for re-work service inventory and calculations of applied manufacturing overhead, improved expense recognition and classification, improved oversight of accounting transactions, implemented changes in personnel and assignments and have adopted new internal reporting procedures and practices.

(2)
On March 29, 1999 we announced an agreement with General Electric Company, on behalf of GE Medical Systems, under which 826,666 or 62% of the 1,333,333 shares of Series D Convertible Preferred Stock owned by GE Medical Systems were exchanged for a non-exclusive right to manufacture the Tilt-C system. The sale of the manufacturing rights to the Tilt-C system was recorded at fair value, estimated to be $6.2 million.

(3)
Consists of restructuring provisions in 1999 and a litigation loss in 1998.

(4)
During the second quarter of 2002, we settled a patent infringement lawsuit that it had filed against Thermo-Electron Corporation and Hologic, Inc. Under the $32.2 million settlement, we received $25.0 million in cash and will recognize the remaining $7.2 million when cash is received, in equal annual installments from Thermo-Electron over the remaining eight-year life of the patents.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The Management's Discussion and Analysis of Financial Condition and Results of Operations presented below reflects the impacts of restatements to the Company's previously reported audited consolidated financial statements for the fiscal years ended December 31, 2001 and 2000. Additionally, unaudited consolidated financial statements for each of the quarters and year to date periods in the nine months ended September 29, 2002, September 30, 2001 and October 1, 2000 have also been restated.

        You should read the following "Management's Discussion and Analysis" with the consolidated financial statements and related notes and "Selected Consolidated Financial Data" appearing elsewhere in this Form 10-K.

Restatements

        During the first quarter of 2003, we conducted a review of our historical accounting policies and practices in preparation for our 2002 year-end financial statement closing. As a result of the review, we announced in April 2003 that we had identified several accounting inaccuracies and errors that significantly affected our financial results including previously reported financial information for 2001 and prior years. We then conducted a full internal investigation under the direction of our Board of Directors to determine the scope and magnitude of these issues. In July 2003, we announced our initial analysis and a preliminary unaudited restatement of our previously reported financial results. Based on continuing reviews, the preliminary unaudited restated financial statements have changed in certain respects from those previously reported and are reflected in the audited consolidated financial statements included herein. The cumulative effect of these changes to the preliminary restated financial statements reduced previously reported unaudited net income by $281,000 for the year ended December 31, 2002 and increased previously reported unaudited net income for the years ended December 31, 2001 and 2000 by $1.5 million and $0.9 million, respectively. These changes were primarily the result of increases to operating expenses for 2002 and decreases to operating expenses for 2001 and 2000 from those reported in July 2003.

        To address the issues discovered in the investigations, we have implemented remedial actions including improved controls over revenue recognition, adoption of new policies for inventory valuation, accounting for re-work service inventory and calculations of applied manufacturing overhead, improved expense recognition and classification, improved oversight of accounting transactions, implemented changes in personnel and assignments and have adopted new internal reporting procedures and practices.

  A detailed summary of the main elements associated with the restatement and correction of our previously reported financial statements is set forth above in Item 1—Business—Restatement of Financial Statements and below in Note 3 of Notes to Consolidated Financial Statements.

        The Company, in consultation with its independent auditors, has restated our consolidated financial statements for the years ended December 31, 2001 and December 31, 2000, and our unaudited consolidated financial statements for the fiscal years ended December 31, 1998 and

December 31, 1999. The aggregate effect of the restatement decreased net income for 2001 by $2.4 million and decreased net income for 2000 by $1.2 million. Also, cumulative prior period adjustments totaling $11.0 million were made that increased accumulated deficit at December 31, 1999.

        The restatements also affected certain quarterly results of operations. See below and Note 15 to our consolidated financial statements for a summary of our unaudited quarterly results of operations for the years ended December 31, 2002 and 2001.

        The following table shows the effects of the restatement on our Statements of Operations for the years ended December 31, 2001 and 2000.

Statements of Operations
(Amounts in thousands except per share data)

	For the Years Ended December 31,
	2001		2000
	As Previously Reported	As Restated	As Previously Reported	As Restated
Revenues:
Products	$34,373	$28,055	$38,333	$41,352
Services	13,860	13,860	12,683	12,683

Total revenues	48,233	41,915	51,016	54,035

Cost of sales:
Products	22,580	17,984	23,818	26,678
Services	1,197	7,307	1,604	9,892

Total cost of sales	23,777	25,291	25,422	36,570

Gross profit	24,456	16,624	25,594	17,465

Operating expenses:
Research and development	3,485	3,257	3,708	3,708
Selling and marketing	12,388	7,278	14,146	6,801
General and administrative	4,984	5,028	5,205	5,282

Total operating expenses	20,857	15,563	23,059	15,791

Income from operations	3,599	1,061	2,535	1,674
Other income (expense)
Interest expense	(138)	(138)	(475)	(461)
Interest income	77	77	65	65
Other (expense) income	(257)	(118)	7	(382)

Income before income taxes	3,281	882	2,132	896
Provision for income taxes	—	—	—	—

Net income	$3,281	$882	$2,132	$896

Net income per share:
Net income per common share:
Basic	$0.37	$0.10	$0.28	$0.13
Diluted	$0.34	$0.09	$0.27	$0.12
Shares used to calculate income per share:
Basic	8,754	8,643	7,541	7,111
Diluted	9,519	9,352	7,822	7,411

Special Note Regarding Forward-looking Statements

        This Form 10-K contains or incorporates by reference "forward-looking statements," as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others:

  •
  statements concerning the benefits that we expect will result from our business activities, such as increased revenues, decreased expenses and avoided expenses and expenditures; and

  •
  statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

        These statements may be made expressly in this document or may be incorporated by reference to other documents we will file with the SEC. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," or similar expressions used or incorporated by reference in this report.

        These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. Some of these risks are described above under "Risk Factors." These risk factors should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. We do not undertake any obligation to review or confirm analysts' expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. Further, the information contained in this document is a statement of our intention as of the date of this filing and is based upon, among other things, the existing regulatory environment, industry conditions, market conditions and prices, the economy in general and our assumptions as of such date. We may change our intentions, at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.

        You are further cautioned that we have not filed certain of our recent periodic reports with the SEC, and we intend to restate information disclosed in certain other reports previously filed with the SEC. We have identified several accounting inaccuracies and errors that significantly affected our 2001 and 2000 consolidated financial statements and, accordingly, we have restated our consolidated financial statements for the two years ended December 31, 2001 and related interim periods. Because this restatement has also impacted our 2002 results, as reflected herein, the information previously filed in our quarterly reports on Form 10-Q for the quarters ended March 31, 2002, June 29, 2002, and September 29, 2002 and any other 2002 information that has been previously disclosed should not be relied upon.

Results of Operations

General

        We design, manufacture and sell innovative mammography and digital imaging products used in the diagnosis of breast cancer and other diseases. Our two primary breast cancer products are our MammoTest stereotactic breast biopsy system, which we introduced in 1988, and our SenoScan digital mammography system, introduced in late 2001. MammoTest is a mature product, and while we have introduced, and intend to continue to introduce, continued improvements to the system, it is not expected to provide significant growth in revenue going forward. We believe SenoScan has significant potential for growth as digital mammography gains acceptance over traditional x-ray film mammography. Our ability to grow SenoScan sales and capture market share in this emerging digital market is important to our success. SenoScan was approved by the FDA for sale in 2001 and since then we have invested, and will continue to invest, significant resources to enhance performance and features, to make it a more mature product line. We also recently re-initiated our efforts to market and sell our Electrophysiology and VersaRad x-ray products to the general radiology market through our RE&S division. In addition to our product sales we provide services for installation and application training at the time our products are installed at the customer's location. We also sell parts and provide maintenance services under our limited warranties, under long-term contracts, or at hourly rates.

        We have incurred a net loss from operations of $15.4 million, net loss from operations of $15.2 million, and net income from operations of $1.1 million for the years ended December 31, 2003, 2002 and 2001, respectively. The net loss from operations in 2003 is primarily due to implementing strategic initiatives in conjunction with improved business processes during 2003 resulting in inventory adjustments, as well as increased costs associated with building our European operations, enhancing performance of our products and investments in operations intended to reduce inefficiencies. It is recommended that this 2002 annual report on Form 10-K be read in conjunction with the 2003 annual report on Form 10-K for further detailed description of our business, results of operations and financial condition as of December 31, 2003.

        The following table sets forth the percentage relationship to revenues represented by certain data included in our statements of operations for the years ended December 31:

	2002	2001	2000
		Restated	Restated
Revenues:
Products	67.9%	66.9%	76.5%
Services	32.1	33.1	23.5

Total revenues	100.0%	100.0%	100.0%
Cost of sales:
Products	62.4	42.9	49.4
Services	26.4	17.4	18.3

Total cost of sales	88.8%	60.3%	67.7%
Gross profit	11.2	39.7	32.3

Operating expenses:
Research and development	10.1	7.8	6.9
Selling and marketing	17.7	17.4	12.6
General and administrative	17.1	12.0	9.8

Total operating expenses	44.9	37.2	29.2

Income (loss) from operations	(33.7)	2.5	3.1
Interest expense	(0.2)	(0.3)	(0.9)
Interest income	0.3	0.2	0.1
Patent settlement	55.3	—	—
Other income (expense), net	(0.2)	(0.3)	(0.7)

Income (loss) before income taxes	21.5	2.1	1.7
Provision for income taxes	—	—	—

Net income (loss)	21.5%	2.1%	1.7%

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

        Product and service revenues.    For the year ended December 31, 2002, total revenues were $45.1 million, or 7.6% higher than revenues of $41.9 million for the year ended December 31, 2001. This represents a 9.2% increase in product revenues and a 4.5% increase in service revenues. The increase in product revenues was primarily the result of the rollout of the new SenoScan Digital Imaging system during 2002. We have determined that in many cases in the past revenue on sales of large, direct-sale medical equipment had been prematurely recognized, and adjusted our recognition of revenue accordingly. This had the effect of decreasing previously reported product revenues, (on a net basis), for the year ended December 31, 2001 by $6.3 million, and increasing product revenues, (on a net basis), for the year ended December 31, 2002 by an insignificant amount, as approximately the same amount of revenue that was moved forward into fiscal year 2002 was also moved from fiscal year 2002 to subsequent periods. The increase in service revenues was the result of a higher level of service contract renewals during 2002 when compared to 2001.

        Cost of sales—products.    For the year ended December 31, 2002, cost of sales—products expressed as a percentage of product revenue was 92.0%, as compared to 64.1% for the year ended December 31, 2001. Cost of sales—products increased from $18.0 million in 2001 to $28.2 million in 2002. The increase during the year was primarily the result of the impact of $7.5 million of excess and obsolete inventory charges in cost of sales—products during 2002 primarily associated with the write-off of excess and obsolete RE&S products, whose sales fell significantly in 2002. Additionally, during the 2002 period, initial sales of the SenoScan digital imaging systems yielded slightly lower margins than on MammoTest. In addition, for the year ended December 31, 2002, there was additional warranty expense of $2.4 million primarily as a result of SenoScan sales during the 2002 period, when compared to the 2001 period. Further, at the end of the second quarter of 2002, we conducted a review of our inventory accounts and as a result recorded a one-time inventory write-off for unlocated or unidentified inventory in the amount of $2.3 million. There was no similar write-off in 2001.

        Cost of sales—services.    For the year ended December 31, 2002, cost of sales—services expressed as a percentage of service revenue was 82.1%, as compared to 52.7% for the year ended December 31, 2001. Cost of sales—service increased from $7.3 million in 2001 to $11.9 million in 2002. This increase was the result of increased operating expenses of $2.5 million and increased product costs associated with warranty and contract services of $2.1 million. The increase in operating costs was primarily related to head-count related expenses including salary, fringe, travel and commissions which were incurred to support the anticipated growth in our mammography product lines in the United States and Europe. The increased cost of warranty and contract services was the result of a lower mix of contract services during 2002 due to the roll out of the SenoScan digital imaging system during 2002.

        Gross profit.    Gross profit as a percentage of total revenues decreased from 39.7% in 2001 to 11.2% in 2002. This decrease in 2002 was primarily the result of the inventory write-off for unlocated or unidentified inventory during the second quarter of 2002 of $2.3 million, the $7.5 million write-off of excess and obsolete inventories primarily in the RE&S division during 2002 and the increases in cost of sales—services discussed above.

        Research and development expenses.    For the year ended December 31, 2002, research and development expenses expressed as a percentage of total revenue was 10.1% as compared to 7.8% for the year ended December 31, 2001. Research and development expenses increased from $3.3 million in 2001 to $4.6 million in 2002. This increase was due to head-count related expenses such as salary, fringe, and consulting expenses. The increased operating expenses were incurred to support the growth and development of our mammography product lines, including enhancements to our MammoTest and SenoScan product offerings.

        Selling and marketing expenses.    For the year ended December 31, 2002, selling and marketing expenses expressed as a percentage of total revenue was 17.7% as compared to 17.4% for the year ended December 31, 2001. Selling and marketing expenses increased from $7.3 million in 2001 to $8.0 million in 2002. This was due to an increase in marketing expense of $0.8 million primarily resulting from an increase in global marketing efforts to promote our mammography product lines. These increases were partially offset by lower head-count related costs due to the restructuring of the domestic national sales force during 2002. This restructuring resulted in the consolidation of the sales management staff to the corporate headquarters.

        General and administrative expenses.    For the year ended December 31, 2002, general and administrative expenses expressed as a percentage of total revenue was 17.1% as compared to 12.0% for the year ended December 31, 2001. General and administrative expenses increased from

$5.0 million in 2001 to $7.7 million in 2002. This increase was the result of costs of $1.0 million, which were comprised of $0.6 million for legal expenses and $250,000 bonus paid during the second quarter of 2002 to our former Chairman of the Board in connection with the patent lawsuit settlement, and $0.1 million for severance agreement payments made to former executive officers. Additionally, general and administrative operating expenses increased by an additional $1.7 million for 2002. This increase in operating general and administrative expenses was comprised of an increase of $0.8 million for domestic salaries and consulting, $0.1 million for travel related expenses, $0.3 million for expanded European operations to support our share of the European market, and $0.4 for other corporate related expenses.

        Interest expense/interest income.    For the years ended December 31, 2002 and December 31, 2001, interest expense was $0.1 million and $0.1 million, respectively. Interest income for the years ended December 31, 2002 and December 31, 2001 was $0.1 million and $0.1 million, respectively. The decrease in interest expense for 2002 and the increase in interest income for 2002 was due to the $25.0 million cash receipt in the patent lawsuit settlement during the second quarter of 2002, and the absence of any borrowings against our line of credit following the receipt.

        Patent settlement.    During the second quarter, we settled a patent infringement lawsuit that we had filed against Thermo-Electron Corporation and Hologic, Inc. Under the $32.2 million total settlement, we received $25 million in cash and is scheduled to receive a total of $7.2 million from Thermo-Electron divided into equal annual installments over the remaining eight-year life of the patents for continued sales of the breast-biopsy imaging system now being sold by Hologic, Inc. We recognized a one-time other income item of $25.0 million in quarter two, net of certain settlement costs. The $7.2 million, due to contingencies, will be recognized as cash is received over the scheduled payment period, which is expected to result in $0.9 million being recognized each year during quarter two for the remaining eight-year patent life.

        Net income.    Our net income for 2002 was $9.7 million as compared to net income of $0.9 million for 2001. The change in net income is due to the factors discussed above, particularly the positive effect of the patent settlement, which was partially offset by our operating losses.

        Earnings per share.    For the year ended December 31, 2002, diluted earnings per share increased to $1.00 in 2002 from an income of $0.09 in 2001, largely as a result of the patent lawsuit settlement recognized in the second quarter of 2002. The significant increase in earnings per share is primarily due to the factors discussed above.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

        Product and service revenues.    For the year ended December 31, 2001, total revenues were $41.9 million, or 22.4% lower than revenues of $54.0 million for the year ended December 31, 2000. This represents a 32.2% decrease in product revenues and a 9.3% increase in service revenues. The decrease in product revenues represents a 71.8% decrease in general radiology sales and a 14.9% decrease in mammography sales during 2001. These decreases are primarily the result of having no OEM sales during 2001, which completed our planned phase-out of OEM sales. We determined that in many cases in the past revenue on sales of large, direct-sale medical equipment had been prematurely recognized, and have adjusted our revenue recognition accordingly. This had the effect of decreasing previously reported product revenues (on a net basis) for the year ended December 31, 2001 by $6.3 million and increasing previously reported product revenues (on a net basis) for the year ended December 31, 2000 by $3.0 million. The increase in service revenues was the result of a higher level of service contract renewals during 2001 when compared to 2000.

        Cost of sales—products.    For the year ended December 31, 2001, cost of sales—products expressed as a percentage of product revenue was 64.1%, as compared to 64.5% for the year ended

December 31, 2000. Cost of sales—products decreased from $26.7 million in 2000 to $18.0 million in 2001. The decrease during 2001 was primarily the result of overall lower sales and, specifically, reduced lower margin general radiology sales.

        Cost of sales—services.    For the year ended December 31, 2001, cost of sales—services expressed as a percentage of service revenue was 52.7%, as compared to 78.0% for the year ended December 31, 2000. Cost of sales—service decreased from $9.9 million in 2000 to $7.3 million in 2001. Of this decrease, $1.6 million was the result of restructuring the service department during 2001. This restructuring resulted in a $1.0 million decrease in head-count related costs and $0.5 million decrease in travel related costs. The remaining $1.1 million decrease was primarily due to lower product cost associated with warranties and service contracts.

        Gross profit.    Gross profit as a percentage of total revenues increased from 32.3% in 2000 to 39.7% in 2001. This increase in 2001 was primarily the result of the phase out of lower margin OEM sales during 2000, and the replacement with higher margin direct mammography product sales during 2001.

        Research and development expenses.    For the year ended December 31, 2001, research and development expenses expressed as a percentage of total revenue was 7.8% as compared to 6.9% for the year ended December 31, 2000. Research and development expenses decreased from $3.7 million in 2000 to $3.3 million in 2001. This decrease was due to lower software development costs during 2001 primarily due to the substantial completion of the development stage of the SenoScan digital imaging system.

        Selling and marketing expenses.    For the year ended December 31, 2001, selling and marketing expenses expressed as a percentage of total revenue was 17.4% as compared to 12.6% for the year ended December 31, 2000. Selling and marketing expenses increased from $6.8 million in 2000 to $7.3 million in 2001. This increase was primarily the result of a $0.9 million increase in marketing expenses to promote the mammography product lines, partially offset by a $0.3 million reduction in payroll related expenses and $0.2 million reduction in travel expenses which were the result of restructuring the sales force during 2001.

        General and administrative expenses.    For the year ended December 31, 2001, general and administrative expenses expressed as a percentage of total revenue was 12.0% as compared to 9.8% for the year ended December 31, 2000. General and administrative expenses decreased from $5.3 million in 2000 to $5.0 million in 2001. This decrease was the result of lower legal and outside service costs of $0.3 million and lower overall operating costs of $0.1 million.

        Interest expense/interest income.    For the years ended December 31, 2001 and December 31, 2000, interest expense was $0.1 million and $0.5 million, respectively. Interest income for the years ended December 31, 2001 and December 31, 2000, was $0.1 million and $0.1 million, respectively. The decrease in interest expense for 2001 was the result of lower borrowings under our line of credit and a favorable interest rate when compared to 2000. The increase in interest income was the result of slightly higher interest earnings on cash balances for 2001 when compared to 2000.

        Net income.    Our net income for 2001 was $0.9 million is comparable to a net income of $0.9 million for 2000. The change in net income is due to the factors discussed above.

        Earnings per share.    For the year ended December 31, 2001, diluted earnings per share decreased to $0.09 in 2001 from an income of $0.12 in 2000. The decrease in earnings per share is due to the factors discussed above.

Income Taxes

        The Company estimates that it will owe no taxes for the year ended December 31, 2002 due to net operating loss carryforwards of approximately $12.4 million at December 31, 2002. No income tax provision has been recorded for the year ended December 31, 2002. This was determined based upon the 2002 results of operations includable in our domestic tax return and a net operating loss carry-forward of $12.4 million at December 31, 2002. As of December 31, 2002, the Company had a 100% valuation allowance against its deferred tax asset of $9.4 million that resulted in a net deferred tax asset of $0.

        The deferred tax asset reflects future tax reduction generated from the utilization of the Company's net operating loss carry forward and favorable temporary book/tax differences existing at December 31, 2002. The realization of a deferred tax asset is dependent on the Company's ability to generate future taxable income in excess of current net operating loss carryforwards.

        No income tax provisions have been recognized for foreign tax jurisdictions and no income tax benefits have been recognized for subsidiary losses outside the domestic return.

Liquidity and Capital Resources

        As of December 31, 2003, we had $1.9 million in cash and $9.4 million in working capital compared to $8.4 million in cash and $23.2 million in working capital at December 31, 2002 and $1.2 million in cash and $14.1 million in working capital at December 31, 2001. The decrease in our cash and working capital from 2002 to 2003 resulted primarily from cash used to fund our operating losses in 2003 offset by cash provided to operations due to changes in our current assets and current liabilities. See further discussion of our liquidity and capital resources as of December 31, 2003 in the annual report on Form 10-K for the year then ended filed at the same time as this 2002 annual report on Form 10-K. The increase in cash and working capital from 2001 to is primarily the result of the $25.0 million received in June 2002 in connection with the settlement of the patent infringement lawsuit disclosed above and the significant investment in inventory in the second half of 2002 offset by the operating loss discussed below.

  Cash used in operating activities

        Our operating activities generated cash totaling $9.3 million during 2002, which is primarily due to the $25.0 million proceeds received from a patent litigation settlement and non-cash charges for depreciation and amortization of $1.2 million. This increase in cash was partially offset by a $1.8 million decrease in net current assets and liabilities. Net cash totaling $0.5 million was provided by operations in 2001 which was primarily due to $0.9 million from net income, non-cash charges for depreciation and amortization totaling $1.6 million and a $1.2 million reduction in receivables. These increases in cash were partially offset by a $3.3 million decrease in accounts payable.

  Cash used in investing activities

        Net cash used by investing activities was $2.3 million for the year ended December 31, 2002 compared to cash used in investing activities of $1.0 million for 2001 and $0.3 million for 2000. This increase in capital expenditures is primarily the result of higher capital spending for demonstration of SenoScan mammography units and costs associated with the implementation of our new ERP system.

  Cash provided by financing activities

        Net cash provided by financing activities for year ended December 31, 2002 was $0.4 million compared to $1.4 million for 2001. For the years ended 2002 and 2001, cash provided from financing activities was primarily the result of $0.3 million and $1.4 million, respectively, in proceeds from the issuance of common stock for the exercise of stock options and the employee stock purchase plan. For the year end December 31, 2000, net cash used by financing activities was $1.8 million.    During the year ended December 31, 2000, there were repayments on our line of credit and other debt of $5.8 million, which was partially offset by proceeds from the sale of one million shares of common stock and other issuances of stock for stock options and the employee stock purchase plan in the amount of $4.1 million.

  Sources of Cash

        In June 2003, we entered into an $8.0 million credit facility, subject to restrictions based on eligible receivables. The amount available under the credit facility at December 31, 2003 was approximately $8.0 million, which is further limited to $2.4 million until such time as the bank completes its review of our restated financial statements. As amended, this credit agreement expires on December 9, 2004, and is secured by all of our assets. If we do not maintain compliance with the net worth covenant or other covenants in the agreement, the amount available under the credit facility may be further reduced or we may not be permitted to make borrowings against the credit facility. Borrowings under the agreement bear interest at the bank's prime rate, plus 2.75%, with a minimum total interest rate of 7%. As of December 31, 2003, there are no outstanding borrowings under the facility.

        Our future capital requirements will depend on a number of factors, including any judgments or settlements which may result from the ongoing investigation of us by the SEC, the shareholder class-action lawsuit and other legal proceeding described above in "Item 3—Legal Proceedings"; legal, accounting and other professional fees associated with such investigations and legal proceedings, as well as our ongoing efforts to develop and implement internal controls and corporate governance policies and procedures designed to enhance the accuracy, quality and consistency of our financial information and reporting; costs associated with satisfying the listing requirements of The NASDAQ Stock Market should our common stock be re-listed; costs associated with implementing the requirements of the Sarbanes-Oxley Act of 2002, in particular, Section 404 thereof, which requires management to report on, and our independent auditors to attest to the effectiveness of, our internal controls; market acceptance of SenoScan, the resources we devote to developing and supporting our products; continued progress of our research and development of potential products; the need to acquire licenses to technology; and potential future merger and acquisition activity.

        We believe that our balances of cash, cash flows expected to be generated by future operating activities, and amounts available under our credit facility will be sufficient to meet our cash requirements over the next twelve months. We may require additional financing sooner than expected depending on the factors listed in the preceding paragraph. Additionally, we may require additional financing sooner than expected if we identify significant opportunities to invest in our core technology or to accelerate growth in market share and revenues. We expect that to meet our long-term needs we may need to raise additional funds through the sale of equity securities, the incurrence of indebtedness or through funds derived through entering into collaborative agreements with third parties.

        Additional equity or debt financing may not be available on acceptable terms, or at all. Our common stock was delisted from The NASDAQ Stock Market on July 7, 2003. One result of this action is a limited public market for our common stock. Trading is now conducted in the over-the-counter market in the so-called "Pink Sheets." This reduced liquidity will likely make it difficult to raise additional capital. If we are unable to obtain additional capital, we may be required to divest product lines, reduce our sales and marketing activities, reduce the scope of or eliminate our research and development programs, or relinquish rights to technologies or products that we might otherwise seek to develop or commercialize. In the event that we do raise additional equity financing, our stockholders will be further diluted. In the event that we incur additional indebtedness to fund our operations, we may have to grant the lender a secondary security interest in our assets since our assets are currently pledged against our line of credit.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material.

Contractual Obligations

        At December 31, 2002 our commitments under contractual obligations were as follows (in thousands):

Payments Due by Period:	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Loan on cash surrender value of life insurance(1)	$1,181	$—	$—	$—	$1,181
Operating leases	8,684	946	1,845	1,870	4,023

Total contractual cash obligations	$9,865	$946	$1,845	$1,870	$5,204

(1)
As discussed in Note 8 of Notes to Consolidated Financial Statements, the Company transferred these insurance policies, and the related loans, to our former Chairman and Chief Executive Officer.

CRITICAL ACCOUNTING POLICIES

        Critical accounting policies are those that are most important to the portrayal of our financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates on matters that are inherently uncertain. These judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Actual results may differ from these estimates under different assumptions or conditions.

        As of the date of this filing, our critical accounting policies include:

Revenue Recognition

        We follow the provisions of Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" (SAB101) which provides for revenue recognition when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable. We recognize product revenue upon effective delivery for our large, direct-sale medical equipment, although we defer recognition until all conditions are satisfied in cases where other arrangements exist or obligations remain to be performed. Revenue related to dealers and other product sales are recognized upon shipment, provided that title and risk of loss has transferred. We recognize revenue from services when they are performed, and from pre-paid service contracts and extended warranty contracts over the periods for which the contracts are in effect. We bill for service contracts and extended warranties monthly, quarterly and annually in advance, and record deferred revenue, which is then recognized over the service period. We also sell replacement parts to customers, and record revenue at the time of shipment when title transfers. Certain replaced parts may be returned for partial credit, and we make estimates to reduce current revenue to account for the future effect of those returns.

        We carry accounts receivable at original invoice amounts less an estimate for doubtful accounts and sales returns based on a periodic review of outstanding receivables. We provide allowances for known and anticipated credit losses in the course of regularly evaluating individual customer receivables. This evaluation takes into consideration a customer's financial condition and credit history as well as current economic conditions. Accounts receivable are written off when deemed uncollectible. Recovery of accounts receivable previously written off are recorded when received.

Inventories

        We value inventory at the lower of cost or market using the first-in, first-out (FIFO) method. Management periodically assesses the recoverability of inventory based on obsolescence or unmarketability equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and changes in market conditions. These assessments require management judgments and estimates, and valuation adjustments for excess and obsolete inventory may be recorded based on these periodic assessments.

Product Warranty

        We accrue for the estimated cost of product warranties into product cost of sales at the time revenue is recognized. Although we engage in extensive product quality programs and processes, our warranty obligation is affected by product failure rates and service delivery costs incurred in correcting a product failure. Should actual product failure rates or service costs differ from our estimates, which are based on historical data, and engineering estimates, where applicable, revisions to the estimated warranty liability would be required. The typical standard warranty term is for 12 months starting from the date of installation. We also sell extended warranties ranging from 12 to 60 months.

Income Taxes

        As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the balance sheet. We must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent that recovery is not likely, a valuation allowance must be established. To the extent a valuation allowance is established, we must include an expense within the tax provision in the statement of operations. In the event that actual results differ from these estimates, the provision for income taxes could be materially impacted. We have fully reserved for our deferred tax asset.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED), AS RESTATED

        We believe that period-to-period comparisons of our financial results should not be relied upon as an indication of future performance.

        Our revenues and results of operations have been subject to significant fluctuations, particularly on a quarterly basis, and our revenues and results of operations can be expected to fluctuate significantly quarter to quarter and year to year. Causes of such fluctuations may include the volume and timing of new orders and renewals, the sales cycle for our products, the introduction of new products, inventory levels, product upgrades or updates by us or our competitors, changes in product mix, changes in product prices and pricing models, general economic conditions (such as the recent economic downturn), extraordinary events such as acquisitions or litigation and the occurrence of unexpected events. Significant quarterly fluctuations in revenues will cause significant fluctuations in our cash flows and the cash and cash equivalents, accounts receivable and customer deposits accounts on our balance sheet.

        The following table sets forth quarterly unaudited financial data for the quarters of 2002 and 2001. Other than the quarter ended December 31, 2002, the financial data has been restated from that previously reported for the reasons discussed in Item 7. The following tables under 2002 Quarterly Statement of Operations Reconciliations show the effect of the restatement on each quarter.

        Concurrently with filing this Form 10-K, we have filed Forms 10-Q for the quarters ended March 30, 2003, June 29, 2003 and September 28, 2003. We do not intend to file amendments to the Forms 10-Q for each of the first three quarters in 2002 and 2001.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED), AS RESTATED

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(expressed in thousands except per share data) Restated
2002
Net revenue	$11,568	$10,054	$12,946	$10,542	$45,110
Gross profit	3,026	(912)	2,450	479	5,043
(Loss) income before income taxes	(887)	18,532	(2,145)	(5,780)	9,720
Net (loss) income	(887)	18,532	(2,145)	(5,780)	9,720
Earnings (loss) per share:
Basic	$(0.10)	$2.01	$(0.23)	$(0.62)	$1.06
Diluted	$(0.10)	$1.89	$(0.23)	$(0.62)	$1.00

(1)
Reflects $25.0 million patent settlement received in the quarter in addition to ordinary revenue/expense items.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(expressed in thousands except per share data) Restated
2001
Net revenue	$10,828	$10,930	$10,095	$10,062	$41,915
Gross profit	3,896	4,605	4,237	3,886	16,624
(Loss) income before income taxes	(544)	275	634	517	882
Net (loss) income	(544)	275	634	517	882
Earnings (loss) per share
Basic	$(0.06)	$0.03	$0.07	$0.06	$0.10
Diluted	$(0.06)	$0.03	$0.06	$0.05	$0.09

2002 Quarterly Statement of Operations Reconciliations

        The following are reconciliations of our quarterly "Statement of Operations" from financial statements previously filed to these restated financial statements (in thousands, except per share data):

	Three Months Ended September 29, 2002
Statement of Operations	As Previously Reported	Adjustments	As Restated
Net revenue	$11,004	$1,942	$12,946
Gross profit	4,721	(2,271)	2,450
Loss before income taxes	(1,898)	(247)	(2,145)
Net loss	(1,898)	(247)	(2,145)
Loss per share:
Basic	$(0.21)	$(0.02)	$(0.23)
Diluted	$(0.21)	$(0.02)	$(0.23)
	Three Months Ended June 30, 2002
Statement of Operations	As Previously Reported	Adjustments	As Restated
Net revenue	$8,793	$1,261	$10,054
Gross (loss) profit	(7,054)	6,142	(912)
Income before income taxes	10,480	8,052	18,532
Net income	10,480	8,052	18,532
Earnings per share:
Basic	$1.13	$0.88	$2.01
Diluted	$1.05	$0.84	$1.89
	Three Months Ended March 31, 2002
Statement of Operations	As Previously Reported	Adjustments	As Restated
Net revenue	$11,109	$459	$11,568
Gross profit	5,693	(2,667)	3,026
Income (loss) before income taxes	411	(1,298)	(887)
Net income (loss)	411	(1,298)	(887)
Earnings (loss) per share:
Basic	$0.04	$(0.14)	$(0.10)
Diluted	$0.04	$(0.14)	$(0.10)

2001 Quarterly Reconciliations

	Three Months Ended December 31, 2001
Statement of Operations	As Previously Reported	Adjustments	As Restated
Net revenue	$11,288	$(1,226)	$10,062
Gross profit	6,065	(2,179)	3,886
Income before income taxes	1,282	(765)	517
Net income	1,282	(765)	517
Earnings per share:
Basic	$0.14	$(0.08)	$0.06
Diluted	$0.13	$(0.08)	$0.05
	Three Months Ended September 30, 2001
Statement of Operations	As Previously Reported	Adjustments	As Restated
Net revenue	$12,875	$(2,780)	$10,095
Gross profit	6,391	(2,154)	4,237
Income before income taxes	1,041	(407)	634
Net income	1,041	(407)	634
Earnings per share:
Basic	$.12	$(0.05)	$0.07
Diluted	$.11	$(0.05)	$0.06
	Three Months Ended July 1, 2001
Statement of Operations	As Previously Reported	Adjustments	As Restated
Net revenue	$12,824	$(1,894)	$10,930
Gross profit	6,438	(1,833)	4,605
Income (loss) before income taxes	751	(476)	275
Net income (loss)	751	(476)	275
Earnings (loss) per share:
Basic	$0.09	$(0.06)	$0.03
Diluted	$0.08	$(0.05)	$0.03
	Three Months Ended April 1, 2001
Statement of Operations	As Previously Reported	Adjustments	As Restated
Net revenue	$11,246	$(418)	$10,828
Gross profit	5,562	(1,666)	3,896
Income (loss) before income taxes	207	(751)	(544)
Net income (loss)	207	(751)	(544)
Earnings (loss) per share:
Basic	$0.02	$(0.08)	$(0.06)
Diluted	$0.02	$(0.08)	$(0.06)

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in United States interest rates and changes in foreign currency exchange rates as measured against the United States dollar. These exposures are directly related to our normal operating and funding activities. Historically and as of December 31, 2002, we have not used derivative instruments or engaged in hedging activities.

        There have been no significant changes in our market risk from December 31, 2001.

Foreign Currency Risk

        Over the past several years, we have expanded our international sales and marketing efforts. Our exposure to foreign currency and other international business risks may increase as our international business grows. We attempt to minimize these risks by: (1) generally requiring payments in U.S. dollars; (2) using letters of credit; and (3) requiring advance deposits and through other means. Our international sales and marketing efforts may not be successful and we may not successfully minimize associated risks.

        We are exposed to foreign currency risks through our subsidiary operations in Switzerland and Germany. At December 31, 2002 we had cash, receivables and current liabilities totaling $0.5 million that represent a net asset balance denominated in Euros. We do not employ any risk mitigation or hedging techniques with respect to amounts exposed to fluctuations in foreign currency exchange rates.

Interest Rate Risk

        At December 31, 2003, we had an $8.0 million credit facility, subject to restrictions based on eligible receivables. Borrowings under the credit facility would have reflected interest at the bank's prime rate plus 2.75% and therefore any borrowings under the credit facility would have subjected us to interest rate fluctuations. At December 31, 2003, there are no outstanding borrowings under the facility. Increases in interest rates could, however, increase the interest expense associated with future borrowings, including any under our credit facility. At December 31, 2003 we had a capital lease obligation, including current portion, in the aggregate amount of $0.5 million. The capital lease obligation has a term of two years and will be repaid with monthly principal and interest payments at a fixed interest rate. A change in interest rates would not affect our obligation related to the capital lease as of December 31, 2003, as the interest rate related to the obligation is fixed over the lease term.

        We have short-term investments in low risk and no risk financial instruments, which are readily convertible into cash, which earn interest at variable rates. At times, cash balances with our financial institution exceed FDIC insurance limits.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our audited financial statements and notes thereto described in Item 15(a) of this report on Form 10-K and appearing on pages F-1 through F-29 of this report are incorporated by reference herein. See also "Quarterly Financial Data (unaudited)" appearing in the Management Discussion and Analysis under Item 7 of this Form 10-K, which is incorporated herein by reference.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        As previously reported on Form 8-K dated July 12, 2002, our Board of Directors, acting upon the recommendation of our Audit Committee, dismissed Arthur Andersen LLP as our independent public accountants and engaged Ernst & Young LLP effective July 10, 2002.

        Arthur Andersen's reports on our consolidated financial statements for the fiscal years ended December 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

        During our fiscal year ended December 31, 2001 and through July 12, 2002, there were no disagreements with Arthur Andersen LLP on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen's satisfaction, would have caused Arthur Andersen LLP to make reference to the subject matter in connection with their report on our consolidated financial statements for such periods. There were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K during fiscal year ended December 31, 2001 and through July 12, 2002.

        We provided Arthur Andersen LLP with a copy of the disclosures in the Form 8-K, and used reasonable efforts to obtain a letter from it stating its agreement with our statements. However, we were unable to obtain a letter from Arthur Andersen and, in reliance on Item 304T of Regulation S-K, the letter was not included as an exhibit to the Form 8-K.

        Our Audit Committee recommended and our Board approved and engaged Ernst & Young LLP on July 10, 2002 to serve as our independent public accountants for the fiscal year ended December 31, 2002. During our two most recent fiscal years, we did not consult Ernst & Young LLP with respect to the opinion that might be rendered on the Company's consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K. However, we subsequently also engaged Ernst & Young to re-audit our consolidated financial statements for fiscal years ended December 31, 2001 and 2000 after we discovered several accounting issues that require restatement of the consolidated financial statements for those years. See additional discussion of the restatement in Item 7.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS

Members of the Board of Directors

        The Board of Directors consists of three classes of directors, with each class serving for the three-year term ending in successive years. The authorized number of directors is currently eight. The following table lists the current members of the Board of Directors and their ages, positions with the company, terms of office and the years they were first elected as directors:

	Name	Age	Position with the Company	Director Since
Class III	Directors Whose Terms Expire in 2003:(1)
Class I	Directors Whose Term Expires in 2004:
	Harris Ravine	60	Director, President and Chief Executive Officer	2003
	Gail Schoettler	59	Director, Board Chair	2003
	Todger Anderson	58	Director	2003
Class II	Directors Whose Term Expires in 2005:(2)
	Taylor Simonton	59	Director	2003

(1)
Teresa W. Ayers, Class III director in 2002, resigned as a director on October 29, 2003. Morgan W. Nields, Class III director in 2002, resigned as a director effective as of December 31, 2003.

(2)
Gerald D. Knudson and Dr. David Bragg, Class II directors in 2002, resigned on December 26 and November 14, respectively, in 2003.

Directors

        Todger Anderson joined our Board of Directors in March 2003. Mr. Anderson has 28 years in managing money for Denver Investment Advisors and its predecessor organizations. He began his experience as a security analyst with the United Bank of Denver and moved into portfolio management with Financial Programs, Inc. prior to joining us. With the formation of Denver Investment Advisors in 1984, he became President and Director of Portfolio Management and continues to serve in that capacity. Mr. Anderson's educational background consists of a B.A. from Colby College and an M.B.A. from the University of Denver. He is a member of the Denver Society of Security Analysts and is a Chartered Financial Analyst. Mr. Anderson currently chairs our Compensation and Human Resources Committee and is a member of our Audit Committee and the Special Committee.

        Harris Ravine joined our Board of Directors in January 2003. On April 24, 2003, Mr. Ravine was named as our President and Chief Executive Officer. Mr. Ravine has more than 20 years of senior level management and board experience. He has served as a Senior Advisor to Kalos Strategy Group, Meritage Associates, a business development and channel strategy firm located in Boston, and BlueLake Partners, a boutique investment banking firm. From October 2000 until the first quarter of 2002, Mr. Ravine was a special limited partner of Telecom Partners Fund, a Denver-based venture capital firm focused on the services segment of the telecom market. In early 2000 Mr. Ravine worked with a number of start-up and early stage technology companies both in the US and abroad. Between 1997 and the end of 1999, Mr. Ravine was Chairman and CEO of Andataco, Inc., a company that designed and marketed "open systems" storage and software solutions. Andataco reached revenues of more than $100 million before it was merged with another company. Between 1994 and 1997, Mr. Ravine was the managing partner of BI Capital, Inc., a private investment company focused on early stage funding of technology companies in both the storage and medical devices markets. Mr. Ravine currently serves as a director and member of the Audit Committee for California First National Bank. In addition to serving on a number of boards in the non-profit environment, Mr. Ravine has taught and lectured at several universities and was the co-recipient of a major grant from the Ford Foundation to develop a course in leadership. Mr. Ravine received his J.D. degree from the University of Minnesota.

        Dr. Gail Schoettler joined our Board of Directors in January 2003. Dr. Schoettler served the State of Colorado as Lieutenant Governor from 1995 to 1999. Prior to this Dr. Schoettler served as Colorado State Treasurer. From 1999 to 2000, Ms. Schoettler was appointed by President Clinton to serve as the US Ambassador to the World Radiocommunication Conference, where almost 200 countries negotiated a global treaty for the allocation of the radio spectrum for industrial and military uses. From 2000 to present, Dr. Schoettler has been self-employed. Dr. Schoettler has started two successful banks and continues to help manage her family's cattle ranch, vineyards and real estate enterprises. Dr. Schoettler received her B.A. in economics from Stanford University as well as her M.A. and Ph.D. from the University of California at Santa Barbara. Dr. Schoettler speaks and writes internationally on globalization, political strategies for business, and women's issues. Dr. Schoettler also serves as a director and member of the Compensation and Audit Committee of Aspen Bio, Inc., a Denver-based manufacturer of high quality purified proteins. In addition, Dr. Schoettler serves on the board of CancerVax Corp. a private corporation and on a number of boards in the non-profit environment. Among Dr. Schoettler's numerous awards, she received France's highest civilian award, the French Legion of Honor, from President Jacques Chirac of France. On May 12, 2003, Dr. Schoettler was appointed as the Chair of our Board of Directors. In addition, Dr. Schoettler is chair of our Corporate Governance Committee and a member of our Audit Committee, the Special Committee on Financial Matters and the Special Committee.

        Taylor Simonton joined our Board of Directors in January 2003. Mr. Simonton joined our Board of Directors after retiring from a 35-year career at PricewaterhouseCoopers LLP in May 2001. While a partner at PricewaterhouseCoopers' national office from 1995 to 2001, Mr. Simonton was a member of the group overseeing all accounting and auditing standards, SEC, risk and quality and corporate governance matters for his firm. He received his B.S. in accounting from the University of Tennessee and is treasurer and board member of the Cancer League of Colorado, a non-profit group dedicated to raising cancer research dollars. Mr. Simonton is Chair of the Audit Committee, Chair of our Special Committee and a member of our Compensation and Human Resources Committee.

Lead Director Position

        In November 2001, we amended our Bylaws to create the position of Lead Director. Our Lead Director may be appointed at any time by the vote of a majority of the members of the Board of Directors who do not hold officer positions with the Corporation (the "independent directors"). The independent directors may delegate such authority and assign such duties to our Lead Director as the independent directors may from time to time determine, with the exception of those duties conferred by law exclusively on the Chairman of the Board, the President and the Chief Executive Officer. The compensation received by the Lead Director for his or her services is determined by a vote of the independent directors. The Lead Director holds his or her position at the pleasure of the majority of the independent directors for such term as a majority vote of the independent directors may determine and may be removed at any time by a majority vote of the independent directors with or without cause. In November 2001, the independent directors appointed Mr. Gerald Knudson to serve as our Lead Director for a term commencing on December 1, 2001 and ending on April 18, 2002, when

Mr. Knudson was appointed as our President and Chief Executive Officer. Mr. Knudson received total compensation for his service as Lead Director of $35,000. In May 2002, the independent directors elected Ms. Teresa Ayers to serve as Lead Director. Ms. Ayers served as Lead Director until September 30, 2002. Total compensation received by Ms. Ayers in her role as Lead Director was $60,000. From September 2002 until January 2003, Ms. Ayers also received an additional $59,000 in Special Services compensation. The Lead Director position remained vacant from September 30, 2002 until March 11, 2003, when Harris Ravine was appointed as our Lead Director. Mr. Ravine served as our Lead Director until April 24, 2003, when he was named as our President and Chief Executive Officer. Total compensation paid to Mr. Ravine in his role as Lead Director was $18,000. The Lead Director position has been vacant since April 24, 2003. On May 12, 2003, Gail Schoettler, an independent director, was elected as Chair of our Board of Directors.

Compensation of Directors

        During the fiscal year ended December 31, 2002, we paid each non-employee director an annual fee of $10,000, plus a director's meeting fee of $2,000 for each meeting of our Board of Directors at which our director was either physically present or participating by means of telephone. We also reimburse our directors for expenses incurred for attendance at the meetings of our Board of Directors.

        Pursuant to our 1993 Non-Employee Director Stock Option Plan, adopted in 1993 and amended in 1998, and 2002, and administered by our Board of Directors, a director who is not an employee of the Company receives a grant of options to purchase 10,000 shares of our Common Stock in connection with joining the Board upon his or her election or appointment to our Board of Directors, 5,000 of which are discretionary grants as contemplated below, plus an additional grant of options to purchase 5,000 shares of our Common Stock on each February 26 thereafter if the person remains a director on such date. In addition, the Board is permitted to make discretionary grants to non-employee directors. Under the Director Plan, each option automatically granted has an exercise price equal to the fair market value of a share of our Common Stock on the date of grant, is immediately exercisable and expires ten years from the date of grant subject to extensions based on years of service. If a person ceases to be a director for any reason other than death or disability, the options remain exercisable for a period equal to the director's length of service, but not less than one year and not greater than five years. In the event of death or disability, the options remain exercisable for a period of twelve months, but in no event beyond ten years from the date of grant.

        On February 26, 2002, options to purchase 7,000 shares of our common stock, at an exercise price of $12.25 per share, were granted to Ms. Katherine Paul, a former director; options to purchase 6,000 shares of our common stock, at an exercise price of $12.25 per share, were granted to each of Dr. Bragg and Mr. Knudson. On April 18, 2002, options to purchase 7,000 shares of our common stock, at an exercise price of $12.70 per share, were granted to Ms. Ayers; options to purchase 1,000 shares of our common stock, at an exercise price of $12.70 were granted to Dr. Bragg. A total of 300,000 shares of our common stock have been reserved for issuance under the Director Plan. As of December 31, 2002, options to purchase 112,000 shares of common stock were outstanding under the Director Plan at an average exercise price of $5.62 per share.

Executive Officers

        The names of the executive officers of our Company who serve at the discretion of our Board of Directors, and certain biographical information furnished by them, are set forth below:

Name	Age	Position with Company
Harris Ravine	60	President and Chief Executive Officer; Director
David Kirwan	50	Senior Vice President, Finance; Chief Financial Officer; Secretary

        Harris Ravine—Please refer to Mr. Ravine's biographical information under Board of Directors.

        David Kirwan has served as our Senior Vice President, Finance, Chief Financial Officer and Secretary since February 2004. Prior to joining the Company, from 2001 until 2003, Mr. Kirwan was Senior Vice President and General Manager of the Supply Chain Management Division of Broadband Services, Inc., a supply chain management company. From 1999 to 2001, Mr. Kirwan was Director of European Logistics at Apply Computer. Prior to joining Apple Computer, Mr. Kirwan was at Storage Technology Corporation from 1981 until 1999, most recently as Director of European Logistics based in London. Mr. Kirwan received a Bachelor of Commerce degree from University College, Dublin and is a fellow of the Charter Institute of Management Accountants.

  Section 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Upon review of forms and representations furnished to us pursuant to Section 16(a) of the Securities Exchange Act of 1934, to the best of our knowledge, all required filings through December 31, 2002 have been satisfied on a timely basis.

CODE OF ETHICS

        On June 3, 2003, our Board of Directors adopted a code of ethics for all of our officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions), employees and directors. We intend to satisfy the requirements under Item 10 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of our code of ethics on our website. Our code of ethics can be reviewed at www.fischerimaging.com. In addition, our code of ethics also has been filed with this report.

ITEM 11.    EXECUTIVE COMPENSATION

        The following table contains certain information required under applicable rules of the Securities and Exchange Commission regarding the compensation for each of the last three fiscal years ended December 31 for our Chief Executive Officer and our most highly compensated executive officers other than our Chief Executive Officer.

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long-Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary(1)	Bonus(1)	Other Annual Compensation(2)	Restricted Stock Award(s)	# of Securities Underlying Options	LTIP Payouts	All Other Compensation
Morgan W. Nields(3) Board Director Chief Technology Officer	2002 2001 2000	$238,908 256,479 239,077	$250,000 102,900 91,100	$0 0 0	$0 0 0	0 0 25,000	$0 0 0	$31,187 32,609 40,373
Louis E. Rivelli(4) President Chief Executive Officer	2002 2001 2000	132,624 253,036 204,145	39,748 261,022 139,390	0 0 0	0 0 0	0 0 150,000	0 0 0	82,780 704 331
Gerald D. Knudson(5) President Chief Executive Officer	2002 2001 2000	252,840 0 0	31,250 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Stephen G. Burke(6) Executive Vice President, Finance, Chief Financial Officer, Secretary	2002	44,846	84,000	0	0	50,000	0	0
Rodney B. Johnson(7) Vice President Finance, Chief Financial Officer, Secretary	2002 2001 2000	135,135 143,395 50,769	12,060 22,400 3,000	0 0 0	0 0 0	0 0 50,000	0 0 0	39,965 2,404 0

(1)
Reflects compensation earned by the named executive officers in the fiscal years presented, including amounts, if any, for payout of excess accrued vacation and contributions at the election of these officers under our defined contribution plan. Effective for 2003, excess accrued vacation will no longer be paid out.

(2)
In accordance with SEC rules, other compensation in the form of perquisites and other personal benefits has been omitted in those instances where such perquisites and other personal benefits comprised less than the lesser of $50,000 or 10% of the total annual salary and bonus for the named executive officer for such year.

(3)
The bonus paid to Mr. Nields was for his contribution to the settlement of the Thermo-Electron Corporation and Hologic, Inc. 2002 lawsuit. The 25,000 options granted to Mr. Nields in 2000 have an exercise price of $4.12 per share and vested in two equal installments on the first and second anniversaries of the date of grant. All Other Compensation includes (a) our contribution to the defined contribution plan and (b) the dollar value of insurance premiums paid by us in those years under split-dollar life insurance arrangements as reduced by the projected refund of premiums to us calculated on an actuarial basis at Mr. Nields' normal retirement age. On May 12, 2003, we reached an agreement with Mr. Nields in which he assumed responsibility for the related life insurance policies.

  All Other Compensation includes:

2002	Life Insurance	$29,279
	Our contribution to defined contribution plan	1,908
2001	Life Insurance	$32,609
2000	Life Insurance	$39,589
	Our contribution to defined contribution plan	784

  During 2002 and until May 2003, Mr. Nields was Chair of our Board of Directors. On May 12, 2003, Mr. Nields was appointed as our Chief Technology Officer and Dr. Gail Schoettler was elected as Chair of our Board of Directors. Mr. Nields resigned from his position as Chief Technology Officer and a member of our Board of Directors effective December 31, 2003.

(4)
Mr. Rivelli joined us in August 1999. In March of 2000, Mr. Rivelli received 50,000 options with an exercise price of $3.75 per share with immediate vesting. In December of 2000, Mr. Rivelli received 100,000 options with an exercise price of $2.37 per share with 1/48 vesting on the first of each month commencing on the date of grant.

  All Other Compensation includes:

2002	Severance	$80,333
	Our contribution to defined contribution plan	2,447
2001	Our contribution to defined contribution plan	$704
2000	Our contribution to defined contribution plan	$331

  On April 18, 2002, Mr. Rivelli resigned as our President and Chief Executive Officer to pursue other opportunities.

(5)
From June 6, 2000 until April 18, 2002, Mr. Knudson served us as a Director and as a consultant. On April 18, 2002, Mr. Knudson was appointed as our President and Chief Executive Officer. During 2002, Mr. Knudson received the following compensation:

Lead Director (fees for two three-month terms)	$35,000
Board of Directors Renumeration	9,000
Consulting Fees	60,000
Chief Executive Officer	166,340

  Mr. Knudson was paid as our President and Chief Executive Officer under a contract during fiscal year 2002 until February 2003, after which time he was paid as an employee.     On February 26, 2002, Mr. Knudson was granted 6,000 options at an exercise price of $12.25 per share, fully vested, under the Director Plan. On April 24, 2003, Mr. Knudson resigned as our President and Chief Executive Officer for family reasons. Harris Ravine was appointed as our President and Chief Executive Officer on April 24, 2003.

(6)
Mr. Burke joined us in October 2002 as our Executive Vice President, Finance, Chief Financial Officer and Secretary. Mr. Burke received $35,000 as a hiring bonus and $49,000 as incentive compensation. The 50,000 options granted to Mr. Burke have an exercise price of $4.50 per share and will vest in four equal installments, on each of the first, second, third and fourth anniversaries of the date of grant. Prior to joining our Company as Executive Vice President, Mr. Burke was a financial consultant to our Board from March 2002 until October 2002. Contract fees paid to Mr. Burke during that time were $117,100. Mr. Burke resigned as our Executive Vice President, Finance, Chief Financial Officer and Secretary as of January 31, 2004. Of the 50,000 options granted in 2002, 37,500 were cancelled upon Mr. Burke's resignation.

(7)
Mr. Johnson joined us in August 2000. In October 2002, Mr. Johnson resigned as our Chief Financial Officer to pursue other interests. Of the 50,000 options granted to Mr. Johnson, 12,500 shares were exercised in 2001, 12,500 shares were exercised in 2002 and 25,000 were cancelled upon Mr. Johnson's resignation.

  All Other Compensation includes:

2002	Severance	$37,360
	Our contribution to defined contribution plan	2,607
2001	Our contribution to defined contribution plan	$2,404

OPTION GRANTS IN LAST FISCAL YEAR

        The following table sets forth certain information with respect to individual grants of stock options to our Chief Executive Officer and our most highly compensated executive officers other than our Chief Executed Officer during the fiscal year ended December 31, 2002:

					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
		Percent of Total Options Granted to Employees in 2002
	Number of Securities Underlying Options Granted (#)
			Exercise or Base Price ($/Share)
Name				Expiration Date
					At 5% ($)	At 10% ($)
Morgan W. Nields(2)	0
Louis E. Rivelli(3)	0
Jerry Knudson(4)	0
Stephen G. Burke(5)	50,000	10.37%	$4.50	10/9/12	$11,250	$22,500
Rodney B. Johnson(6)	0

(1)
The 5% and 10% assumed rates of annual compounded stock price appreciation are set forth in the rules of the SEC and do not represent our estimate or projection of future prices of our common stock.

(2)
Mr. Nields resigned as our Chief Technology Officer effective December 31, 2003.

(3)
Mr. Rivelli joined us in August 1999. On April 18, 2002, Mr. Rivelli resigned as our President and Chief Executive Officer to pursue other opportunities.

(4)
From June of 2000 until April 2002, Mr. Knudson served as a Director. On April 18, 2002, Mr. Knudson was appointed as our President and Chief Executive Officer. On February 26, 2002, Mr. Knudson was granted 6,000 options at an exercise price of $12.25 per share, fully vested, under the Director Plan. On April 24, 2003, Mr. Knudson resigned as our President and Chief Executive Officer for family reasons.

(5)
Options were granted as non-plan grants on October 9, 2002 and will vest in four equal installments, on each of the first, second, third and fourth anniversaries of the date of grant.. Mr. Burke resigned as our Executive Vice President, Finance, Chief Financial Officer and Secretary as of January 31, 2004. Of the 50,000 options granted in 2002, 37,500 were cancelled upon Mr. Burke's resignation.

(6)
Mr. Johnson joined us in August 2000. In October 2002, Mr. Johnson resigned as our Chief Financial Officer to pursue other interests.

AGGREGATED STOCK OPTION EXERCISES IN LAST FISCAL YEAR AND
FISCAL YEAR-END STOCK OPTION VALUES

        The table below sets forth information regarding exercises of stock options during the fiscal year ended December 31, 2002 and the outstanding unexercised options held by our Chief Executive Officer and most highly compensated executive officers other than our Chief Executive Officer as of December 31, 2002.

			# of Securities Underlying Unexercised Options at December 31, 2002		Value of Unexercised In- the-Money Options At December 31, 2002(1)
		Value Realized (market price at exercise, less Exercise price)
Name	# of Shares Acquired on Exercise
			Exercisable	Unexercisable	Exercisable	Unexercisable
Morgan W. Nields(2)	0	$0	225,000	0	$151,749	$0
Louis E. Rivelli(3)	43,773	428,606	0	0	0	0
Jerry Knudson(4)	0	0	0	0	0	0
Stephen G. Burke(6)	0	0	0	50,000	0	75,500
Rodney B. Johnson(5)	12,500	34,687	0	0	0	0

(1)
Per share market value of our Common Stock at December 31, 2002 of $6.01 per share, as reported on the National Association of Securities Dealers Automated Quotes Stock Market, minus the respective option exercise price.

(2)
On September 30, 2003, 25,000 options expired. Mr. Nields resigned as our Chief Technology Officer effective as of December 31, 2003.

(3)
Mr. Rivelli joined us in August 1999. On April 18, 2002, Mr. Rivelli resigned as our President and Chief Executive Officer to pursue other opportunities.

(4)
From June of 2000 until April 2002 Mr. Knudson served as a Director. On April 18, 2002, Mr. Knudson was appointed as our Chief Executive Officer. On February 26, 2002, Mr. Knudson was granted 6,000 options at an exercise price of $12.25 per share, fully vested, under the Director Plan. On April 24, 2003, Mr. Knudson resigned as our President and Chief Executive Officer for family reasons.

(5)
Mr. Johnson joined us in August 2000. In October 2002, Mr. Johnson resigned as our Chief Financial Officer to pursue other interests.

(6)
Mr. Burke resigned as our Executive Vice President, Finance, Chief Financial Officer and Secretary as of January 31, 2004. Of the 50,000 options granted in 2002, 37,500 were cancelled upon Mr. Burke's resignation.

EQUITY COMPENSATION PLAN INFORMATION

        The table below provides information about the shares of our common stock authorized for issuance under the Company's equity compensation plans as of December 31, 2002.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	769,310	$4.87	111,473	(2)
Equity compensation plans not approved by security holders(3)	787,250	$8.92	0

Total	1,556,560	$6.90	111,473	(2)

(1)
Number of securities to be issued upon exercise of outstanding options have been combined from our 1991 Stock Option Plan under which options were granted to employees and consultants and our 1993 Non-Employee Director Stock Option Plan under which options may be granted to non-employee directors. The Company's ability to make grants under the 1991 Stock Option Plan expired in 2001.

(2)
Consists of 90,000 options available for issuance under our 1993 Non-Employee Director Stock Option Plan and 21,473 shares issuable under our Employee Stock Purchase Plan. As of the date of this filing, there are no shares issuable under the Employee Stock Purchase Plan.

(3)
Consists of option grants approved by the Board of Directors from time to time but not granted pursuant to one of the aforementioned plans.

RETENTION BONUS PLAN

        In December 1995, our Board of Directors adopted a Retention Bonus Plan. Under the Plan, all options to purchase shares of our common stock held by certain of our executive officers and other key employees who participate in the Plan shall vest and we will make payments to such participants in the event of a change of control. A "change of control" under the Plan includes an acquisition of 35% or more of our outstanding common stock, certain changes in the composition of our Board of Directors, a consolidation or merger in which we are not the surviving corporation, the sale or other transfer of 50% or more of our assets or earnings power, our adoption of a plan of liquidation or dissolution, or certain other similar events. Payments made to a Participant under the Plan will not exceed an amount equal to his or her annual base salary in effect immediately prior to the change of control. There are no participants under the Plan.

COMPENSATION AND HUMAN RESOURCES COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        None of the members of our Compensation and Human Resources Committee was an officer or employee of the Company at any time during the 2002 fiscal year. Mr. Harris Ravine resigned as a member of the committee prior to becoming our President and Chief Executive Officer on April 24, 2003.

COMPENSATION AND HUMAN RESOURCES COMMITTEE REPORT

        Our executive compensation program is administered by the Compensation and Human Resources Committee of our Board of Directors.

Our Company's Compensation Philosophy and Plan

        Our company's executive compensation program is designed to attract and retain qualified executive talent, reward executive performance based on our performance, and align executive performance objectives with those of our stockholders.

        Our Compensation and Human Resources Committee reviews the executive compensation program on a subjective basis and through an informal market analysis of executive compensation programs at peer companies. Our Compensation and Human Resources Committee does not use a quantitative method or mathematical formula to set any portion of our executive compensation program. Our Compensation and Human Resources Committee analyzes relevant criteria in developing an executive compensation program that is based on corporate performance and individual initiatives and performance.

2002 Executive Officer Compensation

        In 2002, our executive officer compensation program consisted of base salary, incentive compensation (in the form of cash bonuses) and long-term incentive compensation (in the form of stock options).

Base Annual Salary

        Base annual salaries for our executive officers are initially determined by evaluating the responsibilities of the position and the professional experience of the individual as it relates to these responsibilities. The competitiveness of the marketplace for executive talent is also taken into account with consideration given to base annual salaries for comparable positions and peer companies. At the discretion of our Compensation and Human Resources Committee, individual adjustments to compensation packages are made based on our Compensation and Human Resources Committee's discretion and its subjective perception of individual performance.

Incentive Compensation

        The incentive compensation program is designed to attract and retain key talent that is directly related to increasing shareholder value. In addition, the program provides the potential for our executive officers and other key employees to earn cash incentive bonuses based on our performance for the year, as well as on the basis of individual initiatives and achievements. Our Compensation and Human Resources Committee may also approve, in its sole discretion, bonus payments to executive officers that are not directly linked to previously established performance objectives. Additionally, our Compensation and Human Resources Committee has authorized our Chief Executive Officer, where appropriate to an executive's specific employment responsibilities, to establish bonus opportunities based upon individual performance objectives.

Long-Term Incentive Compensation

        The long-term incentive compensation program in the form of stock option grants is designed to align the interests of our executive officers and other key employees with those of our stockholders. Executive officers and key employees have been granted options under our 1991 Stock Option Plan prior to its expiration in June 2001 and now may be granted options outside of the Plan. Stock options granted outside the plan are granted at an exercise price equal to the fair market value of our common stock on the date of grant. These options generally vest in four equal installments, on each of the first, second, third and fourth anniversaries of the date of grant. Director options are granted under our 1993 Non-Employee Stock Option Plan.    Director options are granted at an exercise price equal to the fair market value of our common stock on the date of grant and are fully vested on the date of grant. The numbers of options granted are based on our Compensation and Human Resources Committee's subjective review of the responsibilities of the position as it relates to our overall success.

Compensation of Chief Executive Officer

        The compensation package for our Chief Executive Officer was determined in accordance with the principles described above.

        From August 1999 until April 18, 2002, Lou Rivelli served as our Chief Executive Officer and President. Base salary and cash incentive bonuses paid to Mr. Rivelli in 2002 were $132,624 and $39,748, respectively. On April 18, 2002, Mr. Rivelli resigned as our President and Chief Executive Officer to pursue other opportunities. Mr. Rivelli was paid $80,333 in severance payments.

        On April 18, 2002 until April 24, 2003, Mr. Gerald Knudson was appointed as our Chief Executive Officer and President. Contract fees paid to Mr. Knudson for his service as our Chief Executive Officer and President for 2002 were $166,340. Consulting fees paid to Mr. Knudson during fiscal year 2002 were $60,000. On April 24, 2003, Mr. Knudson resigned as our President and Chief Executive Officer for family reasons.

        On April 24, 2003, Mr. Harris Ravine was appointed as our Chief Executive Officer and President. Mr. Ravine did not receive any compensation in these roles for fiscal year 2002. Our Compensation and Human Resources Committee approved a base annual salary for Mr. Ravine of $255,000, and has agreed to provide Mr. Ravine with equity compensation to be granted following receipt of stockholder approval of a new equity compensation program. Mr. Ravine also received $18,000 for his service as Lead Director for the period from March 11, 2003 until April 24, 2003.

Conclusion

        Our Compensation and Human Resource Committee intends to continue to develop an executive compensation program that will be focused on linking executive compensation to our overall performance and stockholder return.

Section 162(m)

        Section 162(m) of the Internal Revenue Code of 1986, as amended, limits the federal income tax deductions of publicly traded companies to the extent that total compensation (including base salary, annual bonus, restricted stock awards, stock option exercises, and non-qualified benefits) for certain executive officers exceeds $1 million in any one year. Our Compensation and Human Resources Committee intends to design our compensation program so that the compensation paid to its employees will be completely deductible by us.

Submitted by the Compensation and Human Resources Committee of our Board of Directors:

Todger Anderson	Taylor Simonton
Compensation and Human Resources	Compensation and Human Resources
Committee Chair	Committee Member

FIVE YEAR STOCK PRICE PERFORMANCE GRAPH

        The Stock Price Performance Graph set forth below compares the cumulative total stockholder return on our Common Stock for the five year period from December 31, 1997 to December 31, 2002, with the cumulative total return on the NASDAQ National Market Index and a Peer Group Index over the same period. (Assumes the investment of $100 in our Common Stock and the respective indices on December 31, 1997, with all dividends reinvested).

Comparison of 5 Year Cumulative Total Return

Assumes Initial Investment of $100
December 2002

Cumulative Total Return

	12/31/97	12/31/98	12/31/99	12/31/00	12/31/01	12/31/02
Fischer Imaging	$100.00	$43.04	$37.97	$48.10	$243.85	$121.72
NASDAQ	$100.00	$140.99	$262.00	$157.59	$125.05	$85.83
Peer Group	$100.00	$70.88	$93.97	$80.60	$86.93	$77.14

        The information contained in the Compensation and Human Resources Committee Report and the stock price performance graph shall not be deemed to be "soliciting material" or "filed" or incorporated by reference in future filings with the Securities and Exchange Commission, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference into a document filed under the Securities Act of 1933, as amended, or Securities Exchange Act of 1934, as amended.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth certain information, as of December 31, 2003, with respect to the beneficial ownership of our Common Stock and stock options exercisable within sixty days of December 31, 2003 of each of our directors, the named executive officers listed in the Summary Compensation Table serving in that capacity as of December 31, 2002, our current President and Chief Executive Officer, all of our current executive officers and directors as a group, and each person known by us to be the beneficial owner of 5% or more of our Common Stock. This information is based upon information received from or on behalf of the named persons or from publicly available information and filings by or on behalf of those persons with the Securities and Exchange Commission. Unless otherwise noted, each person identified possesses sole voting and investment power with respect to the shares listed.

	Beneficial Ownership
Name and Address of Beneficial Owner(1)
	Number	Percentage
5% Beneficial Owners:
Arnold H. Snider(2) Deerfield Management Co. and Deerfield Partners, L.P. 450 Lexington Avenue, Suite 1450 New York, NY 10017	1,675,000	17.92%
T. Rowe Price Associates, Inc and(3) T. Rowe Price Health Sciences Fund, Inc 100 E. Pratt Street Baltimore, Maryland 21202	927,380	9.92%
Wellington Management Company, LLP(4) 75 State Street Boston, Massachusetts 02109	1,264,000	13.52%
Rutabaga Capital Management(5) 64 Broad Street Boston, Massachusetts 02109	1,273,750	13.63%
Morgan W. Nields(6) 4 Sunrise Drive Englewood, CO 80110	1,196,643	12.80%
Directors and officers:
Stephen G. Burke(7)	50,000	*
Todger Anderson(8)	10,000	*
Harris Ravine(9)	15,000	*
Taylor Simonton(10)	25,000	*
Gail S. Schoettler(11)	25,000	*
All current directors and executive officers as a group (5 persons)(12)	125,000	1.3%

*
Less than 1%

(1)
Unless otherwise indicated, the address of each beneficial owner listed is c/o 12300 North Grant Street, Denver, CO 80241.

(2)
Based on a verbal confirmation as of December 31, 2003, Arnold H. Snider, President of Deerfield Capital, L.P., has shared voting and dispositive power over 1,675,000 shares. Deerfield

  Capital, L.P. and Deerfield Partners, L.P. have shared voting and dispositive power over 1,175,850 shares and Deerfield Management Company and Deerfield International Limited have shared voting and dispositive power over 499,150 shares.

(3)
Based solely on a written confirmation as of January 6, 2004, T. Rowe Price Associates, Inc. has sole dispositive power over 927,380 shares and sole voting power over 292,180 shares and T. Rowe Price Health Sciences Fund, Inc has sole voting power over 590,000 shares.

(4)
Based solely on a written confirmation as of January 6, 2004, Wellington Management Company, LLP has dispositive power over 1,264,000 shares and shared voting power over 740,000 shares.

(5)
Based solely on a verbal confirmation as of December 31, 2003, Rutabaga Capital Management has sole dispositive power over 1,273,750 shares, sole voting power over 579,550 shares, and shared voting power over 694,200 shares.

(6)
Based on information supplied by Mr. Nields and a Schedule 13G filed with the SEC on February 11, 2002. Mr. Nields has sole voting and dispositive power over 907,177 shares and shared voting and dispositive power over 289,466 shares which includes 707,177 shares owned directly by Mr. Nields and 170,523 shares held by the Robert L. Nields Trust and 118,943 shares held by the Florence Wesson Nields Irrevocable Trust (collectively, the "Trusts") of which shares Mr. Nields, as co-trustee and beneficiary of the Trusts, may be deemed to be beneficial owner. Mr. Nields disclaims beneficial ownership of the shares held by the Trusts except to the extent of his proportionate interest as beneficiary of the Trusts. As of December 31, 2003, includes 200,000 shares pursuant to currently exercisable options.

(7)
Includes 50,000 shares issuable upon exercise of options of which 12,500 shares may be purchased pursuant to currently exercisable options. Mr. Burke resigned as our Executive Vice President, Finance, Chief Financial Officer and Secretary as of January 31, 2004. Of the 50,000 options granted in 2002, 37,500 were cancelled upon Mr. Burke's resignation.

(8)
Includes 10,000 shares that may be purchased pursuant to currently exercisable options.

(9)
Includes 15,000 shares that may be purchased pursuant to currently exercisable options.

(10)
Includes 25,000 shares that may be purchased pursuant to currently exercisable options.

(11)
Includes 25,000 shares that may be purchased pursuant to currently exercisable options.

(12)
Includes 87,500 shares that may be purchased pursuant to currently exercisable options.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Our Denver headquarters and manufacturing facility is leased from JN Properties under a lease effective August 1, 1992, which expires July 31, 2012. A former employee, as of December 31, 2003, who was also previously a director of the Company, Chairman of the Board, Chief Executive Officer and Chief Technology Officer, and a 12.8% shareholder is a general partner in JN Properties. The lease requires us to pay all taxes, insurance, operating and maintenance expenses for the facility, and provides for an annual base rent which is subject to adjustment at the beginning of the 8th, 13th and 18th lease year based on the then current market rent for similar premises, provided that the base rent may not be increased at any one time by more than 7%. We made total lease payments of $796,000 in 2002.

        In 1999, we extended an interest-free loan in the amount of $252,000 to a former President and Chief Executive Officer and director pursuant to his employment agreement, in consideration for his agreement to relocate to Colorado immediately. At December 31, 2002 and 2001, $100,000 of the loan was outstanding and is to be repaid in full by August 2004.

        On December 1, 2001, we entered into a consulting agreement with a former Chief Executive Officer and director of the Company prior to his appointment to these positions. Under the terms of the consulting agreement, which expired on April 18, 2002, this individual received compensation of $15,000 per month, or a total of $15,000 in 2001, and $60,000 in 2002 for his consulting services. The individual resigned his position of Chief Executive Officer effective April 24, 2003 and resigned from the Board of Directors effective December 26, 2003.

ITEM 14.    CONTROLS AND PROCEDURES

a)
Evaluation of disclosure controls and procedures:

        In early 2003, we identified several accounting inaccuracies and errors that significantly affected our previously reported financial results. Under the direction of our Board of Directors, and primarily our Audit Committee, we completed a comprehensive analysis of our accounting policies and practices and a restatement of our previously reported financial results for 2000, 2001 and nine months ended September 29, 2002. Our new auditors, Ernst & Young LLP, completed a re-audit of our consolidated financial statements for 2000 and 2001 and has also performed an audit of our 2002 annual financial statements.

Evaluation

        During this restatement process, in consultation with our auditors, our new senior management team and internal and external finance personnel, under the direction and with the advice of our Audit Committee, conducted an investigation of our disclosure controls and procedures. The investigation included a review of our accounts during the period from January 1, 1998 through December 31, 2002, detailed activity reconciliations, a thorough review of our internal processes and procedures, and a general, company-wide risk assessment to identify the disclosure controls and procedures that could or should have prevented or mitigated the inaccuracies and errors previously reported. Our independent auditors conducted an audit of our consolidated financial statements for 2002 and a re-audit of our 2000 and 2001 consolidated financial statements.

        As a result of our investigation, we identified the following significant deficiencies and material weaknesses with regard to our disclosure controls and procedures:

  •
  A number of accounting policies, processes and certain entries and treatments were incorrect and required correction, primarily in the areas of revenue recognition, re-work service inventory, excess and obsolete inventory, warranty inventory, overhead allocations, classification of revenues and expenses and adherence to generally accepted accounting principles.

  •
  Deficiencies related to the design of policies and execution of processes related to accounting for operating activities and our internal control processes.

  •
  General deficiencies related to the disclosure controls environment, including lack of appropriate disclosure policies, certain management decision-making and employees' misapplication of policies or procedures.

Changes

        As a result of our investigation, we implemented actions and modifications to our disclosure controls and procedures in an effort to correct the deficiencies and weaknesses discussed above, including the following:

  •
  We changed our accounting controls and/or policies regarding revenue recognition, un-repaired re-work service inventory, reserves for excess and obsolete inventories, warranty inventory transactions, overhead allocation to inventory, classification of revenue and expenses, and assured conformity with generally accepted accounting principles.

  •
  We elected a new Chair of our Board of Directors and appointed a new Chief Executive Officer.

  •
  We adopted a Code of Ethics for all of our directors, officers and employees.

  •
  We established a disclosure committee, consisting of the Chief Executive Officer and senior finance personnel, with the participation of our outside auditors, legal counsel and members of senior management. We now follow an extensive review and certification process in connection with our filings with the SEC, including requiring internal representation letters, similar to the certifications by our Chief Executive Officer and Chief Financial Officer, for key financial and accounting personnel.

  •
  We have used significant outside resources to enhance our finance group and to support the preparation of financial statements and reports that we file with the SEC.

  •
  We have implemented and continue to evaluate the need for better internal controls and detailed operating reviews.

  •
  We established an anonymous hotline for our employees to report potential violations of accounting and reporting policies and procedures or of applicable laws or regulations.

        We believe that these efforts have addressed the material weaknesses and significant deficiencies that affected our disclosure controls in 2000, 2001 and part of 2002. We continue to refine our disclosure controls and procedures. This process is ongoing and it may take some time to realize all of the benefits from our initiatives; however, our Board of Directors and new senior management team are committed to providing sound disclosure controls and procedures and corporate governance.

        However, we implemented actions and modifications to our disclosure controls and procedures in an effort to correct the deficiencies and weaknesses. As a result, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003. Our disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them to material information required to be included in our periodic SEC reports.

  b)
  Changes in internal controls:

        Other than as summarized above, since the evaluation date, there have been no significant changes in our internal controls or factors or in other factors that could significantly affect these controls. We will continue to assess our disclosure controls and procedures as we prepare our future filings and will take any further actions that we deem necessary.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a)
Documents filed as part of this report:

1.
Financial Statements.

  See pages F-1 through F-29 of this Form 10-K.

  2.
  Financial Statement Schedules.

        Other than as listed below, there were no other financial statement schedules required because the information is either provided in the financial statements or is not required under the related instructions or is inapplicable.

        Schedule II—Valuation accounts.

Fiscal Year	Description	Balance at beginning of year	Charged to (deducted) from expense	Write-offs charged to allowance	Balance at the end of year
		(in thousands)
2002	Allowance for doubtful accounts	$878	$252	$602	$528
2001	Allowance for doubtful accounts	1,236	531	889	878
2000	Allowance for doubtful accounts	1,741	864	1,369	1,236

Fiscal Year	Description	Balance at beginning of year	Charged to cost or expense	Write-offs charged to reserve	Balance at the end of year
		(in thousands)
2002	Reserve for excess and obsolete inventories	$7,014	$9,814	$13,191	$3,637
2001	Reserve for excess and obsolete inventories	7,959	147	1,092	7,014
2000	Reserve for excess and obsolete inventories	9,722	1,786	3,549	7,959
  3.
  Exhibits.

        The following are filed as part of this report:

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation of the Company(1)
3.2	Bylaws of the Company(1)
4.1
Amended and Restated Rights Agreement, dated as of November 3, 1994, between the Company and American Securities Transfer, Inc. which includes the Certificate of Designation for the Series C Junior Participating Preferred stock as Exhibit A and the form of Right Certificate as Exhibit B(7)
4.2	Certificate of Designation for the Series D Convertible Preferred Stock(4)
10.1	Agreement, dated October 5, 1990, between the Company and Dornier Medizintechnik GmbH(1)
10.2	Non-employee Director Stock Option Plan, as amended(5)
10.3	Stock Option Plan(1)
10.4	Retention Bonus Plan(3)

10.5	Lease Agreement, dated July 31, 1992, between the Company and JN Properties(2)
10.6	Agreement dated October 10, 1997, between the Company and Ethicon Endo-Surgery, Inc. with Addendum dated January 28, 1998(5)
10.7	Addendum, dated February 2, 2002, to Agreement dated October 10, 1997 between the Company and Ethicon Endo-Surgery, Inc.(6)
10.8	Distributor Agreement dated December 9, 1998, between the Company and Ethicon Endo-Surgery, Inc.(9)
10.9	Addendum No. 1, dated December 9, 2000, to Distributor Agreement dated December 9, 1998 between the Company and Ethicon Endo-Surgery, Inc.(9)
10.10	Addendum No. 2, dated February 21, 2003, to Distributor Agreement dated December 9, 1998 between the Company and Ethicon Endo-Surgery, Inc.(9)
10.11	Non-Exclusive Distributorship Agreement, dated October 10, 2002, between the Company and Ethicon Endo-Surgery, Inc.(9)
10.12	Form of Indemnification Agreement, dated September 1999, between the Company and Morgan W. Nields.(9)
10.13	Form of Indemnification Agreement, dated January 2003 between the Company and each of Harris S. Ravine, J. Taylor Simonton, Todger Anderson, and Gail S. Schoettler.(9)
10.14	Accounts Receivable Financing Agreement, dated June 11, 2003, by and between Fischer Imaging Corporation and Silicon Valley Bank.(9)
10.15	Amendment No. 1 to Accounts Receivable Financing Agreement, dated November 18, 2003, by and between Fischer Imaging Corporation and Silicon Valley Bank.(9)
10.16	Employee Ethics and Business Conduct Policy(9)
10.18	Accounts Receivable Financing Modification Agreement, dated April 9, 2004, by and between Fischer Imaging Corporation and Silicon Valley Bank(9)
21	List of Subsidiaries(9)
23	Consent of Ernst and Young LLP(9)
24.1	Power of Attorney by Todger Anderson.(9)
24.2	Power of Attorney by Gail S. Schoettler.(9)
24.3	Power of Attorney by Taylor Simonton.(9)
31.1	Certification of Harris Ravine, Chief Executive Officer and President, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.(9)
31.2	Certification of David Kirwan, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.(9)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(9)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(9)

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

(6)
Incorporated by reference to the Company's Form 10-K for the year ended December 31, 2001, as filed with the Commission on April 1, 2002.

(7)
Incorporated by reference to the Company's Form 8-K/A, as filed with the Commission on November 9, 2001.

(8)
Incorporated by reference to the Company's Form 10-Q/A Amendment No. 1 for the quarter ended June 30, 2002, as filed with the Commission on September 17, 2002.

(9)
Filed herewith.

*
Portions of this agreement have been omitted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

b)
Reports on Form 8-K

        We filed a report on Form 8-K dated April 1, 2003 announcing it would delay the filing of the 2002 annual report on Form 10-K.

        We filed a report on Form 8-K dated May 15, 2003 announcing it would delay the filing of the Form 10-Q for the quarter ended March 30, 2003.

        We filed a report on Form 8-K dated June 11, 2003 announcing it would be providing additional information at the request of the SEC.

        We filed a report on Form 8-K dated June 11, 2003 announcing it had entered into an $8.0 million accounts receivable line of credit with Silicon Bank.

        We filed a report on Form 8-K dated July 2, 2003 announcing its shares would to be delisted from the NASDAQ National Market effective July 7, 2003.

        We filed a report on Form 8-K dated July 17, 2003 announcing it had completed its preliminary analysis and restatement of unaudited financial results for 2000 and 2001; and results for fourth quarter and full year 2002 and first quarter 2003.

        We filed a report on Form 8-K dated October 7, 2003 announcing second quarter 2003 results.

c)
Exhibits

        See Item 15(a)(3) of this Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed April 14, 2004 on its behalf by the undersigned, thereunto duly authorized.

FISCHER IMAGING CORPORATION Registrant
By:	/s/ HARRIS RAVINE Harris Ravine President, Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GAIL S. SCHOETTLER * Gail S. Schoettler	Chair of the Board	April 14, 2004
/s/ HARRIS RAVINE Harris Ravine	President, Chief Executive Officer and a Director (Principal Executive Officer)	April 14, 2004
/s/ DAVID KIRWAN David Kirwan	Senior Vice President-Finance, Chief Financial Officer, Secretary (Principal Financial and Accounting Officer)	April 14, 2004
/s/ TODGER ANDERSON * Todger Anderson	Director	April 14, 2004
/s/ J. TAYLOR SIMONTON * J. Taylor Simonton	Director	April 14, 2004
*By:	/s/ HARRIS RAVINE Harris Ravine (Attorney-in-Fact by Power of Attorney filed herewith)

FISCHER IMAGING CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of
Fischer Imaging Corporation:

        We have audited the accompanying consolidated balance sheets of Fischer Imaging Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fischer Imaging Corporation and subsidiaries as of December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        The accompanying consolidated financial statements for the years ended December 31, 2001 and 2000 have been restated, as discussed in Note 3.

/s/ Ernst & Young LLP
Denver, Colorado April 14, 2004

FISCHER IMAGING CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except share data)

	December 31,
	2002	2001
		(Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$8,401	$1,233
Accounts receivable, net of allowance for doubtful accounts of $528 and $878 at December 31, 2002 and 2001, respectively	8,685	7,323
Inventories, net	17,953	18,244
Prepaid expenses and other current assets	415	141

Total Current Assets	35,454	26,941
Property and equipment:
Manufacturing equipment	7,745	6,953
Office equipment and leasehold improvements	7,421	6,356

Total property and equipment	15,166	13,309
Less: accumulated depreciation	(11,949)	(11,463)

Property and equipment, net	3,217	1,846
Intangible assets, net	1,121	1,418
Cash value of life insurance policies and other	1,287	1,347

Total Assets	$41,079	$31,552

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$4,720	$5,041
Accrued salaries and wages	2,025	1,750
Customer deposits	1,230	2,542
Accrued warranties	1,676	691
Deferred service revenue	443	503
Other current liabilities	2,161	2,353

Total Current Liabilities	12,255	12,880
Long-term debt (life insurance loans)	1,181	1,003
Non-current deferred royalty revenue	150	—

Total Liabilities	13,586	13,883
Commitment and contingencies
Stockholders' Equity:
Preferred Stock, 5,000,000 shares authorized:
Series C Junior participating preferred stock, $.01 par value, 500,000 shares authorized, no shares issued and outstanding	—	—
Series D Convertible preferred stock, $.01 par value, 506,667 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 25,000,000 shares authorized; 9,306,576 and 9,176,929 shares issued and outstanding at December 31, 2002 and December 31, 2001, respectively	93	91
Paid-in capital	49,131	48,798
Accumulated deficit	(21,299)	(31,019)
Accumulated other comprehensive loss	(432)	(201)

Total Stockholders' Equity	27,493	17,669

Total Liabilities and Stockholders' Equity	$41,079	$31,552

The accompanying notes are an integral part of these consolidated financial statements.

FISCHER IMAGING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per share data)

	For the Years Ended December 31,
	2002	2001	2000
		(Restated)	(Restated)
Revenues:
Products	$30,630	$28,055	$41,352
Services	14,480	13,860	12,683

Total revenues	45,110	41,915	54,035

Cost of sales:
Products	28,180	17,984	26,678
Services	11,887	7,307	9,892

Total cost of sales	40,067	25,291	36,570

Gross profit	5,043	16,624	17,465
Operating expenses:
Research and development	4,559	3,257	3,708
Selling and marketing	7,981	7,278	6,801
General and administrative	7,697	5,028	5,282

Total operating expenses	20,237	15,563	15,791

(Loss) income from operations	(15,194)	1,061	1,674

Other income (expense)
Interest expense	(81)	(138)	(461)
Interest income	119	77	65
Patent settlement income	24,950	—	—
Other expense	(74)	(118)	(382)

Total other income (expense)	24,914	(179)	(778)

Income before income taxes	9,720	882	896
Provision for income taxes	—	—	—

Net income	$9,720	$882	$896

Net income per share:
Basic	$1.06	$0.10	$0.13

Diluted	$1.00	$0.09	$0.12

Weighted average shares used to calculate net income per share:
Basic	9,204	8,643	7,111

Diluted	9,692	9,352	7,411

The accompanying notes are an integral part of these consolidated statements.

FISCHER IMAGING CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Amounts in thousands except share data)

						Accumulated Other Comprehensive Income (Loss)
	Common Stock		Series D Convertible Preferred Stock
				Additional Paid-in Capital	Accumulated Deficit		Total Stockholders Equity
	Shares	Amount
Balance, December 31, 1999 (as previously reported)	7,028,855	$70	$5	$43,264	$(21,802)	$179	$21,716
Restatement adjustments	—	—	—	—	(10,995)	—	(10,995)

Balances, December 31, 1999 (restated)	7,028,855	70	5	43,264	(32,797)	179	10,721
Comprehensive income:
Net income (restated)	—	—	—	—	896	—	896
Foreign currency translation adjustments	—	—	—	—	—	213	213
Total comprehensive income (restated)	—	—	—	—	—	—	1,109
Shares purchased under Employee Stock Purchase Plan	29,387	1	—	49	—	—	50
Warrants and options	—	—	—	21	—	—	21
Series D preferred stock converted to common stock	506,667	5	(5)	—	—	—	—
Exercise of stock options	22,406	—	—	53	—	—	53
Issuance of common stock	1,000,000	10	—	3,990	—	—	4,000

Balances, December 31, 2000 (restated)	8,587,315	86	—	47,377	$(31,901)	392	15,954
Comprehensive income:
Net income (restated)	—	—	—	—	882	—	882
Foreign currency translation adjustments	—	—	—	—	—	(593)	(593)
Total comprehensive income (restated)	—	—	—	—	—	—	289
Shares purchased under Employee Stock Purchase Plan	120,844	1	—	225	—	—	226
Exercise of stock options	468,770	4	—	1,196	—	—	1,200

Balances, December 31, 2001 (restated)	9,176,929	91	—	48,798	(31,019)	(201)	17,669
Comprehensive income:
Net income	—	—	—	—	9,720	—	9,720
Foreign currency translation adjustments	—	—	—	—	—	(231)	(231)
Total comprehensive income	—	—	—	—	—	—	9,489
Exercise of stock options	129,647	2	—	333	—	—	335

Balances, December 31, 2002	9,306,576	$93	$—	$49,131	$(21,299)	$(432)	$27,493

The accompanying notes are an integral part of these consolidated statements.

FISCHER IMAGING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Years Ended December 31,
	2002	2001	2000
		(Restated)	(Restated)
Cash flows from operating activities
Net income	$9,720	$882	$896
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation	674	806	1,451
Amortization of intangible assets	509	746	922
Loss on sales and retirements of assets	191	11	45
Foreign exchange losses (gains)	31	70	(149)
Change in current assets and liabilities
Accounts receivable	(1,362)	1,234	4
Inventories	291	(3,326)	1,129
Prepaid expenses and other current assets	(274)	331	(21)
Accounts payable and accrued liabilities	(46)	690	(175)
Customer deposits	(1,312)	1	(1,648)
Deferred service revenue	(60)	(163)	(478)
Other	942	(743)	(848)

Net cash provided by operating activities	9,304	539	1,128
Cash flows from investing activities
Purchases of property and equipment	(2,197)	(467)	(166)
Other	(103)	(514)	455

Net cash used in investing activities	(2,300)	(981)	289
Cash flows from financing activities
Proceeds from sale of common stock, net	335	1,427	4,124
Net repayments under line of credit agreement	—	—	(5,803)
Repayments of long-term debt	60	(2)	(126)

Net cash provided by (used in) financing activities	395	1,425	(1,805)
Effect of exchange rate changes on cash	(231)	(593)	213

Net increase (decrease) in cash and cash equivalents	7,168	390	(175)
Cash and cash equivalents, beginning of year	1,233	843	1,018

Cash and cash equivalents, end of year	$8,401	$1,233	$843

Supplemental cash flow disclosures
Cash interest payments	$81	$138	461
Cash income tax payments	32	28	23
Non-cash capital expenditures (capital lease financing)	—	38	—

The accompanying notes are an integral part of these consolidated statements.

FISCHER IMAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three years ended December 31, 2002, 2001(restated) and 2000 (restated)

(1)   BUSINESS OPERATIONS

Organization

        Fischer Imaging Corporation, together with its wholly owned subsidiaries ("Fischer" or "the Company"), designs, manufactures and sells innovative mammography and digital imaging products used to diagnose breast cancer and other diseases. The Company's primary focus is on using our digital imaging technology in screening and diagnostic mammograms and minimally invasive breast biopsy to aid in the early identification of breast cancer. The Company sells high-resolution digital mammography products, enabling radiologists, surgeons and other healthcare treatment professionals to diagnose or rule out disease early and treat patients with less-invasive procedures. The Company has also refocused its efforts to market and sell products that meet selected needs of the broader radiology and electrophysiology markets. The consolidated financial statements include the accounts of Fischer Imaging Corporation and all subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Restatement of Financial Statements for 2001 and Prior Years

        During the first quarter of 2003, the Company conducted a review of its historical accounting policies and practices in preparation for its 2002 year-end closing and financial statement preparation. As a result of the review, the Company announced in April 2003 that it had identified several accounting inaccuracies and errors that significantly affected its financial results including previously reported financial information for 2001 and prior years. The Company then conducted a full internal investigation under the direction of the Board of Directors to determine the scope and magnitude of these issues and as a result uncovered various accounting inaccuracies and errors that significantly impacted its financial results and required a restatement of its previously reported financial information for 2001 and prior years. Based on continuing reviews, the preliminary unaudited restated financial statements have changed in certain respects as reflected in these audited financial statements. See Note 3, below.

Management Plans

        Management has developed an operating plan intended to return the Company to positive cash flow from operations. Key components to this plan include increasing revenues and improving its operating efficiencies to reduce cost of sales thereby improving gross margins, and lowering its overall operating costs as a percentage of revenues. Management has taken a number of steps to improve the performance and reliability of its SenoScan product and to advance the Company's technology for digital imaging, which they believe will result in a significant increase in product revenues. Management has begun implementing manufacturing process improvements and redesigning components and sub-assemblies which they believe will result in reductions to cost of sales and increased product gross margins. Management expects service revenue to increase, as the installation base for products continues to increase, such that service revenues become more inline with service cost infrastructure and return to positive gross margins for the service organization. Management's operating plan also includes reducing overall operating costs as a percentage of revenue as they expect not to continue incurring costs associated with the restatement of the Company's financial statements or start up costs to expand European operations. Management also believes that if necessary, it can access additional capital resources sufficient to allow the Company to maintain its operations at least through December 31, 2004.

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates in the Preparation of Financial Statements

        The Company uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and contingent liabilities, and the reported revenue and expenses. Actual results could vary from the estimates that were used.

Revenue Recognition

        The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable, and collectibility is probable. The Company recognizes product revenue upon effective delivery for its large, direct-sale medical equipment, although it defers recognition until all conditions are satisfied in cases where other arrangements exist or obligations remain to be performed. Revenue related to dealers and other product sales are recognized upon shipment, provided that title and the risks and rewards of ownership have transferred. The Company recognizes revenue from services when they are performed, and from pre-paid service contracts and extended warranty contracts over the periods for which the contracts are in effect. The Company bills for service contracts and extended warranties monthly, quarterly and annually in advance, and records deferred revenue, which is then recognized over the service period. The Company also sells replacement parts to customers, and records revenue at the time of shipment when title transfers. Certain used parts may be returned for partial credit and the Company makes estimates to reduce current revenue to account for the future effect of those returns.

        Accounts receivable are carried at original invoice amounts less an estimate for doubtful accounts and sales returns based on a periodic review of outstanding receivables. Allowances are provided for known and anticipated credit losses as determined by management in the course of regularly evaluating individual customer receivables. This evaluation takes into consideration a customer's financial condition and credit history as well as current economic conditions. Accounts receivable are written off when deemed uncollectible. Recovery of accounts receivable previously written off are recorded when received.

Cash and Cash Equivalents

        Cash and cash equivalents include cash on hand, demand deposits, and short-term investments with an original maturity of three months or less. Cash and cash equivalents include financial instruments that potentially subject the Company to a concentration of credit risk. The Company places its cash and temporary cash investments with high credit quality institutions. At times, cash held in the Company's primary bank may be in excess of the FDIC insurance limits.

Inventories

        The Company values inventory at the lower of cost or market using the first-in, first-out (FIFO) method. The Company assesses the recoverability of inventory based on obsolescence or overstocked inventory equal to the difference between the cost of inventory and the estimated market value based upon historical experience and assumptions about future demand and changes in market conditions.

These assessments require judgments and estimates, and valuation adjustments for excess and obsolete inventory may be recorded based on these periodic assessments.

        Inventories consist of the following components (in thousands):

	December 31,
	2002	2001
		(Restated)
Raw materials	$7,065	$11,340
Work in process and finished goods	14,525	13,918
Reserve for excess and obsolete inventories	(3,637)	(7,014)

Inventories, net	$17,953	$18,244

Property and Equipment

        Property and equipment is stated at the lower of depreciated cost or net realizable value. Significant additions and improvements are capitalized at cost, while maintenance and repairs that do not improve or extend the life of the respective assets are charged to expense as incurred.

        Manufacturing and office equipment are depreciated or amortized on a straight-line basis, over the estimated useful lives (ranging from 3 to 8 years) of the respective assets. Leasehold improvements are amortized, on a straight-line basis, over the lesser of the estimated useful life or the remaining term of the related lease.

Intangible Assets

        Intangible assets consists of identifiable intangible assets and goodwill. Identifiable intangible assets consists of a non-compete agreement and a patent license, which are stated at cost. Identifiable assets are amortized on straight line basis over their expected useful lives ranging from 8 to 10 years. Goodwill is the excess of the purchase price over the fair value of net assets acquired related to acquisitions. Goodwill is recorded net of accumulated amortization through December 31, 2001. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", effective January 1, 2002, goodwill is no longer amortized, but is subject to an annual impairment analysis.

Long-Lived Assets including Identifiable Intangible Assets Subject to Amortization

        In August 2001, the Financial Accounting Standards Board ("FASB"), issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets for Long-Lived Assets to Be Disposed Of," and was effective for fiscal years beginning after December 31, 2001. SFAS No. 144 applies to all long-lived assets (including discontinued operations) and requires that long-lived assets be evaluated for impairment if indicators of impairment are present and if necessary written down to estimated fair value. SFAS No. 144 also develops an accounting model for long-lived assets that are to be disposed of by sale and requires the measurement to be the lower of book value or fair value, less the cost to sell the assets. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of

SFAS No. 144 on January 1, 2002, had no effect on the Company's financial position, operating results or cash flows.

        Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the asset is written down to its estimated fair value. The Company has determined that no long-lived assets were impaired at December 31, 2002.

Financial Instruments

        The fair market value of accounts receivable, accounts payable, debt, and other financial instruments approximates their carrying values in the accompanying consolidated balance sheets. The fair value of debt was determined based upon current interest rates available to Fischer.

Product Warranty

        The Company provides for the estimated cost of product warranties at the time revenue is recognized. Although the Company engages in extensive product quality programs and processes, its warranty obligation is affected by product failure rates and service delivery costs incurred in correcting a product failure. Should actual product failure rates or service costs differ from the Company's estimates, which are based on historical data, and engineering estimates, where applicable, revisions to the estimated warranty liability would be required. The typical standard warranty term is for 12 months starting from the date of installation. The Company also sells extended warranties ranging from 12 to 60 months.

        Activity in the product warranty accrual for the years ended December 31, 2002 and 2001 follows (in thousands):

	2002	2001
		(Restated)
Beginning balance	$691	$950
Add: Warranty provision	3,064	711
Less: Warranty amortization	(2,079)	(970)

Ending balance	$1,676	$691

Translation of Foreign Currencies

        The assets and liabilities of the Company's consolidated foreign subsidiaries, whose cash flows are primarily in their local currency, have been translated into U.S. dollars using the current exchange rates at each balance sheet date. The operating results of these foreign subsidiaries have been translated at average exchange rates that prevailed during each reporting period. Adjustments resulting from translation of foreign currency financial statements are reflected as accumulated other comprehensive income in the consolidated balance sheet. Exchange gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than that of the entity's primary cash flow) are included in operations in the period in which they occur.

Research and Development Costs

        Research and product development costs are expensed as incurred and include primarily engineering salaries, overhead and materials used in connection with research and development projects.

Advertising Costs

        The Company expenses advertising costs as incurred. Advertising costs of $408,000, $236,000 and $64,000 were expensed in 2002, 2001 and 2000, respectively.

Stock-Based Compensation Plans:

Non-employee Director Stock Option Plan

        At December 31, 2002, the Company's Non-employee Director Stock Option Plan (the "Director Plan"), adopted in 1993 and amended in June 1998, authorizes the granting of nonqualified options to acquire up to 300,000 shares of common stock. The Director Plan allows for automatic annual grants upon each year of director's service, and for discretionary grants on such terms and conditions as are set by the Board at the time of grant. The stock options issued under the Director Plan may be exercised at any time from date of grant, with a maximum option term of ten years.

Employee Stock Option Plan and Employee Stock Purchase Plan

        At December 31, 2002, the Company had an employee stock option plan and an employee stock purchase plan, which are described more fully in Note 10. The Company has elected to account for stock-based compensation arrangements using the intrinsic value method under the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees". Under this method, stock compensation is recognized to the extent that the exercise price is less than the market price for the underlying stock on the date of grant.

        The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation (in thousands):

	2002	2001	2000
		(Restated)	(Restated)
Net income:
As reported	$9,720	$882	$896
Less stock based compensation under the fair value method	(1,560)	(857)	(214)

Pro forma	$8,160	$25	$682

Net income per common share, basic:
As reported	$1.06	$0.10	$0.13
Pro forma	$0.89	$—	$0.10
Net income per common share, diluted:
As reported	$1.00	$0.09	$0.12
Pro forma	$0.84	$—	$0.09

        The weighted average fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model and the following average assumptions:

	2002	2001	2000
Dividend rate.	0.0%	0.0%	0.0%
Expected volatility.	104.3%	83.0%	80.0%
Risk-free interest rate.	2.5%	4.3%	6.0%
Expected life (in years)	5.0	4.6	5.0

        The weighted average fair value of options granted during the 2002, 2001 and 2000 was $5.51, $5.85 and $1.98, respectively.

Net Earnings or Loss Per Share

        Basic earnings or loss per share is computed by dividing the net earnings or loss by the weighted average number of shares of common stock outstanding at the reporting date. Diluted earnings or loss per share is determined by dividing the net earnings or loss by the sum of the weighted average number of common shares outstanding, and if not anti-dilutive, the effect of outstanding stock options determined utilizing the treasury stock method. Dilutive securities consist of the following (in thousands):

	2002	2001	2000
		(Restated)	(Restated)
Weighted average common shares	9,204	8,643	7,111
Dilutive effect of stock options	488	709	300

Total	9,692	9,352	7,411

        Common stock equivalents excluded from diluted earnings per share because their effect is anti-dilutive are as follows (in thousands):

	2002	2001	2000
		(Restated)	(Restated)
Effect of stock options	1,068	815	1,410

Comprehensive Income (Loss)

        Components of comprehensive income include net income (loss) and certain transactions that have generally been reported in the consolidated statements of stockholders' equity. Other comprehensive income includes foreign currency translation adjustments.

Recently Issued Accounting Pronouncements

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement requires companies to recognize the fair value of an asset retirement liability in the financial statements in the period, which it incurs a legal obligation associated with the retirement, and to capitalize that cost as part of the cost of the related long-lived asset. The asset retirement liability should then be allocated to expense by using a systematic and rational method. The statement is effective for fiscal years beginning after June 15, 2002. Adoption of this statement is not expected to have a significant impact on the Company's consolidated financial statements.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Generally, SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized as incurred, whereas EITF Issue No. 94-3 required such a liability to be recognized at the time that an entity commits to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition requirements of SFAS No. 148 are effective for the Company's fiscal year 2003. SFAS No. 123, "Accounting and Disclosure of Stock-Based Compensation," establishes an alternative method of expense recognition for stock-based compensation awards to employees based on estimated fair values. The Company elected not to adopt SFAS No. 123 for expense recognition purposes. In March 2003, the FASB announced that it would require fair value accounting for stock options in the future, likely beginning in 2005. However, the methodology to establish fair value for this purpose has not yet been determined.

        In November 2002, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities (or assets in certain circumstances) in statements of financial position. SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material impact on its financial position or results of operations.

        In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. The Company is currently reviewing its investment portfolio to determine whether any of its investee companies are variable interest entities. The Company does not expect to identify any variable interest entities that must be consolidated.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its financial position or results of operations.

(3)   RESTATEMENT OF FINANCIAL STATEMENTS

        As discussed in Note 1, the Company performed a review and subsequent investigation of its historical accounting policies and procedures and as a result uncovered various accounting inaccuracies and errors that significantly affected its financial results and required a restatement of its previously reported financial information for 2001 and prior years. To address the issues discovered in the investigations, the Company has implemented remedial actions including improved controls over revenue recognition, adoption of new policies for inventory valuation, accounting for re-work service inventory and calculations of applied manufacturing overhead, improved expense recognition and classification, improved oversight of accounting transactions, implemented changes in personnel and assignments and adopted new internal reporting procedures and practices.

The following is a detailed summary of the main elements associated with the restatement and correction of Fischer's previously reported financial statements:

1.
Revenue recognition

        Historically, the Company recognized revenue on its large direct-sale medical equipment at time of shipment under the criteria that evidence of an arrangement existed, the price was fixed, delivery had occurred, and collectibility was assured. Based upon the Company's review, it was determined that in a number of instances shipments of the large, direct-sale medical systems were not delivered directly to the end customer, and that in certain cases other arrangements existed or obligations remained to be performed. Consequently, the Company concluded that delivery had not in fact occurred upon shipment, and that revenue had been prematurely recognized in those cases. The restatement adjustments for revenue recognition resulted in adjustments to revenue, cost of sales, selling expense, accounts receivable, inventory, and customer deposits.

2.
Unbilled payables ledger

        In conjunction with its internal review and preparation for the 2002 financial close, the Company discovered that the unbilled vendor payables sub-ledger contained entries that should have been previously expensed but were not. These items were related primarily to the completion of warranty and re-work inventory transactions that should have been expensed as cost of sales upon completion of the repair or refurbishment. The restatement adjustments which impacted several prior years resulted in adjustments to cost of sales and accounts payable.

3.
Re-work service inventory

        The Company has a program for certain component parts of its medical systems where a customer may return a used component part and receive in exchange a discount on purchasing a replacement part. Once these used parts are returned, the Company will usually return them to the vendor to be refurbished and eventually resell them to other customers. The Company has historically recorded these returned parts at full replacement cost in inventory upon receipt from the customer. Upon review, the Company determined that valuing the unrepaired re-work service inventory at full replacement cost when first returned resulted in an overstatement of inventory and an understatement of cost of sales. The restatement adjustments for re-work service inventory resulted in adjustments to inventory and cost of sales.

4.
Excess and obsolete inventory reserves

        The Company designs, manufactures and markets x-ray imaging systems and other medical equipment, which are subject to obsolescence through improvements in technology. It is therefore necessary for management to make estimates for obsolete and excess inventories based on market demand, product improvements and marketplace competition. Historically, the Company maintained reserves against its inventory for excess and obsolete amounts based on estimates using three years of previous usage to determine average product usage. Any inventory component with more than a four-year supply on hand based on this average usage was considered excess. If a part did not show any usage for the prior three years, it was considered obsolete. The Company determined due to such factors as the high risk of technological obsolescence, competitive environment and prevalent industry practice that this methodology did not provide for adequate excess and obsolete inventory reserves. The Company has restated its inventory to provide for additional excess and obsolete reserves based on a methodology using one year of prior usage to determine average usage and a two year supply based on forecasted usage. The restatement adjustments for excess and obsolete inventory resulted in adjustments to inventory and cost of sales.

5.
Recalculation of manufacturing overhead in inventory

        The Company discovered that the methodology it has historically used to allocate manufacturing overhead to inventory had been incorrectly applied. The Company recalculated and corrected its application of manufacturing overhead to inventory. The restatement adjustments to properly apply overhead allocated to inventory resulted in adjustments to inventory and cost of sales.

6.
Split dollar arrangements for life insurance

        The Company's accounting for certain life insurance policies did not properly reflect its actual interest in the policies pursuant to the split-dollar arrangements agreed to between the insured and the Company. The Company has retroactively adjusted its accounting records to properly reflect its interest in these life insurance policies (see Note 12). The restatement adjustments to properly record the Company's actual interest in life insurance policies resulted in adjustments to other income and carrying amounts of related asset and liability accounts.

7.
Other bookkeeping and account reconciliation errors

        Other bookkeeping and account reconciliation errors were discovered by the Company and corrected resulting in adjustments to various balance sheet and statement of operations accounts.

8.
Service expense changes

        The Company previously included all operating expenses associated with both its warranty and non-warranty service incorrectly within selling, marketing and service operating expenses. The Company has adjusted all service operating costs to properly be reflected in service cost of sales. Gross margin percentages were affected by this adjustment. This reclassification resulted in adjustments to previously reported selling and service expenses to cost of sales for service.

9.
Revenue reclassifications

        As part of the financial restatement for revenue recognition, the Company discovered that certain product revenues were incorrectly recorded as reductions in cost of sales and selling expense. The Company has now correctly classified these amounts as part of product revenue. This reclassification resulted in adjustments to product revenues, selling expenses and cost of sales to revenue.

        For the statement of operations for the year ended December 31, 2001, the following provides a summary of significant adjustments made to reflect the restatement items discussed above to correct previously reported amounts:

  1.
  Recognition of revenues from sales of large, direct-sale medical equipment in the appropriate period, which resulted in a $6,780,000 decrease to previously reported revenues for fiscal year 2001, a related decrease in cost of sales of $3,821,000 and a decrease in warranty expenses of $210,000.

  2.
  Adjustments to warranty and unbilled accounts payable balances, which resulted in an increase to cost of sales of $761,000.

  3.
  Adjustments to re-work service inventory balances, which resulted in an increase to cost of sales of $500,000.

  4.
  Adjustments to reflect recalculations of excess and obsolete inventory reserve balances, which resulted in a decrease to cost of sales of $719,000.

  5.
  Adjustments to properly apply manufacturing overhead balances to inventory, which resulted in a decrease to cost of sales of $457,000.

  6.
  Adjustments to properly record the Company's interest in life insurance policies pursuant to the split dollar arrangements agreed to between the insured and the Company, which resulted in an increase to other expense of $59,000.

  7.
  Adjustments for other bookkeeping and account reconciliation errors, which resulted in various adjustments, on a net basis, of $483,000 for the financial statements to be in conformity with generally accepted accounting principles.

  8.
  Reclassifications of certain service costs from selling, general and administrative expense to cost of sales, which resulted in an increase to service cost of sales and a decrease to previously reported selling and service costs of $4,156,000.

  9.
  Reclassification of certain product revenues from reductions of selling and cost of sales to product revenue, which resulted in an increase to sales of $462,000 and related additions to cost of sales of $35,000 and selling expenses of $427,000.

        The balance sheet at December 31, 2001 is net of the cumulative effect of all applicable adjustments.

        For the statement of operations for the year ended December 31, 2000, the following provides a summary of significant adjustments made to reflect the restatement items discussed above to correct previously reported amounts:

  1.
  Recognition of revenues from sales of large, direct-sale medical equipment in the appropriate period, which resulted in a $2,653,000 increase to previously reported revenues for fiscal year 2000, a related increase in cost of sales of $913,000 and an increase in warranty expenses of $123,000.

  2.
  Adjustments to warranty and unbilled accounts payable balances, which resulted in an increase to cost of sales of $39,000.

  3.
  Adjustments to re-work service inventory balances, which resulted in an increase to cost of sales of $300,000.

  4.
  Adjustments to reflect recalculations of excess and obsolete inventory reserve balances, which resulted in an increase to cost of sales of $2,106,000.

  5.
  Adjustments to properly apply manufacturing overhead balances to inventory, which resulted in an increase to cost of sales of $852,000.

  6.
  Adjustments to properly record the Company's interest in life insurance policies pursuant to the split dollar arrangements agreed to between the insured and the Company, which resulted in an increase to other expense of $34,000.

  7.
  Adjustments for other bookkeeping and account reconciliation errors, which resulted in various adjustments, on a net basis, of $490,000 for the financial statements to be in conformity with generally accepted accounting principles.

  8.
  Reclassifications of certain service costs from selling, general and administrative expense to cost of sales, which resulted in an increase to service cost of sales and a decrease to previously reported selling and service costs of $6,501,000.

  9.
  Reclassifications of certain product revenues from reductions of selling and cost of sales to product revenue, which resulted in an increase to sales of $366,000 and related additions to cost of sales of $122,000 and selling expenses of $244,000.

        Cumulative prior period adjustments totaling $11.0 million were made that increased accumulated deficit at December 31, 1999. These adjustments primarily relate to the effects of recognition of revenues from sales in the appropriate periods ($7.1 million), adjustments to the inventory costing methodologies ($1.3 million), and correction of the inventory obsolesce and excess reserves ($2.3 million).

        The consolidated financial statements at December 31, 2001 and for the years ended December 31, 2001 and 2000 have been restated to incorporate all aforementioned adjustments described above. All balances that have been restated are noted "as restated" and the term "as previously reported" is used to refer to balances from the Company's previously issued 2001 and 2000 consolidated financial statements.

Consolidated Balance Sheet as of December 31, 2001
(Amounts in thousands)

	As Previously Reported	As Restated
Assets
Cash and cash equivalents	$1,233	$1,233
Accounts receivable, net	16,790	7,323
Inventories, net	19,683	18,244
Prepaid expenses and other current assets	312	141

Total current assets	38,018	26,941

Property and equipment, net	1,846	1,846
Intangible assets, net	1,589	1,418
Cash value life insurance and other assets	1,352	1,347

Total assets	$42,805	$31,552

Liabilities and Stockholders' Equity
Accounts payable	$3,589	$5,041
Accrued salaries and wages	1,816	1,750
Customer deposits	115	2,542
Accrued warranties	1,201	691
Deferred service revenue	322	503
Other current liabilities	2,538	2,353

Total current liabilities	9,581	12,880
Long-term debt (life insurance policies)	925	1,003

Total liabilities	10,506	13,883

Common stock	91	91
Paid-in capital	48,798	48,798
Accumulated deficit	(16,389)	(31,019)
Cumulative other comprehensive loss	(201)	(201)

Total stockholders' equity	32,299	17,669

Total liabilities and stockholders' equity	$42,805	$31,552

Consolidated Statements of Operations
(Amounts in thousands except per share data)

	For the Years Ended December 31,
	2001		2000
	As Previously Reported	As Restated	As Previously Reported	As Restated
Revenues:
Products	$34,373	$28,055	$38,333	$41,352
Services	13,860	13,860	12,683	12,683

Total revenues	48,233	41,915	51,016	54,035

Cost of sales:
Products	22,580	17,984	23,818	26,678
Services	1,197	7,307	1,604	9,892

Total cost of sales	23,777	25,291	25,422	36,570

Gross profit	24,456	16,624	25,594	17,465

Operating expenses:
Research and development	3,485	3,257	3,708	3,708
Selling and marketing	12,388	7,278	14,146	6,801
General and administrative	4,984	5,028	5,205	5,282

Total operating expenses	20,857	15,563	23,059	15,791

Income from operations	3,599	1,061	2,535	1,674

Other income (expense)
Interest expense	(138)	(138)	(475)	(461)
Interest income	77	77	65	65
Other (expense) income	(257)	(118)	7	(382)

Income before income taxes	3,281	882	2,132	896
Provision for income taxes	—	—	—	—

Net income	$3,281	$882	$2,132	$896

Net income per share:
Net income per common share:
Basic	$0.37	$0.10	$0.28	$0.13
Diluted	$0.34	$0.09	$0.27	$0.12
Shares used to calculate income per share:
Basic	8,754	8,643	7,541	7,111
Diluted	9,519	9,352	7,822	7,411

(4)   PATENT LITIGATION SETTLEMENT

        During the second quarter of 2002, the Company settled a patent infringement lawsuit that it had filed against Thermo-Electron Corporation and Hologic, Inc. Under the $32.2 million settlement, the Company received $25.0 million in 2002. The balance of $7.2 million was scheduled for receipt in equal annual installments of $900,000 over the remaining eight-year life of the patents for continued sales of the breast-biopsy imaging system now being sold by Hologic, Inc. The Company recognized an other income item of $25.0 million in 2002, net of certain settlement costs of $50,000. The remaining $7.2 million, due to contingencies, will be recognized as cash is received over the remaining seven-year payment period.

(5)   INTANGIBLE ASSETS

        Intangible assets consist of the following (in thousands):

	Estimated Lives	2002	2001
Non-compete agreement	10 years	$3,569	$3,569
License	8 years	350	350

		3,919	3,919
Less—accumulated amortization		(3,656)	(3,359)

Identifiable intangibles, net		263	560
Goodwill, net	N/A	858	858

Total intangibles, net		$1,121	$1,418

        Goodwill amortization expense for the years ended December 31, 2001 and 2000 was $182,000 and $182,000, respectively. Amortization expense for identifiable intangible assets is projected to be approximately $44,000 per year for the next 5 years.

(6)   OTHER CURRENT LIABILITIES

        Other current liabilities consist of the following (in thousands):

	December 31,
	2002	2001
		(Restated)
Accrued sales, property, and other state and local taxes	$852	$840
Accrued legal	398	629
Other	911	884

Total other current liabilities	$2,161	$2,353

(7)   INCOME TAXES

        The provision for income taxes includes the following (in thousands):

	2002	2001	2000
		(Restated)	(Restated)
Current
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—

Total current provision	—	—	—

Deferred
Federal	4,256	323	757
State	358	31	53
Foreign	(295)	42	(105)

Total deferred provision	4,319	396	705

Valuation Allowance	(4,319)	(396)	(705)

Total deferred provision	—	—	—

Total provision	$—	$—	$—

        During 2002, the Company utilized approximately $8.0 million of its net operating loss carry-forward to offset taxable income in that year. A valuation allowance was previously provided against these loss carry-forwards.

        The statutory federal income tax rate was 35% for the years ended December 31, 2002, 2001, and 2000. Reasons for the difference between income tax expense reported in the statements of operations and the amount computed by applying the statutory federal income tax rate to earnings before income taxes are as follows:

	2002	2001	2000
		(Restated)	(Restated)
Domestic Operations:
Statutory tax rate	35.0%	35.0%	35.0%
Increase (decrease) due to:
State income taxes	3.7	3.3	3.3
Non-deductible expenses	0.7	20.8	5.6
Other and expiring tax credits	5.0	(0.3)	20.0
Valuation allowance	(44.4)	(58.8)	(63.9)

Effective tax rate	—%	—%	—%

        The domestic versus foreign component of the Company's income (loss) before income taxes is as follows (in thousands):

	2002	2001	2000
		(Restated)	(Restated)
Domestic	$10,643	$752	$1,223
Foreign	(923)	130	(327)

Total	$9,720	$882	$896

        Components of net deferred tax assets (liabilities) as of December 31, 2002 and 2001 are as follows (in thousands):

	2002	2001
		(Restated)
Current—
Inventory reserves	$1,382	$2,665
Bad debt reserves	201	334
Accrued compensation	542	400
Other accrued liabilities	190	238
Warranty reserves	637	263
Less—Valuation allowance	(2,952)	(3,900)

Net current deferred tax asset	$—	$—

Noncurrent—
Software capitalization	$—	$(63)
Amortization of investments	295	308
Depreciation	277	380
Net operating loss carryforward	6,750	9,154
Tax credits	792	1,389
Other	75	105
Less—Valuation allowance	(8,189)	(11,273)

Net noncurrent deferred tax asset	$—	$—

        The Company has approximately $17.4 million of domestic net operating loss carry-forwards, and $923,000 of foreign net operating loss carry-forwards (including in Germany, where the Company no longer has an operating facility), that expire at various dates through 2021. The Company also has available research and development tax credits of approximately $571,000 expiring at various dates through 2020, and alternative minimum tax credits of $221,000. Realization is dependent on generating sufficient taxable income prior to the expiration dates of the respective carry-forward periods and tax credits. The Company has provided a full valuation against its deferred tax assets because of the uncertainty of realizing such assets. A valuation allowance of approximately $1.7 million relates to operating losses totaling $5.0 million attributable to deductions on stock option exercises that, if reversed, will be additions to additional paid in capital.

(8)   LONG TERM DEBT

        Long-term debt at December 31, 2002 consisted solely of loans borrowed on cash values of life insurance policies by a former employee, as of December 31, 2003, who was previously a director of the Company, Chairman of the Board, Chief Executive Officer and Chief Technology Officer. On May 12, 2003, the Company reached agreement with this individual, to affect the transfers of, and responsibility for, the insurance policies. The Company subsequently released its assignments on the related policies in August 2003. This individual has assumed all cash values and borrowings related to the split-dollar arrangements. The Company believes that all liabilities related to these arrangements were recorded as of December 31, 2002.

        Long term debt as of December 31, 2002 and 2001 consist of the following: (in thousands)

	2002	2001
		(Restated)
Long-term debt (life insurance loans)	$1,181	$1,003
Less—Current maturities	—	—

Non-current borrowings	$1,181	$1,003

        The Company cancelled its revolving credit agreement in August of 2002. No amounts were outstanding at December 31, 2001.

        In June 2003, the Company entered into an $8.0 million credit facility, subject to restrictions based on eligible receivables. The amount available under the credit facility is limited to $2.4 million until such time as the bank completes its review of the Company's restated financial statements. As amended, this credit agreement expires on December 9, 2004, and is secured by all the assets of the Company. Borrowings under the agreement bear interest at the bank's prime rate, plus 2.75%, with a minimum total interest rate of 7%. There are no outstanding borrowings under the facility.

(9)   STOCKHOLDERS' EQUITY

Retention Bonus Plan

        In December 1995, our Board of Directors adopted a Retention Bonus Plan. Under the Plan, all options to purchase shares of our common stock held by certain of our executive officers and other key employees who participate in the Plan shall vest and we will make payments to such participants in the event of a change of control. A "change of control" under the Plan includes an acquisition of 35% or more of our outstanding common stock, certain changes in the composition of our Board of Directors, a consolidation or merger in which we are not the surviving corporation, the sale or other transfer of 50% or more of our assets or earnings power, our adoption of a plan of liquidation or dissolution, or certain other similar events. Payments made to a participant under the Plan will not exceed an amount equal to his or her annual base salary in effect immediately prior to the change of control. There are no participants under the Plan as of December 31, 2003.

Anti-Takeover Contingencies

        In November 1994, the Board of Directors adopted a Stockholders Rights Plan, giving one right to purchase a share of Series C Junior Participating Preferred Stock for each outstanding share of common stock. These rights generally become exercisable when anyone other than certain exempt persons acquires more than a 15% beneficial interest in the Company. The existence of these rights might discourage an attempt to acquire the Company or make such an attempt more difficult. The Rights Plan was amended in 2001 to revise the definition of an "exempt person," among other things.

(10) STOCK-BASED COMPENSATION PLANS

1991 Stock Option Plan

        The Company's 1991 Stock Option Plan (the "1991 Plan") adopted June 1991 and subsequently amended, authorized the granting of incentive and nonqualified stock options to acquire up to 1,750,000 shares of common stock by employees and consultants. Exercise terms for the options granted were determined by the Board of Directors at the time of grant. Incentive stock options may be granted at an exercise price not less than fair market value on the date of grant with a maximum option term of ten years. The 1991 Plan also permitted the granting of stock appreciation rights, although none were granted. The ability to grant options under the 1991 Plan expired in 2001.

        Certain of the options granted under the 1991 Plan vest upon attainment of performance objectives as well as over time. Outstanding as of December 31, 2002 are 80,000 options granted in December 1995 that vest when the market price of the Company's stock has reached targeted price levels for a period of 45 consecutive trading days or nine years and eleven months from the date of original grant, whichever is earlier. Other options granted under the 1991 Plan vest ratably over time, generally over a four year period.

Non-Plan Grants

        During the period from the expiration of the ability to make grants under the 1991 Plan until September 6, 2003, the Company's Board of Directors authorized grants to various officers and employees of options to purchase a total of 1,047,800 shares of common stock. Outstanding as of December 31, 2002 were 787,250 exercisable options so granted.

1993 Director Plan

        The Company's Non-employee Director Stock Option Plan (the "Director Plan"), adopted in 1993 and amended in June 1998, authorizes the granting of nonqualified options to acquire up to 300,000 shares of common stock. The Director Plan allows for automatic annual grants upon each year of director's service, and for discretionary grants on such terms and conditions as are set by the Board at the time of grant. The stock options issued under the Director Plan may be exercised at any time from date of grant, with a maximum option term of ten years.

        A combined summary of the status of both plans and the non-plan grants follows:

	2002	2001	2000
		(Restated)	(Restated)
Outstanding at January 1	1,524,590	1,710,160	1,086,885
Granted	509,000	614,000	1,104,750
Exercised	(129,647)	(468,770)	(22,406)
Canceled	(347,383)	(330,800)	(459,069)

Outstanding at December 31	1,556,560	1,524,590	1,710,160

Exercisable at December 31	743,135	554,765	551,910

Weighted average exercise prices:
At beginning of year	$5.75	$3.47	$4.54
At end of year	6.90	5.75	3.47
Exercisable at end of year	6.38	5.67	5.33
Options granted	7.28	8.59	2.93
Options exercised	2.59	2.56	2.35
Options canceled	4.05	3.75	4.74

        Following is information about options outstanding and exercisable under the 1991 and 1993 Plans, as well as the non-plan grants as of December 31, 2002:

Range of exercise prices	Shares	Price
	(Restated)
Weighted average exercise price for options outstanding:
$ 1.00 - $ 3.05	193,958	$2.33
$ 3.06 - $ 4.99	493,042	3.96
$ 5.00 - $ 5.99	228,500	5.62
$ 6.00 - $ 7.99	100,000	6.54
$ 8.00 - $11.00	224,060	9.28
$11.01 - $14.00	317,000	13.62

	1,556,560

Weighted average exercise price for options exercisable:
$ 1.00 - $ 3.05	114,158	$2.31
$ 3.06 - $ 4.99	275,792	3.94
$ 5.00 - $ 5.99	119,125	5.70
$ 6.00 - $ 7.99	21,750	7.29
$ 8.00 - $11.00	64,560	9.56
$11.01 - $14.00	147,750	13.10

	743,135

Weighted average remaining contractual life for options outstanding (in years):
$ 1.00 - $ 3.05	193,958	7.1
$ 3.06 - $ 4.99	493,042	7.6
$ 5.00 - $ 5.99	228,500	7.0
$ 6.00 - $ 7.99	100,000	8.3
$ 8.00 - $11.00	224,060	8.0
$11.01 - $14.00	317,000	8.3

	1,556,560

Other

        Fischer issued 10,000 non-qualified options to external consultants in 2000 and all shares are exercisable at December 31, 2002. The option price is $2.81.

Employee Stock Purchase Plan

        Under the Employee Stock Purchase Plan, or Employee Plan, adopted in December 1991 and as amended in June 1998, the Company is authorized to issue up to 400,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under terms of the Employee Plan, employees can have from 2% to 5% of their salary withheld to purchase common stock. The purchase price of the stock is 85% of the lower of its beginning-of-year or end-of-year market price. Under the Employee Plan, Fischer issued 120,844, and 29,387 shares for the years ended December 31, 2001 and 2000, respectively, relating to employee withholdings for the respective years. In addition, in January 2003, 25,408 shares were issued for the year ended December 31, 2002. As of the date of this filing, there are no shares available for purchase under the Employee Plan.

(11) BENEFIT PLANS

401(k) Plan

        In 1985, Fischer established The Fischer Imaging Employee Capital Accumulation Plan, which is governed by Section 401(k) of the Internal Revenue Code. Employees are eligible to participate in the plan upon completion of one month of service. Investments in the 401K plan are primarily made in independently managed mutual funds. The Company matches 25% of employees' contributions up to 6% of their respective annual compensation. In addition, the Plan allows the Company to make discretionary contributions. These match and discretionary contributions ratably vest over a four-year period. The Company made $64,000, $135,000 and $110,000 of match contributions for the years ended December 31, 2002, 2001 and 2000, respectively. The Company did not make a discretionary contribution for any of the years in the three years ended December 31, 2002.

(12) RELATED PARTY TRANSACTIONS

        Long-term debt at December 31, 2002 consisted of loans borrowed on cash values of life insurance policies by a former employee, as of December 31, 2003, who was previously a director of the Company, Chairman of the Board, Chief Executive Officer and Chief Technology Officer. On May 12, 2003, the Company reached agreement with this individual, to effect the transfers of and responsibility for, the insurance policies. The Company subsequently released its assignments on the related policies in August 2003. This individual has assumed all cash values and borrowings related to the split-dollar arrangements. Effective December 31, 2003, this individual resigned as an employee and director of the Company and received deferred compensation totaling $200,000 which is payable in 2004.

        Our Denver headquarters and manufacturing facility is leased from JN Properties under a lease effective August 1, 1992, which expires July 31, 2012. A former employee, as of December 31, 2003, who was also previously a director of the Company, Chairman of the Board, Chief Executive Officer and Chief Technology Officer, and a 12.8% shareholder, is a general partner in JN Properties. The lease requires us to pay all taxes, insurance, operating and maintenance expenses for the facility, and provides for an annual base rent which is subject to adjustment at the beginning of the 8th, 13th and 18th lease year based on the then current market rent for similar premises, provided that the base rent may not be increased at any one time by more than 7%. We made total lease payments of $796,000 in 2002.

        On December 1, 2001, we entered into a consulting agreement with a former Chief Executive Officer and director of the Company prior to his appointment to these positions. Under the terms of the consulting agreement, which expired on April 18, 2002, this individual received compensation of $15,000 per month, or a total of $15,000 in 2001, and $60,000 in 2002 for his consulting services. The individual resigned his position of Chief Executive Officer effective April 24, 2003 and resigned from the Board of Directors effective December 26, 2003.

        During 2002, the Company entered into a consulting agreement with another director, which expired on December 31, 2002. For the year ended December 31, 2002, this director received $59,000 in consulting fees. This director resigned from the Board of Directors effective October 29, 2003.

        During 1999, the Company extended a loan in the amount of $252,000 to a former President and Chief Executive Officer and director pursuant to his employment agreement, in consideration for his agreement to relocate to Colorado immediately. At December 31, 2002 and 2001, $100,000 of the loan was outstanding and is to be repaid in full by August 2004.

(13) SEGMENT AND CUSTOMER INFORMATION

        The Company operates in a single industry segment: the design, manufacture and marketing of specialty digital imaging systems and other medical devices primarily for the diagnosis and treatment of breast cancer. The Company manufactures its products in the United States and distributes them in the United States, Europe and elsewhere.

        Revenues and identifiable assets for foreign subsidiaries for years ended December 31, 2002, 2001 and 2000 were as follows: (in thousands)

	2002	2001	2000
		(Restated)	(Restated)
Revenues	$2,194	$1,741	$1,741
Identifiable assets	2,446	791	2,054

        In addition, during 2002, 2001 and 2000, and the Company's export revenues were $3.8 million, $5.5 million and $8.3 million, respectively. The Company's total foreign revenues were $6.0 million, $7.2 million and $10.0 million in 2003, 2002 and 2001, respectively.

        The Company's revenues generally are concentrated among customers in the healthcare industry. The Company establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Accounts receivable are generally unsecured.

        During 2002, 2001 and 2000, the following customers, both of which are dealers, represented greater than 5% of the Company's revenues:

	2002	2001	2000
		(Restated)	(Restated)
Ethicon-Endo Surgery, Inc (a division of Johnson & Johnson, Inc.)	11.4%	11.4%	13.2%
Analogic Corporation	5.5	7.7	6.1

(14) COMMITMENTS AND CONTINGENCIES

Litigation

        A complaint was filed with the Equal Employment Opportunity Commission by a group of former employees alleging age discrimination as a result of two employee layoffs during 2001. In November 2002, the EEOC granted a "No Cause" determination as to the merits of the complaint before them and issued "right to sue" letters to all plaintiffs in December 2002. We were a defendant in a lawsuit filed by these same employees in March 2003. The lawsuit was settled in March 2004 and we have accrued estimated costs of $150,000 as of December 31, 2003.

        In April 2003, Fischer Imaging Corporation reported to the Securities and Exchange Commission that it would restate its financial results for the reporting periods beginning January 1, 2000 and ending September 30, 2002. On June 9, 2003, the Company received notice of a formal order of investigation and subpoena from the Securities and Exchange Commission. This request followed the voluntary disclosures that the Company made to the SEC beginning in April 2003 and the creation of an independent board committee to review the facts and circumstances underlying the Company's decision to restate financial results. The Company currently is cooperating with the SEC in its investigation by providing documents and other information. The Company intends to continue its full cooperation with the SEC investigation, but the Company cannot predict the outcome of the investigation. If the SEC finds wrongdoing on the part of the Company, a financial penalty or other sanctions may be imposed on the Company that could jeopardize the Company's financial viability.

        On April 10, 2003 and on June 3, 2003, The Sorkin, LLC and James K. Harbert filed punitive class action lawsuits against us and three of our former officers and directors, Morgan Nields, Gerald Knudson and Louis Rivelli, in the United States District Court for the District of Colorado. The

complaints are purportedly brought on behalf of purchasers of shares of the Company's common stock during the period February 14, 2001 to April 1, 2003 and allege that, among other things, during the punitive class period, the Company and the individual defendants made materially false statements in violation of Section 10(b) of the Exchange Act, Rule 10b-5 promulgated under the Exchange Act, and Section 20(a) of the Exchange Act. The complaints seek unspecified compensatory damages and other relief. On August 7, 2003, the Company, and Messrs. Nields and Knudson moved to dismiss all claims asserted by The Sorkin, LLC and Harbert. On August 18, 2003, Mr. Rivelli moved to dismiss all claims asserted in those lawsuits. On October 20, 2003, Mr. Harbert moved to dismiss his lawsuit, which the court subsequently granted. On October 21, 2003, the Sorkin, LLC and Mr. Harbert filed an amended class action complaint. The amended complaint contains the same claims for relief against us and Messrs. Nields and Rivelli, but does not assert any claims against Mr. Knudson. In addition, the amended complaint seeks to recover unspecified compensatory damages and other relief on behalf of purchasers of shares of our common stock during the period February 14, 2001 to July 17, 2003. The Company, Mr. Nields and Mr. Rivelli have filed motions to dismiss all claims asserted in the amended complaint.

        The Company is a defendant in various other lawsuits incident to its operations. None of these lawsuits are believed to have a material impact on the Company's results of operations.

Operating Leases

        Fischer leases buildings and equipment under various operating lease agreements that provide for the following minimum future lease payments: (in thousands)

2003	$946
2004	924
2005	921
2006	934
2007	936
Thereafter	4,023

Total	$8,684

        Of the above total lease commitments, $8,139,000 relates to the JN properties building lease (see Note 12—Related Parties). Total rent expense was approximately $834,000, $876,000 and $865,000 in 2002, 2001 and 2000, respectively. The total rent expense includes rent expense for JN properties of $796,000, $796,000 and $766,000 in 2002, 2001 and 2000, respectively.

Regulatory Actions

        Fischer is subject to periodic inspections by the Food and Drug Administration ("FDA") whose primary purpose is to audit the Company's compliance with Good Manufacturing Practices. These practices include testing, quality control and documentation of procedures. In December 2002, following an earlier periodic inspection that resulted in the FDA issuing a Form 483, the FDA issued a Warning Letter regarding deficiencies in the way the Company's quality system satisfies the FDA's Quality System Regulation (QSR). The Company responded to the Warning Letter findings and observations and instituted corrective actions. The Company expects the FDA to conduct an inspection to verify the effectiveness of the Company's corrective actions during the next few months.

        The Company's stock was delisted from NASDAQ on July 7, 2003 due to failure to meet the financial reporting filing requirements established by the NASDAQ for annual and quarterly reports.

(15) QUARTERLY FINANCIAL DATA—UNAUDITED

        (in thousands, except per share data):

	First Quarter 2002	Second Quarter 2002	Third Quarter 2002	Fourth Quarter 2002	Year Ended 2002
	(Restated)	(Restated)	(Restated)
Revenues	$11,568	$10,054	$12,946	$10,542	$45,110
Gross profit	3,026	(912)	2,450	479	5,043
Net (loss) income	(887)	18,532	(2,145)	(5,780)	9,720
Basic (loss) income per share	$(0.10)	$2.01	$(0.23)	$(0.62)	$1.06
Diluted (loss) income per share	$(0.10)	$1.89	$(0.23)	$(0.62)	$1.00
	First Quarter 2001	Second Quarter 2001	Third Quarter 2001	Fourth Quarter 2001	Year Ended 2001
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Revenues	$10,828	$10,930	$10,095	$10,062	$41,915
Gross profit	3,896	4,605	4,237	3,886	16,624
Net (loss) income	(544)	275	634	517	882
Basic (loss) income per share	$(0.06)	$0.03	$0.07	$0.06	$0.10
Diluted (loss) income per share	$(0.06)	$0.03	$0.06	$0.05	$0.09
	First Quarter 2000	Second Quarter 2000	Third Quarter 2000	Fourth Quarter 2000	Year Ended 2000
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Revenues	$15,857	$11,371	$11,990	$14,817	$54,035
Gross profit	5,617	3,741	3,872	4,235	17,465
Net income (loss)	1,822	(659)	(529)	262	896
Basic income (loss) per share	$0.26	$(0.09)	$(0.07)	$0.03	$0.13
Diluted income (loss) per share	$0.25	$(0.09)	$(0.07)	$0.03	$0.12