Form 10-Q
period 2003-03-30
FISCHER IMAGING CORP
filed 2004-04-15
CIK 750901

Use these links to rapidly review the document
FISCHER IMAGING CORPORATION TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended March 30, 2003
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

        Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The number of shares of Registrant's Common Stock outstanding as of March 31, 2004 was 9,348,484.

EXPLANATORY NOTE:

        THIS 10-Q IS BEING FILED LATE AND REFLECTS THE RESTATEMENT OF THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS AND THE APPLICATION OF CORRECTED ACCOUNTING POLICIES AND PRACTICES. THE COMPANY HAS RESTATED ITS CONSOLIDATED FINANCIAL STATEMENTS FOR EACH OF THE QUARTERS IN THE YEARS ENDING DECEMBER 31, 2001 AND 2000, AND EACH OF THE QUARTERS IN THE NINE MONTHS ENDING SEPTEMBER 29, 2002. THIS RESTATEMENT WAS THE RESULT OF CORRECTING VARIOUS ACCOUNTING INACCURACIES AND MISAPPLICATIONS OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES. ALL INFORMATION IN THIS FORM 10-Q IS AS OF MARCH 30, 2003, UNLESS THE CONTEXT REQUIRES OTHERWISE.

FISCHER IMAGING CORPORATION

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FISCHER IMAGING CORPORATION

CONSOLIDATED BALANCE SHEETS
(amount in thousands except share data)

	March 30, 2003 (Unaudited)	December 31, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$3,735	$8,401
Accounts receivable, net of allowance for doubtful accounts of $542 and $528 at March 30, 2003 and December 31, 2002, respectively	6,212	8,685
Inventories, net	18,520	17,953
Prepaid expenses and other current assets	739	415

Total current assets	29,206	35,454
Property and equipment:
Manufacturing equipment	7,788	7,745
Office equipment and leasehold improvements	8,313	7,421

Total property and equipment	16,101	15,166
Less: accumulated depreciation	(12,340)	(11,949)

Property and equipment, net	3,761	3,217
Intangible assets, net	1,110	1,121
Cash value of life insurance policies and other	1,157	1,287

Total assets	$35,234	$41,079

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,664	$4,720
Accrued salaries and wages	1,511	2,025
Customer deposits	1,370	1,230
Accrued warranties	1,593	1,676
Deferred service revenue	348	443
Other current liabilities	2,006	2,161

Total current liabilities	8,492	12,255

Long-term debt (life insurance loans)	1,209	1,181
Non-current deferred royalty revenue	100	150

Total liabilities	9,801	13,586
Contingencies
Stockholders' Equity:
Preferred Stock, 5,000,000 shares authorized:
Series C Junior participating preferred stock, $.01 par value, 500,000 shares authorized, no shares issued and outstanding	—	—
Series D Convertible preferred stock, $.01 par value, 506,667 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 25,000,000 shares authorized; 9,331,984 and 9,306,576 shares issued and outstanding at March 30, 2003 and December 31, 2002, respectively	93	93
Paid-in capital	49,260	49,131
Accumulated deficit	(23,684)	(21,299)
Accumulated other comprehensive loss	(236)	(432)

Total stockholders' equity	25,433	27,493

Total liabilities and stockholders' equity	$35,234	$41,079

The accompanying notes are an integral part of these consolidated financial statements

FISCHER IMAGING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(amount in thousands except per share data)
(Unaudited)

	Three Months Ended
	March 30, 2003	March 31, 2002 (Restated)
Revenues:
Products	$6,071	$7,689
Services	3,421	3,879

Total revenues	9,492	11,568
Cost of sales:
Products	4,924	5,394
Services	2,522	3,148

Total cost of sales	7,446	8,542

Gross profit	2,046	3,026
Operating expenses:
Research and development	1,070	1,240
Selling and marketing	1,695	1,347
General and administrative	1,657	1,252

Total operating expenses	4,422	3,839

Loss from operations	(2,376)	(813)
Other income and (expense):
Interest expense	(8)	(31)
Interest income	20	1
Other expense, net	(21)	(44)

Net loss	$(2,385)	$(887)

Net loss per share:
Basic	$(0.26)	$(0.10)

Diluted	$(0.26)	$(0.10)

Weighted average shares used to calculate net loss per share:
Basic	9,309	9,179

Diluted	9,309	9,179

The accompanying notes are an integral part of these consolidated financial statements.

FISCHER IMAGING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(amount in thousands)
(Unaudited)

	Three Months Ended
	March 30, 2003	March 31, 2002 (Restated)
Cash flows from operating activities:
Net loss	$(2,385)	$(887)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	391	163
Amortization of intangible assets	(35)	135
Change in current assets and liabilities
Accounts receivable	2,473	(1,559)
Inventories	(567)	674
Prepaid expenses and other current assets	(323)	41
Accounts payable and accrued liabilities	(3,809)	734
Customer deposits	140	(785)
Deferred service revenue	(94)	(24)
Other	153	—

Net cash used in operating activities	(4,056)	(1,508)

Cash flows from investing activities:
Purchases of property and equipment	(935)	(75)
Other	—	13

Net cash used in investing activities	(935)	(62)

Cash flows from financing activities:
Proceeds from sale of common stock	129	39
Net borrowings under line of credit agreement	—	818

Net cash provided by financing activities	129	857

Effect of exchange rate changes on cash	196	—

Net decrease in cash and cash equivalents	(4,666)	(713)
Cash and cash equivalents, beginning of period	8,401	1,233

Cash and cash equivalents, end of period	$3,735	$520

The accompanying notes are an integral part of these consolidated financial statements.

FISCHER IMAGING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 30, 2003

(UNAUDITED)

(1)   GENERAL

        In management's opinion, the accompanying unaudited consolidated balance sheet and statements of operations and cash flows contain all adjustments necessary to present fairly in all material respects the financial position of the Fischer Imaging Corporation (the "Company") at March 30, 2003, its results of operations and its cash flows for the three months ended March 30, 2003 and March 31, 2002 (restated). Results of operations and cash flows for the interim periods may not be indicative of the results of operations and cash flows for the full fiscal year. The Company closes its first three fiscal quarters as of the Sunday closest to the end of March, June, and September.

        These unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, as a result, do not include all the information and note disclosures required in annual financial statements. As a result of the Company restating its financial statements, as discussed below, the Company is filing this quarterly report for the three months ended on March 30, 2003 at the same time as it is filing the quarterly reports for June 29, 2003 and September 28, 2003, the annual report for the year ended December 31, 2002 on Form 10-K, and the annual report for the year ended December 31, 2003 on Form 10-K with the Securities and Exchange Commission (SEC). It is recommended that this quarterly report be read in conjunction with the above referenced annual and quarterly reports to better understand the Company's business, results of operations and financial condition, summary of accounting policies, and the detailed discussion of the restatement of financial statements as reported in this document.

(2)   RESTATEMENT OF FINANCIAL STATEMENTS

        As disclosed in the Company's Form 10-K for the year ended December 31, 2002, the Company restated its previously filed financial statements for certain corrections to the accounting for revenue recognition, unbilled payables, re-work service inventory, excess and obsolete inventory reserves, manufacturing overhead, split dollar life insurance, service expenses, and other miscellaneous account reconciliations. For more information regarding these changes, refer to the Company's Form 10-K for the year ended December 31, 2002.

        Set forth below is a summary presentation of the effect of the restatement on selected items in our statement of operations for the three months ended March 31, 2002. The Company does not intend to file amendments to the Forms 10-Q for each of the first three quarters in 2002 (in thousands, except per share amounts).

	As Previously Reported in Form 10-Q(1)	Adjustments	As Restated
Revenues	$11,109	$459	$11,568
Gross profit	5,693	(2,667)	3,026
Net income (loss)	411	(1,298)	(887)
Earnings (loss) per share:
Basic	$0.04	$(0.14)	$(0.10)
Diluted	0.04	(0.14)	(0.10)

(1)
As reported in the Company's Form 10-Q for the period ended March 31, 2002.

(3)   INVENTORIES

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

        Inventories consisted of the following components (in thousands):

	March 30, 2003	December 31, 2002
Raw materials	$10,381	$7,065
Work in process and finished goods	11,405	14,525
Reserve for excess and obsolete inventories	(3,266)	(3,637)

Inventories, net	$18,520	$17,953

(4)   LONG-TERM DEBT

        Long-term debt at December 31, 2002 and March 30, 2003 consisted solely of loans borrowed on cash values of life insurance policies by a former employee, who was previously a director of the Company, Chairman of the Board, Chief Executive Officer and Chief Technology Officer. On May 12, 2003, the Company reached agreement with this individual, to affect the transfers of, and responsibility for, the insurance policies. The Company subsequently released its assignments on the related policies in August 2003. This individual has assumed all cash values and borrowings related to the split-dollar arrangements. The Company believes that all liabilities related to these arrangements were recorded as of March 20, 2003.

        In June 2003, the Company entered into an $8.0 million credit facility, subject to restrictions based on eligible receivables. The amount available under the credit facility is limited to $2.4 million until such time as the bank completes its review of the Company's restated financial statements. As amended, this credit agreement expires on December 9, 2004, and is secured by all the assets of the Company. Borrowings under the agreement bear interest at the bank's prime rate, plus 2.75%, with a minimum total interest rate of 7%. As of March 30, 2003 and December 31, 2003, there are no outstanding borrowings under the facility.

(5)   NET LOSS PER SHARE

        Basic earnings or loss per share is computed by dividing the net income or loss by the weighted average number of shares of common stock outstanding at the reporting date. Diluted earnings or loss per share is determined by dividing the net earnings or loss by the sum of the weighted average number of common shares outstanding, and if not anti-dilutive, the effect of outstanding stock options determined utilizing the treasury stock method.

        A reconciliation between the number of securities used to calculate basic and diluted net loss per share is as follows (in thousands):

	Three Months Ended
	March 30, 2003	March 31, 2002
		(Restated)
Weighted average of common shares outstanding:
Basic	9,309	9,179
Dilutive effect of stock options	—	—

Diluted	9,309	9,179

        As of March 30, 2003 and March 31, 2002, there were, respectively, 1,662,250 and 1,537,790 (restated) outstanding options to purchase shares of common stock under the Company's current stock option plans.

        The anti-dilutive options for the three months ended March 30, 2003 and March 31, 2002 were 1,372,724 and 729,187 (restated), respectively. The anti-dilutive options were excluded from the computation of diluted earnings per share for the quarters ended March 30, 2003 and March 31, 2002 because the exercise price exceeded the average market price of the stock.

(6)   STOCK BASED COMPENSATION

        The Company's stock option grants are accounted for under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Because the exercise price of all options granted was equal to the market price of the underlying stock on the grant date, no stock-based employee compensation cost is recognized in net income. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123. "Accounting for Stock-Based Compensation", to employee stock benefits.

        For purposes of this pro forma disclosure, the estimated fair value of the options is assumed to be amortized to expense over the options' vesting periods (in thousands, except per share amounts).

	Three Months Ended
	March 30, 2003	March 31, 2002
		(Restated)
Net loss, as reported	$(2,385)	$(887)
Fair value-based compensation cost, net of tax	(878)	(506)

Pro forma net loss	$(3,263)	$(1,393)
Basic loss per share:
As reported	$(0.26)	$(0.10)
Pro forma	(0.35)	(0.15)
Diluted loss per share:
As reported	$(0.26)	$(0.10)
Pro forma	(0.35)	(0.15)

(7)   COMPREHENSIVE LOSS

        Comprehensive loss is defined as the change in equity of an enterprise other than the change resulting from investments by, or distributions to, its owners. Foreign currency translation adjustments for three months ended March 30, 2003 resulted in a currency translation gain due to the weakening of the United States Dollar to the Euro at that date.

        For the Company, comprehensive loss includes only net loss and foreign currency translation adjustments, as follows (in thousands):

	Three Months Ended
	March 30, 2003	March 31, 2002
		(Restated)
Net loss	$(2,385)	$(887)
Foreign currency translation adjustments	196	—

Comprehensive loss	$(2,189)	$(887)

(8)   SEGMENT AND CUSTOMER INFORMATION

        The Company operates in a single industry segment: the design, manufacture and marketing of specialty digital imaging systems and other medical devices primarily for the diagnosis and treatment of breast cancer. The Company manufactures its products in the United States and distributes them in the United States, Europe and elsewhere.

        Revenues and identifiable assets for non-domestic operations for periods ended March 30, 2003 and March 31, 2002 were as follows (in thousands):

	Three Months Ended
	March 30, 2003	March 30, 2002
		(Restated)
Revenues	$1,312	$256
Identifiable assets	3,444	638

(9)   CONTINGENCIES

Legal Proceedings

        A complaint was filed with the Equal Employment Opportunity Commission by a group of former employees alleging age discrimination as a result of two employee layoffs during 2001. In November 2002, the EEOC granted a "No Cause" determination as to the merits of the complaint before them and issued "right to sue" letters to all plaintiffs in December 2002. The Company was a defendant in a lawsuit filed by these same employees in March 2003. The lawsuit was settled in March 2004 and we have accrued estimated costs of $150,000 as of March 30, 2003 and December 31, 2003.

        In April 2003, Fischer Imaging Corporation reported to the Securities and Exchange Commission that it would restate its financial results for the reporting periods beginning January 1, 2000 and ending September 30, 2002. On June 10, 2003, the Company received notice of a formal order of investigation and subpoena from the Securities and Exchange Commission. This request followed the voluntary disclosures that we made to the SEC beginning in April 2003 and the creation of an independent board committee to review the facts and circumstances underlying our decision to restate financial results. We currently are cooperating with the SEC in its investigation by providing documents and other information. We intend to continue our full cooperation with the SEC investigation, but we cannot predict the outcome of the investigation. If the SEC finds wrongdoing on our part, a financial penalty or other sanctions may be imposed on us that could jeopardize our financial viability.

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

        The Company is also a defendant in various lawsuits incident to the operation of its business. We do not believe that any of those pending legal proceedings would have a material, adverse effect on the consolidated financial position or results of operations of the Company.

        In addition, the Company has incurred and anticipates that it will continue to incur substantial legal expenses and some diversion of senior management's time in connection with the SEC investigation and the securities lawsuit that could negatively affect our results of operations.

(10) PATENT LITIGATION SETTLEMENT

        During the second quarter of 2002, the Company settled a patent infringement lawsuit that it had filed against ThermoElectron and Hologic, Inc. Under the $32.2 million settlement, the Company received $25.0 million in cash during quarter two of 2002. The balance of $7.2 million is scheduled to be received in equal annual installments of $900,000 over the remaining eight-year life of the patents for continued sales of the breast-biopsy imaging system now being sold by Hologic, Inc. The Company recognized an other income item of $25.0 million in the second quarter of 2002, net of certain settlement costs. The remaining $7.2 million, due to various contingencies, will be recognized as cash is received over the remaining payment period. The Company will recognize an other income item in the amount of $900,000 during the second quarter of 2003, leaving a balance of $6.3 million to be recognized as cash is received over the remaining seven-year patent life.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results Of Operations

Cautionary Language

        As a result of the Company restating its financial statements, as discussed below, we are filing this quarterly report for the three months ended on March 30, 2003 at the same time as we are filing the quarterly reports for June 29, 2003, and September 28, 2003 on Forms 10-Q, the annual report for the year ended December 31, 2002 on Form 10-K, and the annual report for the year ended December 31, 2003 on Form 10-K with the Securities and Exchange Commission (SEC). We recommend that this quarterly report be read in conjunction with the above referenced annual reports to better understand the Company's business, results of operations and financial condition, summary of accounting policies, and the detailed discussion of the restatement of financial statements as reported in this document. All information in this Form 10-Q is as of March 30, 2003 and does not reflect any subsequent information or events other than the restatement, except where the context otherwise specifically requires.

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

        The critical accounting policies used in the preparation of the Company's financial statements that we believe affects the more significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report are described in the Management Discussion and Analysis of Financial Condition and Results of Operations in the consolidated financial statement included in our Annual report on Form 10-K for the fiscal year ended December 31, 2003. There have been not material changes to the critical accounting policies.

Overview

        We design, manufacture and sell innovative mammography and digital imaging products used in the diagnosis of breast cancer and other diseases. Our two primary breast cancer products are our MammoTest stereotactic breast biopsy system, which we introduced in 1988, and our SenoScan digital mammography system, introduced in late 2001. MammoTest is a mature product, and while we have introduced, and intend to continue to introduce, continued improvements to the system, it is not expected to provide significant growth in revenue going forward. We believe SenoScan has significant potential for growth as digital mammography gains acceptance over traditional x-ray film mammography. Our ability to grow SenoScan sales and capture market share in this emerging digital market is important to our success. SenoScan was approved by the FDA for sale in 2001 and since then we have invested, and will continue to invest, significant resources to enhance performance and features, as it becomes a more mature product line. We also recently reinitiated our efforts to market and sell our Electrophysiology and VersaRad x-ray products to the general radiology market through our RE&S division. In addition to our product sales we provide services for installation and application training at the time our products are installed at the customer's location. We also sell parts and provide maintenance services under our limited warranties, under long-term contracts, or at hourly rates.

        We have incurred a net loss from operations of $15.4 million, net loss from operations of $15.2 million, and net income from operations of $1.1 million for the years ended December 31, 2003, 2002 (restated) and 2001 (restated), respectively. The net loss from operations in 2003 is primarily due to implementing operational initiatives that resulted in several charges for inventory adjustments as well as strategic initiatives that resulted in increased costs associated with building our European operations, enhancing performance of our products and investments in operations intended to reduce inefficiencies. It is recommended that this Form 10-Q be read in conjunction with the 2003 annual report on Form 10-K for further detailed description of our business, results of operations and financial condition as of December 31, 2003.

Results of Operations

        The following table sets forth the percentage of revenues represented by certain data included in our statements of operations for the periods indicated:

	Three Months Ended
	March 30, 2003	March 31, 2002
		(Restated)
Revenues:
Product revenues	64.0%	66.5%
Service revenues	36.0	33.5

Total revenues	100.0%	100.0%
Cost of sales:
Products	51.9%	46.6%
Services	26.6	27.2
Research and development	11.3	10.7
Selling and marketing	17.9	11.6
General and administrative	17.5	10.8
Loss from operations	(25.0)	(7.0)
Other expense, net	(0.1)	(0.6)
Net loss	(25.1)%	(7.7)%

Product and Service Revenues

        Revenues decreased 17.9% to $9.5 million in the first quarter of 2003 from $11.6 million in the first quarter of 2002. Product revenues decreased 21.1% due to fewer sales of our SenoScan product and decreased revenue from sales of our MammoTest product, while sales for our RE&S products remained relatively constant. Our service revenues decreased 11.8% due to fewer service contracts resulting from our decision not to renew service contracts for our older RE&S Radiology products. We also extended warranties to a limited number of customers who purchased SenoScan products during 2001 and 2002, and as a result, we had fewer long-term service contracts that generate service revenues.

Cost of Sales—Products

        Cost of sales for products decreased 8.7% to $4.9 million in the first quarter of 2003 from $5.4 million in the first quarter of 2002. As a percent of product revenue, cost of sales increased to 81.1% in the first quarter of 2003 compared to 70.2% in the first quarter of 2002. The overall decrease in cost of sales is due to lower revenues while the increase in cost of sales as a percent of revenue is primarily due to relatively fixed production capacity and higher manufacturing overhead being allocated to few units of production during the first quarter of 2003.

Cost of Sales—Service

        Cost of sales for service decreased 19.9% to $2.5 million in the first quarter of 2003 from $3.1 million in the first quarter of 2003. As a percent of service revenues, cost of sales decreased to 73.7% in the first quarter of 2003 compared to 81.2% in the first quarter of 2002. The decrease in absolute cost of sales is due to a lower cost of contract and warranty services as a result of fewer service contracts and lower service revenues.

Research and Development Expenses

        Research and development expenses decreased 13.7% to $1.1 million in the first quarter of 2003 from $1.2 million in the first quarter of 2002. Our compensation costs increased 15.1% as we increased our staffing levels in software development and engineering to focus on redesigning older products and enhancing the features and functionality of our newly developed SenoScan product. The increase in these costs were offset by a decrease in materials and supplies requirements resulting from fewer product development initiatives and a decrease in amortization of capitalized software development as we have fully amortized capitalized software costs in 2002.

Selling and Marketing Expenses

        Selling and marketing expenses increased 25.8% to $1.7 million in the first quarter of 2003 from $1.3 million in the first quarter of 2002. Our selling and marketing expenses increased as we began ramping up our European sales operations during the first quarter related to our strategy of implementing a direct sales business model in Europe for our SenoScan product. We also increased the staffing for our domestic sales operations and our marketing expenses increased due to additional trade show activity.

General and Administrative Expenses

        General and administrative expenses increased 32.3% to $1.7 million in the first quarter of 2003 from $1.3 million in the first quarter of 2002. Our general and administrative expenses increased primarily from additional costs incurred by our European operations to develop administrative infrastructure in support of our new direct sales strategy in Europe. We also increased staffing levels in the U.S. to support anticipated growth for 2003. The increase in these costs were offset by lower legal expenses in 2003 due to legal costs incurred in 2002 related to the patent settlement.

Interest Expense/Interest Income

        Interest expense decreased in 2003 due to lower borrowings against our line of credit and interest income increased in 2003 due to higher average cash balances resulting from the $25.0 million cash received from our patent lawsuit settlement during the second quarter of 2002.

Patent Settlement

        During the second quarter of 2002, we settled a patent infringement lawsuit that we had filed against ThermoElectron and Hologic, Inc. Under the $32.2 million settlement, the Company received $25.0 million in cash during quarter two of 2002. The balance of $7.2 million is scheduled to be received in equal annual installments of $900,000 over the remaining eight-year life of the patents for continued sales of the breast-biopsy imaging system now being sold by Hologic, Inc. We recognized an other income item of $25.0 million in the second quarter of 2002, net of certain settlement costs. The remaining $7.2 million, due to various contingencies, will be recognized as cash is received over the remaining payment period. We will recognize an other income item in the amount of $0.9 million during the second quarter of 2003, leaving a balance of $6.3 million to be recognized as cash is received over the remaining seven-year patent life.

Income Taxes

        We estimated that we would not owe taxes for the year ended December 31, 2003. Accordingly, no income tax benefit or provision was recorded for the first quarter of 2003. This was determined based upon the anticipated 2003 results of operations and an available net operating loss carry-forward of $12.2 million at December 31, 2002. As of December 31, 2002, we had a 100% valuation allowance against our deferred tax asset of $8.8 million that resulted in a net deferred tax asset of $0.

Liquidity and Capital Resources

        As of December 31, 2003, we had $1.9 million in cash and $9.4 million in working capital compared to $8.4 million in cash and $23.2 million in working capital at December 31, 2002. The decrease in our cash and working capital resulted primarily from cash used to fund our operating losses in 2003 offset by cash provided to operations due to changes in our current assets and current liabilities. See further discussion of our liquidity and capital resources as of December 31, 2003 in the annual report on Form 10-K for the year ended December 31, 2003 filed at the same time as this report on Form 10-Q.

        As of March 30, 2003 we had $3.7 million in cash and $20.7 million in working capital compared to $8.4 million in cash and $23.2 million in working capital at December 31, 2002. The decrease in cash and working capital resulted primarily from cash used to fund our operating losses during the first quarter of 2003 and cash used in operations due to the net changes in our current assets and current liabilities.

        We used $4.1 million of cash in our operating activities during the first quarter of 2003, which is primarily the result of our net operating loss of $2.4 million, offset by non-cash charges for depreciation and amortization of $0.4 million, and cash provided by operations of $2.0 million based on net change in current assets and current liabilities. Our receivables decreased by $2.5 million due to improved cash collections and lower revenue levels, while our payables decreased by $3.8 million due to cash payments on payables that increased as a result of our inventory build up at the end of 2002 in anticipation of sales growth in 2003.

        We used $0.9 million of cash in our financing activities during the first quarter of 2003 for capital expenditures related to implementing a new enterprise resource planning software system and capitalizing SenoScan units used for demonstration and tradeshows in Europe.

        We received $0.1 million of cash from financing activities related to proceeds from issuance of common stock through exercising of stock options and sale of shares under our employee stock purchase plan.

        In June 2003, we entered into an $8.0 million credit facility, subject to restrictions based on eligible receivables. The amount available under the credit facility at December 31, 2003 was approximately $8.0 million, which is further limited to $2.4 million until such time as the bank completes its review of our restated financial statements. As amended, this credit agreement expires on December 9, 2004, and is secured by all of our assets. Borrowings under the agreement bear interest at the bank's prime rate, plus 2.75%, with a minimum total interest rate of 7%. As of March 30, 2003 and December 31, 2003, there are no outstanding borrowings under the facility.

Contractual Obligations

        At March 30, 2003, the Company's commitments under contractual obligations were as follows (in thousands):

Payments Due by Period	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Loan on cash surrender value of life insurance	$1,209	$1,209	$—	$—	$—
Operating leases	8,590	916	1,820	1,830	4,024

Total contractual cash obligations	$9,799	$2,125	$1,820	$1,830	$4,024

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in United States interest rates and changes in foreign currency exchange rates as measured against the United States dollar. These exposures are directly related to our normal operating and funding activities. Historically and as of March 30, 2003, we have not used derivative instruments or engaged in hedging activities. There have been no significant changes in our market risk from December 31, 2002.

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

        We are exposed to foreign currency risks through our subsidiary operations in Switzerland and Germany. At March 30, 2003 and December 31, 2003 we had cash, receivables and current liabilities totaling $2.0 million and $3.1 million, respectively, that represent a net balance denominated in Euros. We do not employ any risk mitigation or hedging techniques with respect to amounts exposed to fluctuations in foreign currency exchange rates.

Interest Rate Risk

        At December 31, 2003, we had an $8.0 million credit facility with interest at the bank's prime rate plus 2.75%. Any borrowings under the credit facility would be subject to interest rate fluctuations. At December 31, 2003, there are no outstanding borrowings under the facility. Increases in interest rates could, however, increase the interest expense associated with future borrowings. At December 31, 2003 we had a capital lease obligation, including current portion, in the aggregate amount of $0.5 million. The capital lease obligation has a term of two years and has interest at a fixed interest rate. A change in interest rates would not affect our obligation related to the capital lease as of December 31, 2003.

        We have short-term investments in low risk and no risk financial instruments, which are readily convertible into cash, which earn interest at variable rates. At times, cash balances with our financial institution exceed FDIC insurance limits.

Item 4.    Controls and Procedures

        In early 2003, we identified several accounting inaccuracies and errors that significantly affected our previously reported financial results. Under the direction of our Board of Directors, and primarily our Audit Committee, we completed a comprehensive analysis of our accounting policies and practices and a restatement of our previously reported financial results for 2000, 2001 and nine months ended September 29, 2002. Our new auditors, Ernst & Young LLP, completed a re-audit of our consolidated financial statements for 2000 and 2001 and has also performed an audit of our 2002 annual financial statements. See our annual report for 2002 filed on Form 10-K for a detailed description of our internal review and restatement of our financial statement.

        As a result of our internal review, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) were not effective during 2003, and, as a result, we were not able to timely file all reports required to be filed by us pursuant to Section 15(d) of the Securities Exchange Act of 1934. Our inability to timely file the required reports is due to, among other things, the fact that management's time and attention have been consumed by the auditing and re-auditing of our financial statements for the years ended December 31, 2002, 2001 and 2000, and the resulting restatements described in our consolidated financial statements.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings:

        A complaint was filed with the Equal Employment Opportunity Commission by a group of former employees alleging age discrimination as a result of two employee layoffs during 2001. In November 2002, the EEOC granted a "No Cause" determination as to the merits of the complaint before them and issued "right to sue" letters to all plaintiffs in December 2002. The Company was a defendant in a lawsuit filed by these same employees in March 2003. The lawsuit was settled in March 2004 and we have accrued estimated costs of $150,000 as of March 30, 2003 and December 31, 2003.

        In April 2003, we reported to the Securities and Exchange Commission that we would restate our financial results for the reporting periods beginning January 1, 2000 and ending September 30, 2002. On June 10, 2003, we received notice of a formal order of investigation and subpoena from the Securities and Exchange Commission. This request followed the voluntary disclosures that we made to the SEC beginning in April 2003 and the creation of an independent board committee to review the facts and circumstances underlying our decision to restate financial results. We currently are cooperating with the SEC in its investigation by providing documents and other information. We intend to continue our full cooperation with the SEC investigation, but we cannot predict the outcome of the investigation. If the SEC finds wrongdoing on our part, a financial penalty or other sanctions may be imposed on us that could jeopardize our financial viability.

        On April 10, 2003 and on June 3, 2003, The Sorkin, LLC and James K. Harbert filed punitive class action lawsuits against us and three of our current and former officers and directors, Morgan Nields, Gerald Knudson and Louis Rivelli, in the United States District Court for the District of Colorado. The complaints are purportedly brought on behalf of purchasers of shares of our common stock during the period February 14, 2001 to April 1, 2003 and allege that, among other things, during the punitive class period, we and the individual defendants made materially false statements in violation of Section 10(b) of the Exchange Act, Rule 10b-5 promulgated under the Exchange Act, and Section 20(a) of the Exchange Act. The complaints seek unspecified compensatory damages and other relief. On August 7, 2003, we, and Messrs. Nields and Knudson moved to dismiss all claims asserted by The Sorkin, LLC and Harbert. On August 18, 2003, Mr. Rivelli moved to dismiss all claims asserted in those lawsuits. On October 20, 2003, Mr. Harbert moved to dismiss his lawsuit, which the court subsequently granted. On October 21, 2003, The Sorkin, LLC and Mr. Harbert filed an amended class action complaint. The amended complaint contains the same claims for relief against us and Messrs. Nields and Rivelli, but does not assert any claims against Mr. Knudson. In addition, the amended complaint seeks to recover unspecified compensatory damages and other relief on behalf of purchasers of shares of our common stock during the period February 14, 2001 to July 17, 2003. The Company, Mr. Nields and Mr. Rivelli have filed motions to dismiss all claims asserted in the amended complaint.

        In addition, the Company has incurred and anticipates that it will continue to incur substantial legal expenses and some diversion of senior management's time in connection with the SEC investigation and the securities lawsuit that could negatively affect our results of operations.

        Item 2. Changes in Securities and Use of Proceeds:    Not applicable.

        Item 3. Defaults Upon Senior Securities:    Not applicable.

        Item 4. Submission of Matters to a Vote of Security Holders:    None

        Item 5. Other Information:    Not applicable.

        Item 6. Exhibits and Reports on Form 8-K:

(a)   Exhibits:

        The following is a list of exhibits filed as part of this Report on Form 10-Q.

Exhibit Number	Description of Exhibit
10.1	Accounts Receivable Financing Agreement, dated June 11, 2003, by and between Fischer Imaging Corporation and Silicon Valley Bank.(1)
10.2	Amendment No. 1 to Accounts Receivable Financing Agreement, dated November 18, 2003, by and between Fischer Imaging Corporation and Silicon Valley Bank.(1)
31.1	Certification of Harris Ravine, Chief Executive Officer and President, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of David Kirwan, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 2002, as filed with the Commission on April 15, 2004.

(b)   Reports on Form 8-K:

        The Company filed a report on Form 8-K dated April 1, 2003 announcing it would delay the filing of the 2002 annual report on Form 10-K.

        The Company filed a report on Form 8-K dated May 15, 2003 announcing it would delay the filing of the Form 10-Q for quarter ended March 30, 2003.

        The Company filed a report on Form 8-K dated June 11, 2003 announcing it would be providing additional information at the request of the SEC.

        The Company filed a report on Form 8-K dated June 11, 2003 announcing it had into an $8.0 million accounts receivable line of credit with Silicon Bank.

        The Company filed a report on Form 8-K dated July 2, 2003 announcing its shares would to be delisted from the NASDAQ National Market effective July 7, 2003.

        The Company filed a report on Form 8-K dated July 17, 2003 announcing it had completed the comprehensive analysis and restatement of unaudited financial results for 2000 and 2001; and results for fourth quarter and full year 2002 and first quarter 2003.

        The Company filed a report on Form 8-K dated October 7, 2003 announcing second quarter 2003 results.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2004	FISCHER IMAGING CORPORATION
/s/ HARRIS RAVINE Harris Ravine Chief Executive Officer and President
Date: April 14, 2004
/s/ DAVID KIRWAN David Kirwan Chief Financial Officer