Form 10-Q
period 2003-06-29
FISCHER IMAGING CORP
filed 2004-04-15
CIK 750901

Use these links to rapidly review the document
FISCHER IMAGING CORPORATION TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarter Ended June 29, 2003
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

EXPLANATORY NOTE:

        THIS 10-Q IS BEING FILED LATE AND REFLECTS THE RESTATEMENT OF THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS AND THE APPLICATION OF CORRECTED ACCOUNTING POLICIES AND PRACTICES. THE COMPANY HAS RESTATED ITS CONSOLIDATED FINANCIAL STATEMENTS FOR EACH OF THE QUARTERS IN THE YEARS ENDING DECEMBER 31, 2001 AND 2000, AND EACH OF THE QUARTERS IN THE NINE MONTHS ENDING SEPTEMBER 29, 2002. THIS RESTATEMENT IS THE RESULT OF CORRECTING VARIOUS ACCOUNTING INACCURACIES AND MISAPPLICATIONS OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES. ALL INFORMATION IN THIS FORM 10-Q IS AS OF JUNE 29, 2003, UNLESS THE CONTEXT REQUIRES OTHERWISE.

FISCHER IMAGING CORPORATION
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FISCHER IMAGING CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except per share data)

	June 29, 2003 (Unaudited)	December 31, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$4,341	$8,401
Accounts receivable, net of allowance for doubtful accounts of $537 and $528 at June 29, 2003 and December 31, 2002	7,135	8,685
Inventories, net	16,054	17,953
Prepaid expenses and other current assets	1,829	415

Total current assets	29,359	35,454
Property and equipment:
Manufacturing equipment	7,912	7,745
Office equipment and leasehold improvements	8,597	7,421

Total property and equipment	16,509	15,166
Less: accumulated depreciation and amortization	(12,613)	(11,949)

Property and equipment, net	3,896	3,217

Intangible assets, net	1,099	1,121
Cash value of life insurance policies and other	1,157	1,287

Total assets	$35,511	$41,079

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,703	$4,720
Accrued salaries and wages	1,573	2,025
Customer deposits	3,310	1,230
Accrued warranties	1,556	1,676
Deferred service revenue	384	443
Other current liabilities	1,760	2,161

Total current liabilities	11,286	12,255

Long-term debt (life insurance loans)	1,216	1,181
Non-current deferred royalty revenue	50	150

Total liabilities	12,552	13,586
Contingencies
Stockholders' Equity:
Preferred Stock, 5,000,000 shares authorized:
Series C Junior participating preferred stock, $.01 par value, 500,000 shares authorized, no shares issued and outstanding	—	—
Series D Convertible preferred stock, $.01 par value, 506,667 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 25,000,000 shares authorized; 9,344,484 and 9,306,576 shares issued and outstanding at June 29, 2003 and December 31, 2002, respectively	93	93
Paid-in capital	49,260	49,131
Accumulated deficit	(26,083)	(21,299)
Accumulated other comprehensive loss	(311)	(432)

Total stockholders' equity	22,959	27,493

Total liabilities and stockholders' equity	$35,511	$41,079

The accompanying notes are an integral part of these consolidated financial statements.

FISCHER IMAGING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
		(Restated)		(Restated)
Revenues:
Products	$9,074	$6,302	$15,144	$13,991
Services	2,983	3,752	6,404	7,631

Total revenues	12,057	10,054	21,548	21,622
Cost of sales:
Products	6,073	8,682	10,997	14,076
Services	3,313	2,284	5,835	5,432

Total cost of sales	9,386	10,966	16,832	19,508

Gross profit (loss)	2,671	(912)	4,716	2,114
Operating expenses:
Research and development	1,360	813	2,430	2,053
Selling and marketing	2,551	2,105	4,246	3,452
General and administrative	2,111	2,555	3,768	3,807

Total operating expenses	6,022	5,473	10,444	9,312

Loss from operations	(3,351)	(6,385)	(5,728)	(7,198)
Other income and (expense):
Interest expense	(5)	(37)	(13)	(68)
Interest income	10	17	30	18
Patent settlement income	900	24,950	900	24,950
Other income (expense), net	47	(13)	27	(57)

Net (loss) income	$(2,399)	$18,532	$(4,784)	$17,645

Net (loss) income per share:
Basic	$(0.26)	$2.01	$(0.51)	$1.92

Diluted	$(0.26)	$1.89	$(0.51)	$1.80

Weighted average shares used to calculate net (loss) income per share:
Basic	9,325	9,220	9,320	9,201

Diluted	9,325	9,780	9,320	9,793

The accompanying notes are an integral part of these consolidated financial statements.

FISCHER IMAGING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended
	June 29, 2003	June 30, 2002
		(Restated)
Cash flows from operating activities:
Net loss	$(4,784)	$17,645
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	664	344
Amortization of intangible assets	(24)	328
Foreign exchange gains	—	—
Change in current assets and liabilities
Trade accounts receivable	1,550	(555)
Inventories	1,900	1,802
Prepaid expenses and other current assets	(1,414)	(257)
Accounts payable and accrued liabilities	(2,990)	(1,064)
Customer deposits	2,080	(688)
Deferred service revenue	(59)	(16)
Other	110	—

Net cash (used in) provided by operating activities	(2,967)	17,539

Cash flows from investing activities:
Purchases of property and equipment	(1,343)	(762)
Other	—	(14)

Net cash used in investing activities	(1,343)	(776)

Cash flows from financing activities:
Proceeds from sale of common stock, net	129	212
Repayments of long-term debt	—	(9)

Net cash provided by financing activities	129	203

Effect of exchange rate changes on cash	121	(4)

Net (decrease) in cash and cash equivalents	(4,060)	16,962
Cash and cash equivalents, beginning of period	8,401	1,233

Cash and cash equivalents, end of period	$4,341	$18,195

The accompanying notes are an integral part of these consolidated financial statements.

FISCHER IMAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 29, 2003

(UNAUDITED)

(1)   GENERAL

        In management's opinion, the accompanying unaudited consolidated balance sheet and statements of operations and cash flows contain all adjustments necessary to present fairly in all material respects the financial position of the Fischer Imaging Corporation (the "Company") at June 29, 2003, its results of operations and its cash flows for the three and six months ended June 29, 2003 and June 30, 2002 (restated). Results of operations and cash flows for the interim periods may not be indicative of the results of operations and cash flows for the full fiscal year. The Company closes its first three fiscal quarters as of the Sunday closest to the end of March, June, and September.

        These unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, as a result, do not include all the information and note disclosures required in annual financial statements. As a result of the Company restating its financial statements, as discussed below, the Company is filing this quarterly report for the three and six months ended on June 29, 2003 at the same time as it is filing the quarterly reports for March 30, 2003 and September 28, 2003, the annual report for the year ended December 31, 2002 on Form 10-K, and the annual report for the year ended December 31, 2003 on Form 10-K with the Securities and Exchange Commission (SEC). It is recommended that this quarterly report be read in conjunction with the above referenced annual and quarterly reports to better understand the Company's business, results of operations and financial condition, summary of accounting policies, and the detailed discussion of the restatement of financial statements as reported in this document.

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

        Set forth below is a summary presentation of the effect of the restatement on selected items in our statement of operations for the three and six months ended June 30, 2002. The Company does not intend to file amendments to the Forms 10-Q for each of the first three quarters in 2002 (in thousands, except per share amounts).

	Three Months Ended June 30, 2002
	As Previously Reported in Form 10-Q(1)	Adjustments	As Restated
Revenues	$8,793	$1,261	$10,054
Gross (loss) profit	(7,054)	6,142	(912)
Net income	10,480	8,052	18,532
Earnings per share:
Basic	$1.13	$0.88	$2.01
Diluted	1.05	0.84	1.89

1
As reported in the Company's Form 10-Q for the period ended June 30, 2002.

	Six Months Ended June 30, 2002
	As Previously Reported in Form 10-Q(1)	Adjustments	As Restated
Revenues	$19,902	$1,720	$21,622
Gross (loss) profit	(1,361)	3,475	2,114
Net income	10,891	6,754	17,645
Earnings per share:
Basic	$1.18	$0.74	$1.92
Diluted	1.09	0.71	1.80

(1)
As reported in the Company's Form 10-Q for the period ended June 30, 2002.

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

        During the second quarter of 2002, the Company conducted a review of its products and strategies pertaining to its newly-formed Radiology, Electrophysiology & Surgery (RE&S) Division. As a result of this analysis, the Company identified significant amounts of obsolete inventories related to product strategy changes, primarily in the RE&S product lines. Additionally, during the second quarter of 2002 the Company consolidated and reviewed its warehousing operations, inventory stores locations, production lines, field inventory and work order inventory counts. As a consequence of this review, a total inventory shrinkage charge of $2.3 million relating to the review of field inventory and work order inventory was recorded in cost of sales—products. An additional charge of $3.0 million relating to obsolete inventory, primarily in the non-core business products that represent the RE&S product lines, was recorded in cost of sales—products.

        Inventories consisted of the following components (in thousands):

	June 29, 2003	December 31, 2002
Raw materials	$9,046	$7,065
Work in process and finished goods	9,977	14,525
Reserve for excess and obsolete inventories	(2,969)	(3,637)

Inventories, net	$16,054	$17,953

(4)   LONG-TERM DEBT

        Long-term debt at December 31, 2002 consisted solely of loans borrowed on cash values of life insurance policies by a former employee, who was previously a director of the Company, Chairman of the Board, Chief Executive Officer and Chief Technology Officer. On May 12, 2003, the Company reached agreement with this individual, to affect the transfers of, and responsibility for, the insurance policies. The Company subsequently released its assignments on the related policies in August 2003. This individual has assumed all cash values and borrowings related to the split-dollar arrangements. The Company believes that all liabilities related to these arrangements were recorded as of June 30, 2002.

        In June 2003, the Company entered into an $8.0 million credit facility, subject to restrictions based on eligible receivables. The amount available under the credit facility is limited to $2.4 million until such time as the bank completes its review of the Company's restated financial statements. As amended, this credit agreement expires on December 9, 2004, and is secured by all the assets of the Company. Borrowings under the agreement bear interest at the bank's prime rate, plus 2.75%, with a minimum total interest rate of 7%. As of June 29, 2003 and December 31, 2003, there are no outstanding borrowings under the facility.

(5)   NET INCOME PER SHARE

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

        A reconciliation between the number of securities used to calculate basic and diluted net income per share is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
		(Restated)		(Restated)
Weighted average of common shares outstanding:
Basic	9,325	9,220	9,320	9,201
Dilutive effect of stock options	—	560	—	592

Diluted	9,325	9,780	9,320	9,793

        As of June 29, 2003 and June 30, 2002, there were outstanding options to purchase 1,808,250 and 1,341,085 (restated) shares, respectively, of common stock under the Company's current stock option plans. As of June 29, 2003, the option exercise prices ranged from $1.87 to $16.64.

        For the three months ended June 29, 2003 and June 30, 2002 there were anti-dilutive options to purchase 1,673,409 and 780,353 (restated) shares, respectively. For the six months ended June 29, 2003 and June 30, 2002 there were anti-dilutive options to purchase 1,587,518 and 749,148 (restated) shares, respectively. The anti-dilutive options were excluded from the computation of diluted earnings per share for the quarters ended June 29, 2003 and June 30, 2002 because the exercise price exceeded the average market price of the stock.

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

	Three Months Ended		Six Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
		(Restated)		(Restated)
Net (loss) income, as reported	$(2,399)	$18,532	$(4,784)	$17,645
Fair value-based compensation cost, net of tax	4	(323)	(874)	(829)

Pro forma net (loss) income	$(2,395)	$18,209	$(5,658)	$16,816

Basic (loss) earning per share:
As reported	$(0.26)	$2.01	$(0.51)	$1.92
Pro forma	(0.26)	1.97	(0.61)	1.83
Diluted (loss) earning per share:
As reported	$(0.26)	$1.89	$(0.51)	$1.80
Pro forma	(0.26)	1.86	(0.61)	1.72

(7)   COMPREHENSIVE (LOSS) INCOME

        Comprehensive (loss) income is defined as the change in equity of an enterprise other than the change resulting from investments by or distributions to its owners. Foreign currency translation adjustments for the three and six months ended June 29, 2003 resulted in currency translation gains due to the weakening of the United States dollar to the Euro at those dates.

        For the Company, comprehensive (loss) income includes only net (loss) income and foreign currency translation adjustments, as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
		(Restated)		(Restated)
Net (loss) income	$(2,399)	$18,532	$(4,784)	$17,645
Foreign currency translation adjustments	(75)	(4)	121	(3)

Comprehensive (loss) income	$(2,474)	$18,528	$(4,663)	$17,642

(8)   SEGMENT AND CUSTOMER INFORMATION

        The Company operates in a single industry segment: the design, manufacture and marketing of specialty digital imaging systems and other medical devices primarily for the diagnosis and treatment of breast cancer. The Company manufactures its products in the United States and distributes them in the United States, Europe and elsewhere.

        Revenues and identifiable assets for non-domestic operations for periods ended June 29, 2003 and June 30, 2002 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
		(Restated)		(Restated)
Revenues	$777	$689	$2,089	$945
Identifiable assets	$3,024	$1,162	$3,024	$1,162

(9)   CONTINGENCIES

Legal Proceedings

        A complaint was filed with the Equal Employment Opportunity Commission by a group of former employees alleging age discrimination as a result of two employee layoffs during 2001. In November 2002, the EEOC granted a "No Cause" determination as to the merits of the complaint before them and issued "right to sue" letters to all plaintiffs in December 2002. The Company was a defendant in a lawsuit filed by these same employees in March 2003. The lawsuit was settled in March 2004 and we have accrued estimated costs of $150,000 as of June 29, 2003 and December 31, 2003.

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

(10) PATENT LITIGATION SETTLEMENT

        During the second quarter of 2002, the Company settled a patent infringement lawsuit that it had filed against ThermoElectron and Hologic, Inc. Under the $32.2 million settlement, the Company received $25.0 million in cash during quarter two of 2002. The balance of $7.2 million is scheduled to be received in equal annual installments of $900,000 over the remaining eight-year life of the patents for continued sales of the breast-biopsy imaging system now being sold by Hologic, Inc. The Company recognized an other income item of $25.0 million in the second quarter of 2002, net of certain settlement costs. The remaining $7.2 million, due to various contingencies, will be recognized as cash is received over the remaining payment period. The Company recognized an other income item in the amount of $900,000 during the second quarter of 2003, leaving a balance of $6.3 million to be recognized as cash is received over the remaining seven-year patent life.

Item 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations

Cautionary Language

        As a result of the Company restating its financial statements, as discussed below, we are filing this quarterly report for the three months ended on June 29, 2003 at the same time as we are filing the quarterly reports for March 30, 2003 and September 28, 2003 on Forms 10-Q, the annual report for the year ended December 31, 2002 on Form 10-K, and the annual report for the year ended December 31, 2003 on Form 10-K with the Securities and Exchange Commission (SEC). We recommend that this quarterly report be read in conjunction with the above referenced annual reports to better understand the Company's business, results of operations and financial condition, summary of accounting policies, and the detailed discussion of the restatement of financial statements as reported in this document. All information in this Form 10-Q is as of June 29, 2003 and does not reflect any subsequent information or events other than the restatement, except where the context otherwise specifically requires.

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

        We have incurred a net loss from operations of $15.4 million, net loss from operations of $15.2 million, and net income from operations of $1.1 million for the years ended December 31, 2003, 2002 and 2001, respectively. The net loss from operations in 2003 is primarily due to implementing operational initiatives that resulted in several charges for inventory adjustments as well as strategic initiatives that resulted in increased costs associated with building our European operations, enhancing performance of our products and investments in operations intended to reduce inefficiencies. It is recommended that this Form 10-Q be read in conjunction with the annual report on Form 10-K for the year ended December 31, 2003 for further detailed description of our business, results of operations and financial condition as of December 31, 2003.

Results of Operations

        The following table sets forth the percentage of total revenues represented by certain data included in our statements of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
		(Restated)		(Restated)
Revenues:
Product revenues	75.3%	62.7%	70.3%	64.7%
Service revenues	24.7	37.3	29.7	35.3

Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of sales:
Products	50.4%	86.4%	51.0%	65.1%
Services	27.5	22.7	27.1	25.1
Research and development	11.3	8.1	11.3	9.5
Selling and marketing	21.2	20.9	19.7	16.0
General and administrative	17.5	25.4	17.5	17.6
Loss from operations	(27.8)	(63.5)	(26.6)	(33.3)
Other income, net	7.9	247.8	4.4	114.9
Net (loss) income	(19.9)%	184.3%	(22.2)%	81.6%

Product and Service Revenues

        Revenues increased 19.9% to $12.1 million in the second quarter of 2003 from $10.1 million in the second quarter of 2002. Revenues for the current six-month period were basically flat as compared to the corresponding period in 2002. Product revenues increased during the second quarter of 2003 as a result of selling more Seno Scan systems. Sales of our MammoTest products remained constant while sales of our RE&S products, in particular the Bloom Stimulator, increased during the second quarter of 2003 compared to 2002. Our service revenues decreased 20.5% due to fewer service contracts resulting from our decision not to renew service contracts for our older RE&S Radiology products. We also extended warranties to a limited number of customers who purchased SenoScan products during 2001 and 2002, and as a result, we had fewer long-term service contracts that generate service revenues.

Cost of Sales—Products

        Cost of sales for products decreased 30.0% to $6.0 million in the second quarter of 2003 from $8.7 million in the second quarter of 2002. As a percent of product revenue, cost of sales decreased to 66.9% in the second quarter of 2003 compared to 137.4% in the second quarter of 2002. Cost of sales for products for the current six-month period decreased 21.9% to $11.0 million from $14.1million in the corresponding period in 2002. As a percent of product revenue, cost of sales decreased to 72.6% in the first six months of 2003 compared to 100.6% in the corresponding period of 2002. During the second quarter of 2002 we incurred $5.3 million in inventory write-off and reserve adjustments associated with obsolete inventory parts and components related primarily to our RE&S product lines. There was no similar adjustment in the 2003 period. Excluding the effect of the inventory write-off and reserve adjustments in 2002, cost of sales for products increased in 2003 as a result of a higher mix of SenoScan sales, which have a higher cost of goods compared to our other products due to the maturity of the product line.

Cost of Sales—Service

        Cost of sales for service increased 45.0% to $3.3 million in the second quarter of 2003 from $2.3 million in the second quarter of 2002. As a percent of service revenue, cost of sales increased to 111.1% in the second quarter of 2003 compared to 60.9% in the second quarter of 2002. Cost of sales for services for the current six-month period increased 7.4% to $5.8 million from $5.4 million in the corresponding period in 2002. As a percent of service revenues, cost of sales increased to 91.1% in the first six months of 2003 compared to 71.2% in the corresponding period of 2002. Although we had lower service revenues from fewer service contracts, our service costs increased due to additional operating costs related to additional staffing in our field service and applications departments to meet the demands of ramping up our European operations and increased training requirements due to increased product installations. We also had an increase in parts expense and warranty provision as a result of the product performance and reliability problems we encountered with our SenoScan products during 2003.

Research and Development Expenses

        Research and development expenses increased 67.3% to $1.4 million in the second quarter of 2003 from $0.8 million in the second quarter of 2002. Research and development expenses for the current six-month period increased 18.4% to $2.4 million from $2.1 million for the corresponding period in 2002. Our compensation costs increased 29.5% year to date as we increased our staffing levels in software development and engineering to focus on redesigning older products and enhancing the features and functionality of our newly developed SenoScan product. The increase in these costs were offset by a decrease in materials and supplies requirements resulting from fewer product development initiatives and a decrease in amortization of capitalized software development as we have fully amortized capitalized software costs in 2002.

Selling and Marketing Expenses

        Selling and marketing expenses increased 21.2% to $2.6 million in the second quarter of 2003 from $2.1 million in the second quarter of 2002. Selling and marketing expenses for the current six-month period increased 23.0% to $4.2 million from $3.5 million for the corresponding period in 2002. These expenses increased primarily due to additional compensation costs related to increased revenues as well as an additional staffing. In addition, our selling and marketing expenses increased as we began ramping up our European sales operations related to our strategy in Europe of implementing a direct sales business model for our SenoScan product.

General and Administrative Expenses

        General and administrative expenses decreased 17.4% to $2.1 million in the second quarter of 2003 from $2.6 million in the second quarter of 2002. General and administrative expenses for the current six-month period remained constant at $3.8 million with the corresponding period in 2002. The overall decrease is due to expenses incurred totaling $1.1 million in 2002 related to legal costs and a bonus paid to our former Chairman of the Board in connection with a patent settlement. The decrease from these expenses was offset by increased expenses primarily from additional compensation and travel costs incurred by our European operations to develop administrative infrastructure in support of our new direct sales strategy in Europe, and, to a lesser degree, an increase in staffing levels in the U.S. to support anticipated growth for 2003. During the second quarter of 2003 we incurred expenses associated with our financial restatement totaling approximately $0.4 million for legal and accounting fees associated with the audit committee's internal review of various accounting and other matters, auditing expenses and legal costs related to the restatement of our financial statements. We also experienced an increase in our Directors' and Officers' liability insurance.

Interest Expense/Interest Income

        Interest expense decreased in 2003 due to lower borrowings against our line of credit and interest income increased in 2003 due to higher average cash balances resulting from the $25.0 million cash received from our patent lawsuit settlement during the second quarter of 2002.

Patent Settlement

        During the second quarter of 2002, we settled a patent infringement lawsuit that we had filed against ThermoElectron and Hologic, Inc. Under the $32.2 million settlement, we received $25.0 million in cash during quarter two of 2002. The balance of $7.2 million is scheduled to be received in equal annual installments of $0.9 million over the remaining eight-year life of the patents for continued sales of the breast-biopsy imaging system now being sold by Hologic, Inc. We recognized an other income item of $25.0 million in the second quarter of 2002, net of certain settlement costs. The remaining $7.2 million, due to various contingencies, will be recognized as cash is received over the remaining payment period. We recognized an other income item in the amount of $0.9 million during the second quarter of 2003, leaving a balance of $6.3 million to be recognized as cash is received over the remaining seven-year patent life.

Income Taxes

        We estimated that we would not owe taxes for the year ended December 31, 2003. Accordingly, no income tax benefit or provision was recorded for the first two quarters of 2003. This was determined based upon the anticipated 2003 results of operations and an available net operating loss carry-forward of $12.2 million at December 31, 2002. As of December 31, 2002, we had a 100% valuation allowance against our deferred tax asset of $8.8 million that resulted in a net deferred tax asset of $0.

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

        As of June 29, 2003 we had $4.3 million in cash and $18.1 million in working capital compared to $8.4 million in cash and $23.2 million in working capital at December 31, 2002. The decrease in cash and working capital resulted primarily from cash used to fund our operating losses during the first two quarters of 2003 and offset by cash provided by operations due to the net changes in our current assets and current liabilities.

        We used $3.0 million of cash in our operating activities during the first two quarters of 2003, which is primarily the result of our net operating loss of $4.8 million, offset by non-cash charges for depreciation and amortization of $0.6 million, and net cash provided by operations of $2.0 million based on net changes in current assets and current liabilities. Our receivables decreased by $1.6 million due to improved cash collections and our inventories decreased by $1.9 million due primarily to inventory reserve adjustments and increased sales. Our customer deposits increased $2.1 million reflecting an increase in our backlog balance at the end of the second quarter. Our prepaid expenses and other current assets increased $1.4 million due to insurance premiums, while our payables decreased by $3.0 million due to cash payments on payables that increased as a result of our inventory build up at the end of 2002 in anticipation of sales growth in 2003.

        We used $1.3 million of cash in our financing activities during the first quarter of 2003 for capital expenditures related to continued implementation of a new Enterprise Resource Planning software system and capitalizing SenoScan units used for demonstration and tradeshows.

        We received $0.1 million of cash from financing activities related to proceeds from issuance of common stock through exercising of stock options and sale of shares under our employee stock purchase plan.

        In June 2003, we entered into an $8.0 million credit facility, subject to restrictions based on eligible receivables. The amount available under the credit facility at December 31, 2003 was approximately $8.0 million, which is further limited to $2.4 million until such time as the bank completes its review of our restated financial statements. As amended, this credit agreement expires on December 9, 2004, and is secured by all of our assets. Borrowings under the agreement bear interest at the bank's prime rate, plus 2.75%, with a minimum total interest rate of 7%. As of June 29, 2003 and December 31, 2003, there are no outstanding borrowings under the facility.

Contractual Obligations

        At June 29, 2003, our commitments under contractual obligations were as follows (in thousands):

Payments Due by Period	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Loan on cash surrender value of life insurance	$1,216	$1,216	$—	$—	$—
Operating leases	8,157	909	1,841	1,809	3,598

Total contractual cash obligations	$9,373	$2,125	$1,841	$1,809	$3,598

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Market risk represents the risk of loss that may impact the financial position, results of operations or cash flow due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in United States interest rates and changes in foreign currency rates as measured against the United States dollar. These exposures directly relate to our normal operating and funding activities. Historically and as of June 29, 2003, we have not used derivative instruments or engaged in hedging activities. There have been no significant changes in our market risk from December 31, 2002.

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

        We are exposed to foreign currency risks through our subsidiary operations in Switzerland and Germany. At June 29, 2003 and December 31, 2003 we had cash, receivables and current liabilities totaling $1.1 million and $3.1 million, respectively, that represent a net balance denominated in Euros. We do not employ any risk mitigation or hedging techniques with respect to amounts exposed to fluctuations in foreign currency exchange rates.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings:

        A complaint was filed with the Equal Employment Opportunity Commission by a group of former employees alleging age discrimination as a result of two employee layoffs during 2001. In November 2002, the EEOC granted a "No Cause" determination as to the merits of the complaint before them and issued "right to sue" letters to all plaintiffs in December 2002. The Company was a defendant in a lawsuit filed by these same employees in March 2003. The lawsuit was settled in March 2004 and we have accrued estimated costs of $150,000 as of June 29, 2003 and December 31, 2003.

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

        Item 2. Changes in Securities and Use of Proceeds:    Not applicable.

        Item 3. Defaults Upon Senior Securities:    Not applicable.

        Item 4. Submission of Matters to a Vote of Security Holders:    None

        Item 5. Other Information:    Not applicable.

Item 6. Exhibits and Reports on Form 8-K:

(a)   Exhibits:

        The following is a list of exhibits filed as part of this Report on Form 10-Q.

Exhibit Number	Description of Exhibit
10.1	Accounts Receivable Financing Agreement, dated June 11, 2003, by and between Fischer Imaging Corporation and Silicon Valley Bank. (1)
10.2	Amendment No. 1 to Accounts Receivable Financing Agreement, dated November 18, 2003, by and between Fischer Imaging Corporation and Silicon Valley Bank. (1)
31.1	Certification of Harris Ravine, Chief Executive Officer and President, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of David Kirwan, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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