Form 10-Q
period 2003-09-28
FISCHER IMAGING CORP
filed 2004-04-15
CIK 750901

Use these links to rapidly review the document
FISCHER IMAGING CORPORATION TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended September 28, 2003

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

        Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

        The number of shares of Registrant's Common Stock outstanding as of March 31, 2004 was 9,348,484.

EXPLANATORY NOTE:

        THIS 10-Q IS BEING FILED LATE AND REFLECTS THE RESTATEMENT OF THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS AND THE APPLICATION OF CORRECTED AND NEW ACCOUNTING POLICIES AND PRACTICES. THE COMPANY HAS RESTATED ITS CONSOLIDATED FINANCIAL STATEMENTS FOR EACH OF THE QUARTERS IN THE YEARS ENDING DECEMBER 31, 2001 AND 2000, AND EACH OF THE QUARTERS IN THE NINE MONTHS ENDING SEPTEMBER 29, 2002. THIS RESTATEMENT WAS THE RESULT OF CORRECTING VARIOUS ACCOUNTING INACCURACIES AND MISAPPLICATIONS OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES. ALL INFORMATION IN THIS FORM 10-Q IS AS OF SEPTEMBER 28, 2003, UNLESS THE CONTEXT REQUIRES OTHERWISE.

FISCHER IMAGING CORPORATION
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FISCHER IMAGING CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except share data)

	September 28, 2003 (Unaudited)	December 31, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$2,946	$8,401
Accounts receivable, net of allowance for doubtful accounts of $575 and $528 at September 28, 2003 and December 31, 2002, respectively	8,994	8,685
Inventories, net	15,165	17,953
Prepaid expenses and other	1,783	415

Total current assets	28,888	35,454
Property and equipment:
Manufacturing equipment	7,858	7,745
Office equipment and leasehold improvements	8,883	7,421

Total property and equipment	16,741	15,166
Less: accumulated depreciation and amortization	(12,859)	(11,949)

Property and equipment, net	3,882	3,217
Intangible assets, net	1,088	1,121
Cash value of life insurance policies and other	25	1,287

Total assets	$33,883	$41,079

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long term debt	$257	$—
Accounts payable	3,059	4,720
Accrued salaries and wages	1,246	2,025
Customer deposits	3,929	1,230
Accrued warranties	1,640	1,676
Deferred service revenue	232	443
Other current liabilities	1,970	2,161

Total current liabilities	12,333	12,255

Long-term debt (life insurance loans)	257	1,181
Non-current deferred royalty revenue	383	150

Total liabilities	12,973	13,586
Commitments and Contingencies
Stockholders' Equity:
Preferred Stock, 5,000,000 shares authorized:
Series C Junior participating preferred stock, $.01 par value, 500,000 shares authorized, no shares issued and outstanding	—	—
Series D Convertible preferred stock, $.01 par value, 506,667 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 25,000,000 shares authorized; 9,346,984 and 9,306,576 shares issued and outstanding at September 28, 2003 and December 31, 2002, respectively	93	93
Paid-in capital	49,307	49,131
Accumulated deficit	(28,128)	(21,299)
Accumulated other comprehensive loss	(362)	(432)

Total stockholders' equity	20,910	27,493

Total liabilities and stockholders' equity	$33,883	$41,079

The accompanying notes are an integral part of these consolidated financial statements.

FISCHER IMAGING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
		(Restated)		(Restated)
Revenues:
Products	$8,469	$9,825	$23,614	$23,816
Services	3,180	3,121	9,584	10,751

Total revenues	11,649	12,946	33,198	34,568
Cost of sales:
Products	4,420	7,770	15,417	21,846
Services	4,245	2,726	10,080	8,158

Total cost of sales	8,665	10,496	25,497	30,004

Gross profit	2,984	2,450	7,701	4,564
Operating expenses:
Research and development	947	1,293	3,378	3,346
Selling and marketing	2,046	1,576	6,291	5,028
General and administrative	2,090	1,776	5,858	5,583

Total operating expenses	5,083	4,645	15,527	13,957

Loss from operations	(2,098)	(2,195)	(7,826)	(9,393)
Other income and (expense):
Interest expense	(5)	(11)	(18)	(79)
Interest income	3	62	33	80
Patent settlement income	—	—	900	24,950
Other (expense) income, net	56	(1)	81	(58)

Net (loss) income	$(2,045)	$(2,145)	$(6,829)	$15,500

Net (loss) income per share:
Basic	$(0.22)	$(0.23)	$(0.73)	$1.68

Diluted	$(0.22)	$(0.23)	$(0.73)	$1.59

Weighted average shares used to calculate
net (loss) income per share:
Basic	9,333	9,242	9,321	9,206

Diluted	9,333	9,242	9,321	9,733

The accompanying notes are an integral part of these consolidated financial statements.

FISCHER IMAGING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended
	September 28, 2003	September 29, 2002
		(Restated)
Cash flows from operating activities:
Net (loss) income	$(6,829)	$15,500
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	910	530
Amortization of intangible assets	(13)	471
Foreign exchange gains	—	—
Change in current assets and liabilities
Trade accounts receivable	(309)	(686)
Inventories	2,788	3,545
Prepaid expenses and other current assets	(1,368)	(451)
Accounts payable and accrued liabilities	(2,667)	(1,010)
Customer deposits	2,699	(1,305)
Deferred service revenue	(210)	(46)
Other	359	—

Net cash (used in) provided by operating activities	(4,640)	16,548

Cash flows from investing activities:
Purchases of property and equipment	(1,575)	(1,573)
Other	—	(69)

Net cash used in investing activities	(1,575)	(1,642)

Cash flows from financing activities:
Proceeds from sale of common stock, net	176	258
Net repayments for long term debt	—	(9)
Proceeds from sale/leaseback	514	—

Net cash provided by financing activities	690	249

Effect of exchange rate changes on cash	70	45

Net (decrease) in cash and cash equivalents	(5,455)	15,200
Cash and cash equivalents, beginning of period	8,401	1,233

Cash and cash equivalents, end of period	$2,946	$16,433

The accompanying notes are an integral part of these consolidated financial statements.

FISCHER IMAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2003

(UNAUDITED)

(1) GENERAL

        In management's opinion, the accompanying unaudited consolidated balance sheet and statements of operations and cash flows contain all adjustments necessary to present fairly in all material respects the financial position of the Fischer Imaging Corporation (the "Company") at September 28, 2003, its results of operations and its cash flows for the three and nine months ended September 28, 2003 and September 29, 2002 (restated). Results of operations and cash flows for the interim periods may not be indicative of the results of operations and cash flows for the full fiscal year. The Company closes its first three fiscal quarters as of the Sunday closest to the end of March, June, and September.

        These unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, as a result, do not include all the information and note disclosures required in annual financial statements. As a result of the Company restating its financial statements, as discussed below, the Company is filing this quarterly report for the three and nine months ended on September 28, 2003 at the same time as it is filing the quarterly reports for March 30, 2003 and June 29, 2003, the annual report for the year ended December 31, 2002 on Form 10-K, and the annual report for the year ended December 31, 2003 on Form 10-K with the Securities and Exchange Commission (SEC). It is recommended that this quarterly report be read in conjunction with the above referenced annual and quarterly reports to better understand the Company's business, results of operations and financial condition, summary of accounting policies, and the detailed discussion of the restatement of financial statements as reported in this document.

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

        Set forth below is a summary presentation of the effect of the restatement on selected items in our statement of operations for the three and nine months ended September 29, 2002. The Company does not intend to file amendments to the Forms 10-Q for each of the first three quarters in 2002 (in thousands, except per share amounts).

	Three Months Ended September 29, 2002
	As Previously Reported(1)	Adjustments	As Restated
Revenues	$11,004	$1,942	$12,946
Gross (loss) profit	4,721	(2,271)	2,450
Net loss	(1,898)	(247)	(2,145)
Net loss per share:
Basic	$(0.21)	$(0.02)	$(0.23)
Diluted	(0.21)	(0.02)	(0.23)

(1)
As reported in the Company's Form 10-Q for the period ended September 29, 2002.

	Nine Months Ended September 29, 2002
	As Previously Reported(1)	Adjustments	As Restated
Revenues	$30,907	$3,661	$34,568
Gross profit	3,361	1,203	4,564
Net income	8,993	6,507	15,500
Earnings per share:
Basic	$0.97	$0.71	$1.68
Diluted	0.90	0.69	1.59

(1)
As reported in the Company's Form 10-Q for the period ended September 29, 2002.

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

        Inventories consisted of the following components (in thousands):

	September 28, 2003	December 31, 2002
Raw materials	$11,098	$7,065
Work in process and finished goods	6,415	14,525
Reserve for excess and obsolete inventories	(2,347)	(3,637)

Inventories, net	$15,166	$17,953

(4) LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

        At September 28, 2003 and December 31, 2002, long-term debt consisted of the following (in thousands):

	September 28, 2003	December 31, 2002
Capitalized lease obligations	$514	$—
Loans on cash surrender value of life insurance	—	1,181

	$514	$1,181
Less—current maturities	(257)	—

Long-term debt	$(257)	$1,181

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

        Long-term debt as of September 28, 2003 consists of a 2 year capital lease obligation primarily for computer equipment and software.

        In June 2003, the Company entered into an $8.0 million credit facility, subject to restrictions based on eligible receivables. The amount available under the credit facility is limited to $2.4 million until such time as the bank completes its review of the Company's restated financial statements. As amended, this credit agreement expires on December 9, 2004, and is secured by all the assets of the Company. Borrowings under the agreement bear interest at the bank's prime rate, plus 2.75%, with a minimum total interest rate of 7%. As of September 28, 2003 and December 31, 2003, there are no outstanding borrowings under the facility.

(5) NET INCOME PER SHARE

        Basic earnings or loss per share is computed by dividing the net income or loss by the weighted average number of shares of common stock outstanding at the reporting date. Diluted earnings or loss per share is determined by dividing the net income or loss by the sum of the weighted average number of common shares outstanding, and if not anti-dilutive, the effect of outstanding stock options determined utilizing the treasury stock method.

        A reconciliation between the number of securities used to calculate basic and diluted net income per share is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
		(Restated)		(Restated)
Weighted average of common shares
outstanding:
Basic	9,333	9,242	9,321	9,206
Dilutive effect of stock options	—	—	—	527

Diluted	9,333	9,242	9,321	9,733

        As of September 28, 2003 and September 29, 2002, there were, respectively, 1,528,500 and 1,496,560 (restated) outstanding options to purchase shares of common stock under the Company's current stock option plans.

        The anti-dilutive options for the three months ended September 28, 2003 and September 29, 2002 were 1,465,510 and 1,275,114 (restated), respectively. The anti-dilutive options for the nine months ended September 28, 2003 and September 29, 2002 were 1,394,526 and 969,984 (restated), respectively. The anti-dilutive options were excluded from the computation of diluted earnings per share for the quarters and nine months ended September 28, 2003 and September 29, 2002 because the exercise price exceeded the average market price of the stock.

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

        For purposes of this pro forma disclosure, the estimated fair value of the options is assumed to be amortized to expense over the options' vesting periods (in thousands, except for share amounts).

	Three Months Ended		Nine Months Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
		(Restated)		(Restated)
Net (loss) income, as reported	$(2,045)	$(2,145)	$(6,829)	$15,500
Fair value-based compensation cost,
net of tax	(277)	(379)	(1,151)	(1,207)

Pro forma net (loss) income	$(2,322)	$(2,524)	$(7,980)	$14,293

Basic earnings per share:
As reported	$(0.22)	$(0.23)	$(0.73)	$1.68
Pro forma	(0.25)	(0.27)	(0.86)	1.55
Diluted earnings per share:
As reported	$(0.22)	$(0.23)	$(0.73)	$1.59
Pro forma	(0.25)	(0.27)	(0.86)	1.47

(7) COMPREHENSIVE (LOSS) INCOME

        Comprehensive income is defined as the change in equity of an enterprise other than the change resulting from investments by, or distributions to, its owners. Foreign currency translation adjustments for the three and nine months ended September 28, 2003 resulted in a currency translation gain due to the weakening of the United States dollar to the Euro at that date.

        For the Company, comprehensive (loss) income includes only net (loss) income and foreign currency translation adjustments, as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
		(Restated)		(Restated)
Net (loss) Income	$(2,045)	$(2,145)	(6,829)	$15,500
Foreign currency translation adjustments	(51)	(3)	70	—

Comprehensive (loss) income	$(2,096)	$(2,148)	$(6,759)	$15,550

(8) SEGMENT AND CUSTOMER INFORMATION

        The Company operates in a single industry segment: the design, manufacture and marketing of specialty digital imaging systems and other medical devices primarily for the diagnosis and treatment of breast cancer. The Company manufactures its products in the United States and distributes them in the United States, Europe and elsewhere.

        Revenues and identifiable assets for non-domestic operations for periods ended September 28, 2003 and September 29, 2002 (restated) were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
		(Restated)		(Restated)
Revenues	$2,678	$220	$4,766	$1,165
Identifiable assets	$4,486	$1,218	$4,486	$1,218

(9) CONTINGENCIES

Legal Proceedings

        A complaint was filed with the Equal Employment Opportunity Commission by a group of former employees alleging age discrimination as a result of two employee layoffs during 2001. In November 2002, the EEOC granted a "No Cause" determination as to the merits of the complaint before them and issued "right to sue" letters to all plaintiffs in December 2002. The Company was a defendant in a lawsuit filed by these same employees in March 2003. The lawsuit was settled in March 2004 and we have accrued estimated costs of $150,000 as of September 28, 2003 and December 31, 2003.

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

(10) PATENT LITIGATION SETTLEMENT

        During the second quarter of 2002, the Company settled a patent infringement lawsuit that it had filed against ThermoElectron and Hologic, Inc. Under the $32.2 million settlement, the Company received $25.0 million in cash during the second quarter of 2002. The balance of $7.2 million is scheduled to be received in equal annual installments of $900,000 over the remaining eight-year life of the patents for continued sales of the breast-biopsy imaging system now being sold by Hologic, Inc. The Company recognized an other income item of $25.0 million in the second quarter of 2002, net of certain settlement costs. The remaining $7.2 million, due to various contingencies, will be recognized as cash is received over the remaining payment period. The Company recognized an other income item in the amount of $900,000 during the second quarter of 2003, leaving a balance of $6.3 million to be recognized as cash is received over the remaining seven-year patent life.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Language

        As a result of the Company restating its financial statements, as discussed below, we are filing this quarterly report for the three months ended on September 28, 2003 at the same time as we are filing the quarterly reports for March 30, 2003 and June 29, 2003 on Forms 10Q, the annual report for the year ended December 31, 2002 on Form 10-K, and the annual report for the year ended December 31, 2003 on Form 10-K with the Securities and Exchange Commission (SEC). We recommend that this quarterly report be read in conjunction with the above referenced annual reports to better understand the Company's business, results of operations and financial condition, summary of accounting policies, and the detailed discussion of the restatement of financial statements as reported in this document. All information in this Form 10-Q is as of September 28, 2003 and does not reflect any subsequent information or events other than the restatement, except where the context otherwise specifically requires.

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

        We have incurred a net loss from operations of $15.4 million, net loss from operations of $15.2 million, and net income from operations of $1.1 million for the years ended December 31, 2003, 2002 and 2001, respectively. The net loss from operations in 2003 is primarily due to implementing operational initiatives that resulted in several charges for inventory adjustments as well as strategic initiatives that resulted in increased costs associated with building our European operations, enhancing performance of our products and investments in operations intended to reduce inefficiencies. It is recommended that this Form 10-Q be read in conjunction with the annual report on Form 10-K for the year ended December 31, 2003 for further detailed description of our business, results of operations and financial condition.

Results of Operations

        The following table sets forth the percentage of revenues represented by certain data included in our statements of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
		(Restated)		(Restated)
Revenues:
Product revenues	72.7%	75.9%	71.1%	68.9%
Service revenues	27.3	24.1	28.9	31.1

Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of sales:
Products	37.9%	60.0%	46.4%	63.2%
Services	36.4	21.1	30.4	23.6
Research and development	8.1	10.0	10.2	9.7
Selling and marketing	17.6	12.2	18.9	14.5
General and administrative	17.9	13.7	17.6	16.2
Loss from operations	(18.0)	(17.0)	(23.6)	(27.2)
Other income	0.5	0.4	3.0	72.0
Net (loss) income	(17.6)%	(16.6)%	(20.6)%	44.8%

Product and Service Revenues

        Revenues decreased 10.0% to $11.7 million in the third quarter of 2003 from $12.9 million in the third quarter of 2002. Revenues for the current nine-month period decreased 4.1% to $33.2 million from $34.6 million in the corresponding period in 2002. The decrease in revenues is primarily due to a 9.9% decrease in product revenues during third quarter of 2003 as a result of selling fewer SenoScan systems as a result of the performance and reliability problems we encountered during 2003. Sales of our MammoTest products remained constant but had a lower average selling price while sales of our RE&S products decreased during 2003 compared to 2002. Our service revenues increased 1.9% during the third quarter and decreased 10.9% year to date due to fewer service contracts resulting from our decision not to renew service contracts for our older RE&S Radiology products. We also extended our warranties to a limited number of customers who purchased SenoScan products during 2001 and 2002, and as a result, we had fewer than anticipated long-term service contracts that generate service revenues.

Cost of Sales—Products

        Cost of sales for products decreased 43.1% to $4.4 million in the third quarter of 2003 from $7.8 million in the third quarter of 2002. As a percent of product revenue, cost of sales decreased to 52.2% in the third quarter of 2003 compared to 79.1% in the third quarter of 2002. Cost of sales for products for the current nine-month period decreased 29.4% to $15.4 million from $21.8 million in the corresponding period in 2002. As a percent of product revenue, cost of sales decreased to 65.3% in the nine months of 2003 compared to 91.7% in the corresponding period of 2002. During the second quarter of 2002 we incurred $5.3 million in inventory write-off and reserve adjustments associated with obsolete inventory parts and components related to our RE&S product lines. There was no similar adjustment in the 2003 period.

Cost of Sales—Service

        Cost of sales for service increased 55.7% to $4.2 million in the third quarter of 2003 from $2.7 million in the third quarter of 2002. As a percent of service revenue, cost of sales increased to 133.5% in the third quarter of 2003 compared to 87.3% in the third quarter of 2002. Cost of sales for services for the current nine-month period increased 23.6% to $10.0 million from $8.2 million in the corresponding period in 2002. As a percent of service revenues, cost of sales increased to 105.2% in the nine months of 2003 compared to 75.9% in the corresponding period of 2002. Although we had lower service revenues from fewer service contracts, our service costs increased due to additional operating costs related to additional staffing in our field service and applications departments to meet the demands of ramping up our European operations and increased training requirements due to increased product installations. We also had an increase in parts expense and warranty provision as a result of the product performance and reliability problems we encountered with our SenoScan products during 2003.

Research and Development Expenses

        Research and development expenses decreased 26.8% to $0.9 million in the third quarter of 2003 from $1.3 million in the third quarter of 2002. Research and development expenses for the current nine-month period remained relatively constant at $3.4 million with the corresponding period in 2002. Our compensation costs increased 23.0% year to date compared to the same period in 2002 as we increased our staffing levels in software development and engineering to focus on redesigning older products and enhancing the features and functionality of our newly developed SenoScan product. The increase in these costs were offset by a decrease in materials and supplies requirements resulting from fewer product development initiatives and a decrease in amortization of capitalized software development as we have fully amortized capitalized software costs in 2002. Our consulting and outside labor expenses decreased significantly in the third quarter of 2003 compared to the third quarter of 2002 as a result of utilizing less outside consulting services due to the increase in our staffing levels. In addition, our expenses were partially offset by grant income of $0.1 million from a four year $1.2 million NIH grant that we began receiving in the third quarter of 2003 and will continue receiving for three more years.

Selling and Marketing Expenses

        Selling and marketing expenses increased 29.8% to $2.0 million in the third quarter of 2003 from $1.6 million in the third quarter of 2002. Selling and marketing expenses for the current nine-month period increased 25.1% to $6.3 million from $5.0 million for the corresponding period in 2002. These expenses increased primarily due to additional compensation costs related primarily to increased backlog at the end of the third quarter of 2003 which resulted in paying partial commissions on sale orders for which there was no commensurate revenue recognized during the same quarter. In addition, our selling and marketing expenses increased as we began ramping up our European sales operations related to our strategy in Europe of implementing a direct sales business model for our SenoScan product.

General and Administrative Expenses

        General and administrative expenses increased 17.7% to $2.1 million in the third quarter of 2003 from $1.8 million in the third quarter of 2002. General and administrative expenses for the current nine-month period increased 4.9% to $5.9 million from $5.6 million for the corresponding period in

2002. During the third quarter of 2003 we incurred expenses associated with our financial restatement totaling approximately $0.6 million for legal and accounting fees associated with the audit committee's internal review of various accounting and other matters, auditing expenses and legal costs related to the restatement of our financial statements. We also experienced an increase in our Directors and Officers liability insurance and continued having increased expenses primarily from additional compensation and travel costs incurred by our European operations to develop administrative infrastructure in support of our new direct sales strategy in Europe, and, to a lesser degree, an increase in staffing levels in the U.S. to support anticipated growth for 2003. The increase in year to date expenses for 2003 compared to 2002 is offset by a reduction of expenses totaling $1.1 million incurred 2002 related to legal costs and a bonus paid to a former Chairman of the Board in connection with a patent settlement.    There were no similar expenses in the current year.

Interest Expense / Interest Income

        Interest expense decreased in 2003 due to lower borrowings against our line of credit and interest income decreased in 2003 due to lower average cash balances resulting from utilizing the $25.0 million cash received from our patent lawsuit settlement during the second quarter of 2002 to support operating losses.

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

Income Taxes

        We estimated that we would not owe taxes for the year ended December 31, 2003. Accordingly, no income tax benefit or provision was recorded for the first three quarters of 2003. This was determined based upon the anticipated 2003 results of operations and an available net operating loss carry-forward of $12.2 million at December 31, 2002. As of December 31, 2002, we had a 100% valuation allowance against our deferred tax asset of $8.8 million that resulted in a net deferred tax asset of $0.

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

        As of September 28, 2003 we had $2.9 million in cash and $16.6 million in working capital compared to $8.4 million in cash and $23.2 million in working capital at December 31, 2002. The decrease in cash and working capital resulted primarily from cash used to fund our operating losses during the first three quarters of 2003 and offset by cash provided by operations due to the net changes in our current assets and current liabilities.

        We used $4.6 million of cash in our operating activities during the first three quarters of 2003, which is primarily the result of our net operating loss of $6.8 million, offset by non-cash charges for depreciation and amortization of $0.9 million, and net cash provided to operations of $1.1 million based on net changes in current assets and current liabilities. Our receivables increased by $0.3 million due to increased sales and our inventories decreased by $2.8 million due primarily to sales of SenoScan units built in 2002. Our customer deposits increased $2.7 million reflecting an increase in our backlog balance at the end of the third quarter. Our prepaid expenses and other current assets increased $1.4 million due to insurance premiums, while our payables decreased by $2.7 million due to cash payments on payables that increased as a result of our inventory build up at the end of 2002 in anticipation of sales growth in 2003.

        We used $1.6 million of cash in our financing activities during the first three quarter of 2003 for capital expenditures related to continued implementation of a new Enterprise Resource Planning (ERP) software system and capitalizing SenoScan units used for demonstration and tradeshows in Europe.

        We received $0.2 million of cash from financing activities related to proceeds from issuance of common stock through exercising of stock options and sale of shares under our employee stock purchase plan. We also received proceeds of $0.5 million from entering into a sale/leaseback transaction with our ERP system.

        In June 2003, we entered into an $8.0 million credit facility, subject to restrictions based on eligible receivables. The amount available under the credit facility at December 31, 2003 was approximately $8.0 million, which is further limited to $2.4 million until such time as the bank completes its review of our restated financial statements. As amended, this credit agreement expires on December 9, 2004, and is secured by all of our assets. Borrowings under the agreement bear interest at the bank's prime rate, plus 2.75%, with a minimum total interest rate of 7%. As of September 28, 2003 and December 31, 2003, there are no outstanding borrowings under the facility.

Contractual Obligations

        At September 28, 2003 the Company's commitments under contractual obligations were as follows (in thousands):

Payments Due by Period	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$7,927	$905	$1,848	$1,789	$3,385

Total contractual cash obligations	$7,927	$905	$1,848	$1,789	$3,385

Item 3. Quantitative and Qualitative Disclosures About Market Risk:

        Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in United States interest rates and changes in foreign currency exchange rates as measured against the United States dollar. These exposures are directly related to our normal operating and funding activities. Historically and as of September 28, 2003, we have not used derivative instruments or engaged in hedging activities. There have been no significant changes in our market risk from December 31, 2002.

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

        We are exposed to foreign currency risks through our subsidiary operations in Switzerland and Germany. At September 28, 2003 and December 31, 2003 we had cash, receivables and current liabilities totaling $2.3 million and $3.1 million, respectively, that represent a net balance denominated in Euros. We do not employ any risk mitigation or hedging techniques with respect to amounts exposed to fluctuations in foreign currency exchange rates.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings:

        A complaint was filed with the Equal Employment Opportunity Commission by a group of former employees alleging age discrimination as a result of two employee layoffs during 2001. In November 2002, the EEOC granted a "No Cause" determination as to the merits of the complaint before them and issued "right to sue" letters to all plaintiffs in December 2002. The Company was a defendant in a lawsuit filed by these same employees in March 2003. The lawsuit was settled in March 2004 and we have accrued estimated costs of $150,000 as of September 28, 2003 and December 31, 2003.

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

FISCHER IMAGING CORPORATION
Date: April 14, 2004	/s/ HARRIS RAVINE Harris Ravine Chief Executive Officer and President
Date: April 14, 2004	/s/ DAVID KIRWAN David Kirwan Chief Financial Officer