Form 10-K
period 2003-12-31
FISCHER IMAGING CORP
filed 2004-04-15
CIK 750901

Use these links to rapidly review the document
TABLE OF CONTENTS
FISCHER IMAGING CORPORATION CONSOLIDATED FINANCIAL STATEMENTS INDEX

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

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

Common Stock, Par Value $0.01 Per Share

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☐

        The aggregate market value of the Common stock held by non-affiliates of the registrant as of June 29, 2003 was approximately $41.3 million.

        The number of shares of registrant's Common stock outstanding as of March 29, 2004 was 9,348,484.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed within 120 days after the end of the Registrant's fiscal year ended December 31, 2003 are incorporated by reference into Part III of this report on Form 10-K to the extent stated therein.

        Certain exhibits filed with the Registrant's Registration Statement on Form S-1 (File No. 333-95439), Annual Report on Form 10-K for fiscal year ended December 31, 2000, Annual Report on Form 10-K for fiscal year ended December 31, 2001, Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and Registration Statements on Forms S-8 (Nos. 333-38696, 333-60430 and 333-76804) are incorporated by reference into Part IV of this report on Form 10-K.

PART I

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

        These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. Some of these risks are described herein under "Risk Factors." These risk factors should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. We do not undertake any obligation to review or confirm analysts' expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. Further, the information contained in this document is a statement of our intention as of the date of this filing and is based upon, among other things, the existing regulatory environment, industry conditions, market conditions and prices, the economy in general and our assumptions as of such date. We may change our intentions, at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.

        The reader is cautioned that we are filing our quarterly reports for the quarters ended on March 30, 2003, June 29, 2003, and September 28, 2003 and annual report for the year ended December 31, 2002 on Form 10-K with the Securities and Exchange Commission, or SEC, as of the date of the filing of this Form 10-K. It is recommended that the above referenced quarterly reports and annual report be read together with this document to better understand our business, results of operations and financial condition as reported in this document.

        Fischer®, Fischer Imaging®, MammoTest®, SenoScan®, MammoPlus®, MammoVision®, MammoSound®, TRAUMEX®, VersaRad®, SenoScan TrueView™, MammoTest Plus "S"™, MammoTest All-Angles™, MammoVision Plus™, Target on Scout™, EPACE™, and EP/Stim™, EP/X™, EP/X2™ and SPX™ are trademarks of ours. This Annual Report on Form 10-K may also include trademarks and trade names owned by other parties, and all other trademarks and trade names mentioned in this Annual Report on Form 10-K are the property of their respective owners.

        Unless the context otherwise requires, references in this report to "Fischer Imaging," "Fischer," "we," "us," "our" and the "Company" refer to Fischer Imaging Corporation and its consolidated subsidiaries.

ITEM 1. BUSINESS

Business Overview

        We design, manufacture and sell innovative mammography and digital imaging products used to diagnose breast cancer and other diseases. Our primary focus is on using our digital imaging technology in screening and diagnostic mammograms and minimally invasive breast biopsy to aid in the early identification of breast cancer. We offer high-resolution digital mammography products, enabling radiologists, surgeons and other healthcare treatment professionals to diagnose or rule out disease early and treat patients with less-invasive procedures. We have also refocused our efforts to market and sell products that meet selected needs of the broader radiology and electrophysiology markets.

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

Significant Events in 2003

        During 2003 there were a number of key events that affected our business operations, financial performance, and business prospects that required significant financial resources and time from our senior management.

        Internal Review.    During the first quarter of 2003, we conducted an internal review of our historical accounting policies, practices and controls in preparation for our 2002 year-end closing and financial statement preparation. As a result of our internal review, we announced in April 2003 that we had identified certain suspected accounting inaccuracies and errors that significantly affected our financial results including previously reported financial information for for 2002, 2001 and prior years. We conducted a full internal investigation under the direction of our Board of Directors and with the advice and assistance of our outside counsel and independent auditors to determine the scope and magnitude of these errors and to complete the restatement of our financial statements. As a result, we did not file our 2002 annual report on Form 10-K or our 2003 quarterly reports on a timely basis. We are filing these reports concurrently with our filing of this 2003 annual report on Form 10-K.

        Restatements of Financials.    In July 2002, we engaged Ernst and Young LLP as our new independent accounting firm to audit our 2002 historical consolidated annual financial statements and to review our historical consolidated unaudited interim financial statements. Based on the results of our internal review, we also engaged Ernst & Young to re-audit our consolidated financial statements for fiscal years ended December 31, 2001 and 2000 after we discovered several accounting issues that required restatement of the consolidated financial statements for those years. As a result of this audit and our internal review, we have made various restatement adjustments to our historical financial statements as disclosed in our 2002 annual report on Form 10-K.

        SEC Proceedings.    In April 2003 we voluntarily disclosed to the Securities and Exchange Commission (SEC) that we would restate our financial results for the periods beginning January 1, 2000 and ending September 30, 2002. We made this disclosure following the formation of an independent board committee, assisted by the law firm of Hogan & Hartson, to review the facts and circumstances underlying our decision to restate our financial results. In June 2003, we received notice of a formal order of investigation and subpoena from the SEC. This investigation is ongoing.

        Legal Proceedings.    Following our announcement regarding our voluntary disclosure to the SEC, we, together with certain former officers and former board members, became parties to various shareholder class-action lawsuits, to determine whether we have violated any federal securities laws. For a further description of the nature and status of these legal proceedings see "Item 3—Legal Proceedings."

        Product Performance and Reliability—Following the initial commercial launch of our newly developed SenoScan product line in late 2001, we identified product reliability and performance issues for that product. These issues continued into 2003. We also received a formal notice from the FDA regarding deficiencies in the way our quality system was meeting regulatory requirements. We implemented remedial steps to address the reliability, performance and compliance problems and to meet the needs of our customers, including hiring additional service personnel to replace defective parts and components in our systems, extending our limited warranty and focusing our research and development efforts on resolving these issues. We invested significant time and resources during 2003 in manufacturing and acquiring parts to re-work our existing SenoScan finished goods inventory, incorporating new product enhancements. Similarly we've invested to improve the quality of our products and reduce manufacturing inefficiencies. We also significantly increased the size of our service organization to better serve our customers and to ensure our existing installed SenoScan products were upgraded to incorporate our new product enhancements and exchange defective parts and components.

        Board of Director Changes—We also made significant changes to the composition of our board of directors, in which four of our directors resigned during 2003, including our Chief Technology Officer and founder and former president and Chief Executive Officer. We added four new board members including a new Chair of the Board, a new Chair of the Audit Committee and a new Chair of our Compensation Committee.

        European Operations—In 2002 we made the strategic decision to begin selling our SenoScan systems directly to customers and to provide full service support for all of our products in Europe. We also decided to continue our strategic partnership with Ethicon Endo-Surgery (EES) Europe, a subsidiary of Johnson & Johnson, Inc. for selling our MammoTest system. In 2003 we moved our European operations to Switzerland and began developing an operational infrastructure that includes service, marketing, direct sales and administrative functions to support the development of a direct sales channel for our SenoScan products. As a result of this decision, we invested significant resources in 2003 to establish our European operations and begin developing the market for our products.

        As a result of these events and other strategic decisions discussed below, during 2003 and early 2004 we implemented several key initiatives to improve our business operations, enhance product performance and reliability and improve financial reporting capabilities.

        Management Changes—During 2003 we made significant changes to our senior management team including hiring a new Chief Executive Officer in May. The changes to our new management team involved hiring a Senior Vice President of Research and Development, Vice President of Operations, Vice President of Service, Vice President of Quality and Regulatory Affairs, and created the new position of Senior Vice President of Global Strategy for our RE&S division. In early 2004 we hired a new Senior Vice President/Chief Financial Officer and Vice President/Controller and promoted an employee to the Vice President of Marketing position. We also made several changes in our middle management team to assist senior management in implementing its new strategic and operational plans.

        Quality Assurance Program—We received a warning letter from the Federal Drug Administration (FDA) in late 2002 regarding certain compliance issues. In response to this letter and to enhance our product performance and reliability, our new management team has focused on implementing a more rigorous quality assurance program to analyze our regulatory compliance process, assessing the need to re-design certain older products, and evaluating technologies on which our current products are built. We undertook an assessment of our product supply chain and evaluated the performance of key vendors for our system components and parts, and, as a result, began establishing alternative sources for our critical components. We have initiated a number of changes during 2003 to our product supply chain that we believe will result in more consistently higher quality and reliable parts and components for our products. These changes are also intended to significantly improve product performance and reliability, reduce our reliance on sole suppliers of key components, and improve our gross margins on all product lines over time while assuring compliance with regulatory requirements.

        Enhanced Financial Disclosure Controls—The investigation and review process resulted in our undertaking to begin modifying our internal controls, accounting policies and procedures, disclosure controls and procedures and corporate governance policies and procedures in order to, among other things, improve the quality, consistency and timeliness of our financial information and reporting. We've invested significant financial resources in upgrading our financial reporting process and capabilities including hiring additional personnel, utilizing outside consultants and implementing a new Enterprise Resource Planning software system. We are planning to continue investing significant resources on this initiative as we prepare for reporting on internal controls as required by Section 404 of the Sarbanes-Oxley Act.

        We believe these key initiatives are critical to building a strong foundation which to execute upon our business strategy.

Our Business Strategy

        Our business strategy is to maintain our leadership position in designing, manufacturing and selling innovative mammography and digital imaging products used to diagnose breast cancer and other diseases. Elements of our business strategy include:

  •
  Improve our Financial Performance and Operating Efficiency—During 2003 we began implementing a number of key initiatives to improve our operating efficiencies including reducing costs through manufacturing improvements and process improvements, improving our supply chain management and reducing our reliance on key vendors. Our strategy is to continue to evaluate our quality programs, improve and streamline our business processes, redesign our products and develop software improvements, and enhance our supply chain management in an effort improve product quality, performance and reliability of our products. Over time we believe these changes will have a positive and sustainable effect on gross margins for our service and products and reduce our operating expenses resulting in improved financial performance.

  •
  Continue to Advance our Technology—We will continue investing research and development resources towards developing leading digital imaging products. We plan to leverage our existing products by developing enhancements that incorporate new technologies, developing system and application software improvements that allow easier integration of feature enhancements, and integrating customer workflow improvements such as Picture, Archive and Communications Systems (PACS) to store x-ray images electronically. We believe that by focusing our research and development efforts on technologies that help improve productivity and efficiency of the end users of digital mammography will enhance the marketability of our products.

  •
  Re-Introduce our RE&S Product Line—We plan to continue our focus on more aggressively marketing and selling our Electrophysiology and VersaRad products through our recently established RE&S division. We have created a dedicated sales, marketing research and development efforts. In January 2004 we entered into an agreement with terms under Kodak in which we will sell our VersaRad products to them to integrate with their detector and workstations. We will continue selling our Bloom Stimulator product through GE and we will seek other strategic partners for these and other RE&S products.

  •
  Explore Corporate Relationships to Augment our Direct Sales Force—We intend to seek additional corporate relationships to broaden our products' reach and increase our revenues. We also intend to acquire complementary products to that will be integrated with our existing products and offerings to sell through our existing sales channel and to our customer base.

  •
  International Operations—We believe that international markets represent a growing market for our digital mammography systems. Our strategy is to continue investing resources to develop our European operations as well as to expand into additional international markets, including Mexico and Latin America, and to provide service and support for all of our products in all of those markets. We also intend to continue seeking regulatory approvals for our digital imaging products in additional international markets.

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

SenoScan TrueView Digital Mammography System

        We are a leader in the development of full field-of-view digital mammography systems. Our SenoScan TrueView Digital Mammography System was developed for screening and diagnostic mammography. SenoScan received FDA marketing clearance in September 2001 and European Community marking in November 2001. We installed our first SenoScan at a customer in the fall of 2001. Sales of our SenoScan product constituted 24% and 12% of total revenue for 2003 and 2002, respectively. The FDA has cleared SenoScan under a premarket approval (PMA) application. In addition to being approved by the FDA as equivalent to screening and diagnostic film mammography, a specific claim of up to a 40% to 60% reduction in patient x-ray dosage was approved. Key product features of the SenoScan include:

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

MammoTest/MammoVision Systems

        We have produced our MammoTest stereotactic breast biopsy system since 1988, and sales of this product constituted 35%, 47% and 61% of total revenues for 2003, 2002 and 2001, respectively. MammoTest enables core needle biopsy of the breast for the minimally-invasive removal of suspicious tissue. The MammoTest system consists of an elevating prone-position table, a mammographic x-ray imaging system and a stereotactic needle guidance system used during the target localization process, biopsy procedures and placement of a breast applicator set during interstitial therapy procedures. Stereotactic refers to the technique of locating a lesion in a three-dimensional field using x-ray imaging, and directing the tip of a core needle to the site of the lesion for tissue removal. With the MammoTest system, the patient lies prone on the table with the breast hanging pendulant through an opening in the table. The digital x-ray imaging camera is located beneath the table where the breast is compressed and two digital x-ray images are acquired at separate angles. MammoTest is a mature product and competes with one other prone table biopsy systems. In 1992, we introduced MammoVision, the first charge-coupled device imaging system cleared by the FDA that produces breast tissue images on a nearly real-time basis. With the aid of proprietary software, the coordinates of a breast lesion are automatically calculated. These coordinates are then transmitted to the Autoguide, a motor-driven needle holder assembly that precisely positions the biopsy needle at the lesion.

        We have introduced additional enhanced versions of MammoTest. In 1995 we introduced MammoTest Plus and MammoVision Plus. The MammoTest Plus system permits 360-degree access to the breast. It also incorporates the features of Target on Scout that provides additional imaging capability important to assuring accuracy of the biopsy and Lateral Arm, and provides 360-degree access to the breast allowing small breasts (less than 2.5cm when compressed) and breast lesions in difficult locations to be biopsied more easily. In 1998, we introduced the MammoTest Plus "S" surgical system. The MammoTest Plus "S" is based on the MammoTest Plus prone biopsy system, with enhancements designed to support the more advanced techniques performed in the surgical market segment. During 2001, the Elite Camera was introduced for more advanced, high resolution imaging capability. In 2002, we released the latest version of our Mammotest product, the Mammotest Select. In 2003 we offered three product configurations, the MammoTest Basic, MammoTest Advantage and MammoTest Select, which each have different product functionality and performance features to meet customer requirements. We continue to invest in product development efforts focused on further enhancements to MammoTest.

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

        Electrophysiology Products.    The treatment of cardiac arrhythmia patients typically involves a diagnostic study of the electrical functioning of the heart with an electrophysiology, or EP, study. We estimate that approximately 200,000 EP studies are performed each year by electrophysiologists. When an EP study indicates that the patient requires a surgical procedure, the electrophysiologist will map the electrical activity in the patient's heart in an effort to locate the precise area of the heart that is causing the arrhythmia. We manufacture the EP x-ray imaging systems, tilt-tables and our Bloom Stimulator, which are used by electrophysiologists to evaluate the best course of treatment. In 1995, we introduced the EP/X™ x-ray system, an economical, state-of-the-art single plane system designed to meet the unique requirements of the electrophysiologist. In 1997, we introduced the EP/X2™ bi-plane x-ray system. In addition, we manufacture the Bloom Stimulator that is used by electrophysiologists in the treatment of patients with cardiac arrhythmia, as well as when patients receive pacemakers and implantable defibulators. We introduced a significant upgrade to the EP/X System in 2003 that includes a new high-resolution digital imaging system along with a generator upgrade providing a 300% increase in power output, thus enabling the clinician to better image larger patients.

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

Backlog

        As of December 31, 2003, we had backlog of approximately $19.8 million, including $8.4 million related to a large order from an international customer which we shipped in December 2003 but revenue was not recorded at December 31, 2003 because our criteria for revenue recognition was not met. The customer has paid the entire invoice amount in 2004. Our backlog generally includes only product orders which we believe to be firm orders where delivery is requested within the upcoming twelve months. However, as our customers may delay or cancel orders at any time prior to delivery, backlog as of any particular date should not be relied upon as being indicative of our revenues for any future period. As of December 31, 2002, we had backlog of approximately $2.5 million.

Research and Development

        We employ 24 development engineers who are dedicated to the enhancement of our existing products and the development of next-generation products for the diagnosis and treatment of breast cancer and the general radiology market. The product development efforts of our internal engineering staff are currently focused on engineering, system design and software development to enhance our SenoScan digital imaging system and MammoTest products. One current product development focus is collaboration with two companies related to qualifying their cancer detection software to operate in association with SenoScan. This has enabled us to offer our customers an option package that includes computer-aided detection (CAD) software for use with SenoScan. We believe radiologists will prefer to use CAD programs that are integrated with the digital mammography system, since it is much less labor intensive to operate the software as part of a digital mammography system. With regard to MammoTest we may create development partnerships with surgical instrument companies that desire to qualify their instruments on MammoTest to create a complete solution for minimally-invasive surgery outside the mammography market.

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

        Our research and product development expenses were approximately $4.7 million, $4.6 million and $3.3 million in 2003, 2002 and 2001, respectively.

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

        We market our RE&S products through several channels including direct sales personnel, partnering and other marketing efforts. We have two direct sales personnel who call on hospitals with our EPX, SPX and VersaRad product lines. During 2003 we sold our VersaRad product to Analogic, who integrated a digital imaging system and then resold the product to Kodak. Beginning in 2004 we began selling our VersaRad product directly to Kodak. We also sell our Bloom Stimulator directly to end user physicians as well as to General Electric (GE) for resale. We previously had an Original Equipment Manufacturer (OEM) agreement with International Surgical Systems (ISS) to resell our SPX products. ISS filed for bankruptcy and is no longer in operation. We are focusing our marketing efforts for our SPX products and SPX upgrades on customers who purchased our surgical imaging product from ISS while our OEM agreement was in place.

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

        We sell our products worldwide primarily through our direct sales force and dealers. As of December 31, 2003, we had 21 direct sales people whose territories cover primarily large metropolitan areas. In addition, we have a limited number of dealers in the United States. All our international sales and service operations are now headquartered at Fischer Imaging International, Geneva, Switzerland. In 1998, we entered into an agreement with Ethicon Endo-Surgery (EES) Europe, a subsidiary of Johnson & Johnson, Inc., for the distribution of the MammoTest system in Europe. Under this agreement, we provide installation, applications and service support, while EES Europe is responsible for sales of the MammoTest system. EES Europe's sales force provides sales coverage in the major European countries. During 2003, 2002 and 2001, the Company's total foreign revenues were $9.3 million, $6.0 million and $7.2 million, respectively.

Service

        Our service organization is responsible for installing our products and providing warranty and repair services. Products sold by our direct sales force typically carry limited warranties covering parts and labor for twelve months. Products sold through dealers carry more limited warranties, with terms ranging from six to twelve months and typically covering only parts or components. Service personnel offer maintenance service either under contracts or at hourly rates. In many foreign countries outside of Europe, we use dealers and third parties to provide maintenance service for our products. As of December 31, 2003, we employed 57 field and technical support engineers, 10 applications training personnel, and 18 customer service, administrative and management personnel in our service organization.

Manufacturing

        Our products are manufactured in our production facility in Denver, Colorado. The manufacturing process is primarily assembly, integration, testing, and quality control of out-sourced components and assemblies. This represents a significant change in our manufacturing strategy from the period prior to 2001, when we manufactured a substantial number of these components ourselves. For the most part we now purchase all of our parts, peripheral components and sub-components for our systems.

        Many parts and components for our systems are generally readily available from several supply sources. However, for several critical components including detectors, transformers, cameras, autoguides and x-ray tubes used in each of our product lines, we rely on one supplier for each of these key components. The manufacture of these components is highly complex and requires a precise high quality manufacturing processes from our suppliers. Our sole supplier for our detectors has experienced sub-component supply difficulties from their vendors and we have experienced product failures on these detectors during our pre-assembly quality testing process. We have also experienced performance issues with several of these suppliers in meeting our supply chain needs and quality requirements. As a result, we have experienced unanticipated production problems that have caused us to miss customer shipment request dates, delay production and incur additional costs related to manufacturing, shipping and installation. Changes in design for our products, including our mammography detectors and our RE&S product line, could result in unanticipated production problems in the future. We are seeking to qualify a second supplier for each of our key components and subsystems to ensure more consistently higher quality and reliable parts and components and to increase our manufacturing capacity, but cannot assure that we will be successful. Obtaining alternative sources of supply of components or systems that are available from only one or a limited number of suppliers could involve significant delays and other costs, and these supplies may not be available to us on reasonable terms, if at all.

        Our quality assurance program meets the requirements of both the U.S. FDA Quality System Regulation (QSR) and ISO 13485, the international quality system standard for medical devices. It includes various quality assurance and quality control measures from inspection of incoming materials and assemblies through in-line inspection, final configuration testing, and monitoring of complaints. Based on data gathered from these activities, we undertake actions to correct and prevent problems that may occur both during production and during product use. As of December 31, 2003, we employed 53 employees in our manufacturing organization, including 48 in production and five in quality and regulatory affairs.

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

        Our registered trademarks include Fischer®, Fischer Imaging®, MammoTest®, SenoScan®, MammoVision®, TRAUMEX®, VersaRad-A® and VersaRad-D®. Our other trademarks include MammoTest Plus™, MammoTest Plus "S"™, MammoVision Plus™, MammoSound®, Target on Scout™, EPACE™, and EP/Stim™, EP/X™, EP/X2™ and SPX™-Surgical Imaging System.

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

        Medicare is estimated to provide coverage to about forty percent of the women who receive an annual mammogram. The Centers for Medicare and Medicaid Services, or CMS, finalized Medicare reimbursement for digital mammography effective January 1, 2004. Digital screening mammography is reimbursed at $134.41 per exam and digital diagnostic mammography at $141.88 per exam. Film screen reimbursement rates also were increased to $84.76 for screening and $96.33 for diagnostic mammography. The average FDA-approved MQSA center performed 21 exams per day, according to an FDA-sponsored survey in August 2001.

        In August 2000 Medicare implemented a prospective payment system for all outpatient procedures performed on behalf of Medicare beneficiaries. The new payment system uses Ambulatory Payment and Classification, or APC's, to group similar procedures and make fixed payments to hospitals for the technical expenses associated with outpatient procedures. This prospective payment system is similar to the DRG inpatient payment system and early experience indicates difficulty in properly determining the APC groups to which certain procedures belong. Technical payment amounts for some procedures such as diagnostic mammography are well below the cost of performing the procedure and this low reimbursement may dissuade hospitals from expanding diagnostic mammography services. In addition, while technical payments increased for open surgical biopsies beginning in January 2002, the technical fees related to core needle biopsy performed in a hospital outpatient setting actually decreased. These payment changes may adversely impact our sales of mammography systems and stereotactic breast biopsy systems.

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

Employees

        As of December 31, 2003, we had 232 employees, including 207 in our U.S. operations and 25 in our international operations. We employ 85 people in service, 53 in manufacturing, 31 in engineering, 38 in sales and marketing and 25 in administration. None of our employees are parties to a collective bargaining agreement. We consider relations with our employees to be satisfactory. On an as-needed basis we sub-contract for personnel to augment our needs.

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

Risk Factors

        The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our operations and financial results. The occurrence of any of the following risks could harm our business.

In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

  Risks Related to Our Business

  We have a recent history of operating losses that have substantially reduced our cash reserves and may threaten our continuing operations.

        We have sustained operating losses during our last six quarters ending December 31, 2003 of $22.2 million in the aggregate, of which $7.7 million occurred during the fourth quarter of 2003. During 2003 our operating losses were primarily the result of increased operating costs in our service department, additional inventory write-off, increased operating losses related to the first full year of operations for our European operations, and costs associated with our financial restatement and compliance with corporate governance and FDA requirements.

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

        Over the past six quarters we have incurred significant costs related to, among other things, legal, accounting and other professional fees associated with our internal review of various accounting and other matters, the ongoing investigation of the Company by the SEC, the shareholder class-action lawsuit and other legal proceedings described below. In addition we are making significant investments in product development and redesign, and in the development and implementation of sound internal controls, corporate governance policies and procedures designed to enhance the accuracy, quality and consistency of our financial information and reporting and other significant corrective activities. We will continue to incur significant related expenses in the future. If we are not able to significantly reduce our operating expenses, improve our operating margins, or we become subject to other significant judgments or settlements in connection with the legal proceedings described in Item 3 of this Annual Report on Form 10-K, we may require additional financing. Additional equity or debt financing may not be available on acceptable terms, or at all, in part because our common stock was delisted from The NASDAQ Stock Market. If we are unable to obtain additional capital, we may be required to reduce our sales and marketing activities, reduce the scope of, or eliminate, our research and development programs, or relinquish rights to technologies or products that we might otherwise seek to develop or commercialize.

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

        Current research and development efforts are focused on the development of the next generation of SenoScan, our full field digital mammography system. In addition, significant efforts are being expended on the integration of ultrasound with the MammoTest system. These products involve technological innovation and require significant planning, design, development and testing at the technological, product and manufacturing process levels. Significant investments in research and development, equipment, inventory, manufacturing and marketing are also required. Lengthy and expensive clinical trials could also be required prior to submission to the FDA for marketing approval. All of these expenses occur well in advance of any potential product revenue from that generation of the product. We may not be able to successfully design, manufacture and market new generations of products and the new products may not receive FDA clearance, or FDA clearance may be delayed. In addition, our newest products may be used with minimally invasive surgical procedures and we believe that we must demonstrate to physicians and managed healthcare organizations the clinical benefits, safety, efficacy and cost-effectiveness of our products for such procedures. In particular, we must demonstrate that our products are an attractive alternative to other products and methods that are widely known and accepted. Radiologists may not embrace such techniques as replacements for conventional x-ray imaging in the case of SenoScan or surgeons may not embrace such techniques for open surgical procedures in the case of MammoTest, and hospitals may not be willing to invest in, and use, our products. Lack of widespread acceptance of these products could have a material, adverse effect on our future revenues and earnings.

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

        Most of our product revenue during the past five years has been derived from our MammoTest system, which was introduced in 1988. The market for MammoTest is mature and our product principally competes with the Hologic prone-positioning breast biopsy system, which is aggressively priced and marketed. Many larger companies, including GE Medical Systems, Philip and Siemens, also offer a form of stereotactic add-on systems. Due to the maturity of this market, we expect prices and margins for MammoTest to decrease over time, which could adversely affect operating revenues and margins. Our SenoScan digital mammography product received FDA clearance in September 2001 and currently competes with digital offerings from GE Medical Systems and Hologic. In 2000, the FDA cleared the Senographe 2000D from General Electric for marketing in the U.S. In 2002, the FDA cleared a digital mammography system from Hologic, which Hologic is able to market to its existing analog system customers. Additional companies that have announced plans to develop digital mammography systems include Siemens, Fuji, Kodak, and Planmed. To date none of these companies has made public any submission to the FDA for PMA approval.

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

        During 2003, 2002 and 2001, the Company's total foreign revenues were $9.3 million, $6.0 million and $7.2 million, respectively. Our international business may be harmed by the expense and difficulty of establishing, expanding, and managing international operations as well as the difficulty of enforcing agreements, collecting receivables, and protecting intellectual property in foreign countries. Until 2002, we sold and serviced our products abroad exclusively through our strategic relationship with the Ethicon Endo-Surgery Division of Johnson & Johnson. Beginning in the fall of 2002, we assumed direct responsibility for product service in Europe. Providing this service directly exposes us to additional organizational complexity and expense that could adversely affect our operating results. In addition, we could be harmed by the imposition by foreign countries of additional withholding taxes, income taxes, tariffs, or other restrictions on trade and be impacted by difficulties in obtaining U.S. export licenses. Political and economic changes and disruptions and changes in various regulatory requirements could also harm our business.

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

        Our common stock was delisted from The NASDAQ Stock Market on July 7, 2003. One result of this action is a limited public market for our common stock. Trading is now conducted in the over-the-counter market in the so-called "Pink Sheets." Consequently, selling our common stock is more difficult because smaller quantities of shares can be bought and sold, transactions can be delayed and security analyst and news media coverage of us may be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of our common stock as well as lower trading volume. As a result of the delisting of our common stock from The NASDAQ Stock Market, our common stock has become subject to the "penny stock" regulations, including Rule 15g-9 under the Securities Exchange Act of 1934. That rule imposes additional sales practice requirements on broker-dealers that sell low-priced securities to persons other than established customers and institutional accredited investors. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, the rule may affect the ability of broker-dealers to sell our common stock and affect the ability of holders to sell their shares of our common stock in the secondary market. To the extent our common stock remains subject to the penny stock regulations, the market liquidity for our shares will be adversely affected. Additionally, although we will seek to have our common stock re-listed on The NASDAQ Small Cap Market once we are in full compliance with our obligations as a reporting company, we can provide no assurance that we will be re-listed.

  Our public stock price has fallen substantially and may fall further, negatively impacting its investment desirability.

        For most of 2003 and through 2004, our stock price was near or below $5.00. When the stock price is this low, a major negative fluctuation in price could drive the stock price below the $4.00 per share level, which is a requirement for applying to be re-listed on The NASDAQ Small Cap Market. If we become re-listed on The NASDAQ Small Cap Market and our stock price trades below $1.00 per share for a period of time, we risk being delisted from The NASDAQ Stock Market again. In addition, if we become re-listed, when our stock price is below $5.00 per share, brokerage houses are often prohibited from allowing the stock to be used as collateral in a margin account. If any of our shareholders were then using their Fischer Imaging shares in such a manner, a margin call could be placed by the broker who would sell the shares at whatever price they could be sold for, thus driving the share price even lower. This could reduce the liquidity and the price of our common stock.

  If we are unable to meet the financial covenants of our credit facility, our loan availability will be limited.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The information required by this item regarding submission of matters to a vote of security holders is incorporated by reference to the information set forth in the section of the proxy statement entitled "Equity Compensation Plan Information."

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock has historically traded on The NASDAQ Stock Market under the symbol "FIMG." From August 14, 2002 to November 14, 2002, our symbol was "FIMGE" which signified that we were delinquent in our quarterly reporting requirements with the Securities and Exchange Commission. On April 1, 2003, we announced that we would be delaying the filing of our 2002 Annual Report on Form 10-K to address accounting matters. On July 7, 2003, simultaneous with the delisting of our common stock from the NASDAQ stock exchange, our symbol changed to "FIMG.PK" and our common stock was available for trading over-the-counter with trades reported by the Pink Sheets LLC. We plan to apply to become re-listed on the NASDAQ Small Cap Market, using our symbol "FIMG" subsequent to the filing of this Annual Report on Form 10-K. The following table sets forth, for each of the periods indicated, the high and low closing sale prices per share of our common stock as reported by The NASDAQ Stock Market or the Pink Sheets LLC, as applicable.

	High	Low
2002
First Quarter	$13.35	$8.11
Second Quarter	13.00	8.50
Third Quarter	8.97	3.45
Fourth Quarter	6.34	4.33
2003
First Quarter	$7.43	$5.29
Second Quarter	5.39	3.85
Third Quarter	4.94	2.75
Fourth Quarter	5.25	3.45

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

Securities Authorized for Issuance Under Equity Compensation Plans

        The information required by this Item 201(d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans is incorporated by reference from our definitive Proxy Statement to be filed in connection with the Annual Meeting of Stockholders.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

        Our Selected Financial Data for the years ended December 31, 2001, 2000 and 1999 has been restated to incorporate the restatement adjustments. The 2003, 2002 and 2001 data is derived from our audited financial statements beginning on page F-1. The 2000 and 1999 data is derived from restated unaudited financial information. The restatement adjustments for 2001 and 2000 are described in the 2002 annual report on Form 10-K.

        You should read the following Selected Consolidated Financial Data with the consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K.

	2003	2002	2001	2000	1999
	(In thousands, except per share data)
Consolidated Statement of Operations Data
Revenues:
Products	$32,814	$30,630	$28,055	$41,352	$42,627
Services	13,348	14,480	13,860	12,683	10,093
Sale of manufacturing license(1)	—	—	—	—	6,200

Total revenues	46,162	45,110	41,915	54,035	58,920
Cost of sales:
Products	25,109	28,180	17,984	26,678	37,072
Services	13,629	11,887	7,307	9,892	4,744
Sale of manufacturing license	—	—	—	—	400

Total	38,738	40,067	25,291	36,570	42,216

Gross profit	7,424	5,043	16,624	17,465	16,704
Operating expenses:
Research and development	4,654	4,559	3,257	3,708	5,850
Selling and marketing	9,376	7,981	7,278	6,801	11,180
General and administrative	8,754	7,697	5,028	5,282	5,764
Other(2)	—	—	—	—	750

Total operating expenses	22,784	20,237	15,563	15,791	23,544

(Loss) income from operations	(15,360)	(15,194)	1,061	1,674	(6,840)
Interest expense	(49)	(81)	(138)	(461)	(767)
Interest income	62	119	77	65	91
Patent settlement income(3)	900	24,950	—	—	—
Other (expense) income	34	(74)	(118)	(382)	(350)

Income (loss) before income taxes	(14,413)	9,720	882	896	(7,866)
Provision (benefit) for income taxes	—	—	—	—	—

Net income (loss)	$(14,413)	$9,720	$882	$896	$(7,866)

Net income (loss) per common share:
Basic	$(1.55)	$1.06	$0.10	$0.13	$(1.13)

Diluted	$(1.55)	$1.00	$0.09	$0.12	$(1.13)

Shares used to calculate income (loss) per share:
Basic	9,319	9,204	8,643	7,111	6,982

Diluted	9,319	9,692	9,352	7,411	6,982

Balance Sheet Data (at end of period):
Working capital	$9,404	$23,199	$14,161	$11,756	$4,274
Total assets	32,348	41,079	31,552	29,969	33,786
Total long-term debt (life insurance loans)	454	1,181	1,003	881	1,164
Total stockholders' equity	13,075	27,493	17,669	15,954	10,720

(1)
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

(2)
Consists of restructuring provisions in 1999.

(3)
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

        During 2003, in addition to continuing ongoing initiatives started in 2002, we implemented several significant new operational and strategic initiatives to improve our business processes, enhance product performance and reliability for our SenoScan product and address our financial and disclosure controls. These initiatives included significant changes to our senior management team and board of directors, an audit of our 2002 financial statements and re-audit of prior year financial statements resulting in a restatement of our financial statements for 2001 and prior years, and implementation of certain changes to enhance the quality and consistency of our financial information and reporting. We also invested significant time and resources in our research and development organization as well as our manufacturing and service organizations to address product and system challenges related to the initial commercial deployment of our SenoScan product. As a result of these initiatives, we reduced our focus on marketing our SenoScan product, which we believe resulted in a slower adoption rate for our product. Our product margins were lower than anticipated due to increased competition resulting in lower average selling prices and to manufacturing inefficiencies resulting in increased costs. We invested significant resources in our service department in anticipation of increased product sales growth in the future and to install, train and support customers purchasing our newly developed products as a part of our customer satisfaction program for early adopters of our digital imaging technology. We also began developing our European operations to focus on selling our SenoScan product directly to end user customers and to provide service support for our full line of products sold in Europe. As a result, our overall service costs and operating costs increased significantly in 2003.

        Implementing these strategic and operational initiatives during 2003 resulted in several charges for inventory write-offs as well as increased costs associated with building our European operations, enhancing performance of our products and investments in operations intended to reduce inefficiencies. The primary costs associated with these initiatives included $4.6 million for additional operating costs in our service department related to additional parts usage and increasing our service personnel; $2.6 million related to inventory write-offs at year-end; a $2.3 million operating loss associated with our European operations; and, $0.9 million related to increased corporate governance costs and FDA compliance requirements. We also incurred costs of $1.9 million related to our financial restatement;

we do not anticipate incurring substantial financial restatement costs in the future. In addition, we believe we incurred significant costs related to inefficiencies associated with replacing our senior management team, diverting management's time and attention to the financial restatement and improving business and financial controls, and developing necessary product improvements to mature our newly developed products. While we have not quantified these costs, we believe they have contributed substantially to our operating losses during 2003 as well as 2002. However, we believe our investment in these areas is critical to meeting our customer expectations and to improving our financial performance and operational efficiencies. The changes we have implemented are key to our long-term success and returning the company to profitability.

Results of Operations

        The following table sets forth the percentage relationship to revenues represented by certain data included in our statements of operations for the years ended December 31:

	2003	2002	2001
Revenues:
Products	71.1%	67.9%	66.9%
Services	28.9	32.1	33.1

Total revenues	100.0%	100.0%	100.0%
Cost of sales:
Products	54.4	62.4	42.9
Services	29.5	26.4	17.4

Total cost of sales	83.9%	88.8%	60.3%
Gross profit	16.1	11.2	39.7

Operating expenses:
Research and development	10.1	10.1	7.8
Selling and marketing	20.3	17.7	17.4
General and administrative	19.0	17.1	12.0

Total operating expenses	49.4	44.9	37.2

Income (loss) from operations	(33.3)	(33.7)	(2.5)
Interest expense	(0.1)	(0.2)	(0.3)
Interest income	0.1	0.3	.2
Patent settlement	2.0	55.3	—
Other income (expense), net	0.1	(0.2)	(0.3)

Income (loss) before income taxes	(31.2)	21.5	2.1
Provision for income taxes	—	—	—

Net income (loss)	(31.2)%	21.5%	2.1%

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

        Revenues.    We generate revenues from sales of our SenoScan systems, MammoTest Systems, and Electrophysiology and VersaRad x-ray products through our RE&S division, along with sales of third-party peripherals and software sold in conjunction with our system sales. Each of our products has several different configurations based on product features, performance requirements, and customer requests. Our MammoTest system is a mature product in a mature market and we don't anticipate significant growth in this product line. We expect an increasing percentage of our revenues will be derived from our SenoScan systems and our x-ray products. We bundle installation services, limited warranty and applications training with our large system sales. We also generate service revenues from long-term service contracts that range from one to five years, services charged at hourly rates and from parts sales not covered under our limited warranty program or long term service contracts. We do not believe that inflation will have a material impact our revenues.

        Revenues increased 2.4% to $46.2 million in 2003 from $45.1 million in 2002. Our product revenues increased $2.2 million, or 7.1%, while our service revenues decreased $1.1 million, or 7.8%, during 2003. The increase in our product revenues resulted from an increase in the number of SenoScan units sold in 2003 compared to 2002, but was partially offset by a lower average selling price caused by increased competition and lowering pricing to increase market adoption rate. Revenue from our SenoScan products totaled $11.0 million in 2003 compared to $5.5 million in 2002. Revenue from our MammoTest products decreased to $16.5 million in 2003 from $21.2 million in 2002. Sales of products from our RE&S division increased in 2003 due to increased unit sales of our Bloom Stimulator, while unit sales of our VersaRad remained level.

        Our service revenues decreased primarily from lower parts sales as we had more SenoScan and MammoTest units under warranty or long-term service contracts in 2003 compared to 2002. We had fewer service contracts on our x-ray products as we discontinued offering long-term service contracts on this older product line. We also extended our warranty to certain customers who purchased our SenoScan products during our initial commercial release thereby delaying new long-term service contracts that generate revenue. Our SenoScan systems primarily remained under warranty throughout 2003 as we extended our warranty to customers due to the product performance and reliabilities problems we experienced. We expect service revenues from long-term contracts on our SenoScan systems to increase as we sell more units and as units come off warranty and our customers begin purchasing service contracts.

        Cost of sales.    Cost of sales for our products consists of fixed and variable costs incurred for purchased components for our products, assembly, integration and testing of our products, expenses associated with quality and regulatory affairs, warranty provision, applications training and testing, excess and obsolete inventory, shrinkage and other inventory carrying costs. Cost of sales for our services consists primarily of parts cost, salaries, commissions and travel costs for personnel in field service, customer service, and service administration and management. Service costs are offset by warranty credits from our limited warranty program.

        Cost of sales for our products decreased 11.0% to $25.1 million in 2003 from $28.2 million in 2002. Our product costs of sales were 76.5% of product sales in 2003 compared to 92.0% of product sales in 2002. The overall decrease in cost of sales for products is due primarily to significant inventory write-offs in 2002 that were not as large in 2003. Our SenoScan systems had lower cost of sales resulting in increased margins in 2003 following the introduction of the product line in 2001. We also began implementing our operations initiatives to increase manufacturing efficiencies and reduce product costs. We expect our product margins will improve, as the SenoScan becomes a more mature product. Cost of sales for our MammoTest systems remained constant in 2003 compared to 2002.    Cost of sales for products from our RE&S division increased in 2003 resulting in slightly lower gross margin as a percent of sales.

        Cost of sales for our services increased 14.7% to $13.6 million in 2003 from $11.9 million in 2002. Our service costs were 102.1% of service revenues in 2003 compared to 82.1% in 2002. The increase is due to additional operating costs of $1.8 million offset by a decrease in parts usage expenses of $0.1 million. Our operating costs increased as we added 20% additional staffing in our field service and applications departments to meet the demands of ramping up our European operations and increased training requirements due to increased product installations. Our parts usage expense and warranty amortization increased as a result of the product performance and reliability problems we encountered with our SenoScan products during 2003. We expect our service margins will significantly improve as our revenues increase more in line with our service support capacity due to products coming off of warranty and customers purchasing long-term service contracts and as a result of the product enhancements we have made to correct performance and reliability problems with our SenoScan products.

        Research and development expenses.    We incur research and development expenses to design and develop new products as well as develop significant enhancements to our existing products. These expenses consist primarily of compensation and overhead costs for staff engaged in research and development activities, software development, consulting costs, and costs for materials and supplies consumed while performing research and development activities. We also offset our research and development costs with income from research grants we receive.

        Research and development expenses increased 2.1% to $4.7 million in 2003 from $4.6 million in 2002. Our compensation costs increased $0.5 million related to increased staffing levels during 2003 compared with 2002 and from severance costs resulting from management changes in 2003. As a part of our quality assurance program, we increased our staffing levels in software development and engineering to focus on redesigning older products and enhancing the features and functionality of our newly developed products. These increased costs were partially offset by a $0.3 million from a SBIR grant from the National Cancer Institute that we began receiving in 2003. We also had fewer product development initiatives in 2003 resulting in cost reductions of $0.3 million from lower consulting and materials and supplies requirements as we focused primarily on enhancing our SenoScan product line. We plan to continue investing resources in developing new enhancements for our products and redesigning our older product line under our RE&S division to incorporate new technologies. We also intend to seek additional research grants and product development collaborations to fund our research and development efforts and to continue advancing our technology.

        Selling and marketing expenses.    Our selling and marketing expenses primarily consist of salaries, commissions, travel and other overhead costs for employees and activities in the areas of sales, marketing, sales support, and sales administration. Expenses associated with advertising, trade shows, conferences, promotional and training costs related to marketing our products are also classified as selling and marketing expenses. We sell our products worldwide primarily through our direct sales force and dealers and we market our products primarily to physicians.

        Selling and marketing expenses increased 17.5% to $9.4 million in 2003 from $8.0 million in 2002. Our compensation costs for our sales organization increased by $1.4 million due to increased revenues and a significantly greater backlog at the end of 2003 resulting in paying partial commissions on sale orders for which there is no commensurate revenue in 2003 as revenue will be recognized at a later date upon completion of the sale. We also had increased costs of ramping up our European sales operations in 2003 as we changed our strategy in Europe by implementing a direct sales business model. Our marketing expenses for trade shows, advertising and promotional costs decreased by $0.3 million, due primarily to less marketing activity in the fourth quarter of 2003, as we focused our internal resources on enhancing our products. We plan to increase our marketing and sales activities in the foreseeable future to increase revenues and broaden our market share.

        General and administrative expenses.    Our general and administrative expenses consist primarily of compensation and overhead costs for employees and activities in the areas of finance, information technology, human resources and administration. Fees for attorneys, independent auditors, other consultants and costs directly related to our financial restatement are also included in general and administrative.

        General and administrative expenses increased 13.7% to $8.8 million in 2003 from $7.7 million in 2002. The increase is due primarily to approximately $1.9 million in legal and accounting fees associated with the audit committee's internal review of various accounting and other matters, auditing expenses and legal costs related to the restatement of our financial statements. We also had increased expenses primarily from additional compensation and travel costs incurred by our European operations to develop administrative infrastructure in support of our new direct sales strategy in Europe. We had significant non-recurring legal costs in connection with our patent lawsuit settlement in 2002 that did not recur in 2003. We expect our general and administrative expenses to decrease as a percentage of revenue now that we have completed our financial restatement; however, we plan to continue making investments in building an organizational infrastructure to support improvements in internal controls, financial reporting and disclosure controls and meeting corporate governance requirements. We also expect to incur significant legal and professional accounting expenses associated with satisfying the listing requirements of The NASDAQ Small Cap Market should our common stock be re-listed and in connection with implementing the requirements of the Sarbanes-Oxley Act of 2002, in particular, Section 404 thereof, which requires management to report on, and our independent auditors to attest to, the effectiveness of our internal controls.

        Other income/expenses.    Other income/expenses consist primarily of patent settlement income of $0.9 million that we receive annually beginning in 2003 for seven years. We received $25.0 million from the patent settlement in 2002.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

        Revenues.    Revenues increased 7.6% to $45.1 million in 2002 from $41.9 million in 2001. Our product revenues increased 9.2% while our service revenues increased 4.5%. The increase in product revenues was primarily the result of the rollout of the new SenoScan Digital Imaging system during 2002. The increase in service revenues was the result of a higher level of service contract renewals during 2002 compared to 2001.

        Cost of sales.    Cost of sales for our products increased 56.7% to $28.2 million in 2002 from $18.0 million in 2001. Our product costs were 92.0% of product revenue in 2002 compared to 64.1% in 2001. The increase was primarily due a $9.7 million charge for excess and obsolete inventory associated with our RE&S product line and other inventory shrinkage. There was no similar write-off in 2001. Also, the initial sales of our SenoScan product yielded lower margins in 2002 because of additional warranty provision of $2.4 million.

        Cost of sales for our services increased 63.0% to $11.9 million in 2002 from $7.3 million in 2001. Our service costs were 82.1% of service revenues in 2002 compared to 52.7% in 2001. During 2002 we incurred additional operating expenses of $2.5 million resulting from a 53% increase in staffing levels in our service organization to support the anticipated growth in our mammography product lines in the United States and Europe. Our product and warranty costs increased $2.1 million due to additional costs related to the commercial launch of our SenoScan digital imaging system during 2002.

        Research and development expenses.    Research and development expenses increased 39.4% to $4.6 million in 2002 from $3.3 million in 2001. We increased our staffing levels and incurred additional consulting and outside labor costs in 2002 to support the growth and development of our MammoTest and SenoScan product offerings.

        Selling and marketing expenses.    Selling and marketing expenses increased 9.6% to $8.0 million in 2002 from $7.3 million in 2001. During 2002 we initiated a global marketing program in conjunction with the commercial launch of our SenoScan product and other mammography product lines that resulted in additional marketing costs of $0.8 million. These additional costs were partially offset by lower head-count related costs in our sales organization as we consolidated our sales management staff and restructured our domestic sales force during 2002.

        General and administrative expenses.    General and administrative expenses increased 53.1% to $7.7 million in 2002 from $5.0 million in 2001.    We incurred non-recurring expenses of $1.0 million for legal and other costs directly related to our patent lawsuit settlement in 2002. Our overall general and administrative operating expenses increased by an additional $1.7 million in 2002 to support our domestic operations and to expand our European operations which involved building infrastructure to support a direct sales force business model.

        Interest expense/interest income.    Interest expense decreased in 2002 due to lower borrowings against our line of credit and interest income increased in 2002 due to higher average cash balances resulting from the $25.0 million cash received from our patent lawsuit settlement during the second quarter of 2002.

        Patent settlement income.    During 2002 we settled a patent infringement lawsuit against Thermo-Electron Corporation and Hologic, Inc. for $32.2 million. We received $25.0 million during the second quarter of 2002 and we are scheduled to receive the remaining $7.2 million from Thermo-Electron in equal annual installments over the remaining life of the patents for continued sales of the breast-biopsy imaging system now being sold by Hologic, Inc. We recognized other income for the $25.0 million payment, net of certain settlement costs. We will recognize the remaining $7.2 million as cash is received over the scheduled eight-year payment period, which we expect will be $0.9 million each year during quarter two for the remaining patent life.

Income Taxes

        As of December 31, 2003, we had approximately $28.4 million of domestic net operating loss carry-forwards for federal income tax reporting purposes and $2.7 million of foreign net operating loss carry-forwards, that expire at various dates through 2023. We also had available research and development tax credits of approximately $0.2 million expiring at various dates through 2020, and alternative minimum tax credits of $0.6 million. The utilization of these loss carryforwards and research and development credit carryforwards to reduce future income taxes will depend on our ability to generate sufficient taxable income prior to the expiration of the net operating loss carryforwards and research and development credit carryforwards.

        No income tax provisions have been recognized for foreign tax jurisdictions and no income tax benefits have been recognized for subsidiary losses outside the domestic return.

Liquidity and Capital Resources

        We have incurred significant losses and have had negative cash flows from operations during 2003 as well as during 2002, before taking into account the patent settlement income of $25.0 million received in 2002. We funded our loss from operations of $15.4 million in 2003 and $15.2 million in 2002 primarily from the proceeds received from our patent settlement. During 2003 our operating losses were due largely to implementing several strategic and operational initiatives, which resulted in significant expenses including $4.6 million for additional operating costs in our service department related to additional parts usage and increasing our service personnel; $2.6 million related to inventory write-offs at year-end; a $2.3 million operating loss associated with our European operations; and, $0.9 million related to increased corporate governance costs and FDA compliance requirements. We also incurred costs of $1.9 million related to our financial restatement, which we do not anticipate incurring as substantial of costs in the future. In addition, we believe we incurred significant costs related to inefficiencies associated with replacing our senior management team, diverting management's time and attention to the financial restatement and improving business and financial controls, and developing necessary product improvements to mature our newly developed products. While we have not quantified these costs, we believe they have contributed substantially to our operating losses during 2003 as well as 2002. We believe our investment in these areas is critical to meeting our customer expectations and to improving our financial performance and operational efficiencies. The changes we have implemented are key to our long-term success and returning the company to profitability.

        We expect to continue incurring operating losses during much of 2004 as it will take time for our strategic and operating initiatives to have a positive affect on our business operations. We have developed an operating plan intended to return the company to positive cash flow from operations. Key components to this plan include increasing revenues and improving our operating efficiencies to reduce cost of sales thereby improving gross margins, and lowering our overall operating costs as a percentage of revenues. Our future revenue growth and success depends largely upon increasing sales of our SenoScan product and entering into corporate relationships to broaden our products' reach. We have taken a number of steps to improve the performance and reliability of our SenoScan product and to advance our technology for digital imaging, which we believe will result in a significant increase in product revenues. We have begun implementing manufacturing and process improvements and redesigning parts and components to our products that we believe will result in reducing cost of sales and increasing gross margins on our products. We expect our service revenue to increase, as our installation base for our product continues to increase, such that our service revenues become more inline with our service cost infrastructure and we will return to positive gross margins for our service organization. Our operating plan includes reducing our overall operating costs as a percentage of revenue as we expect not to continue incurring costs associated with the restatement of our financial statements or continued initial start up costs to expand our European operations. However, we expect to continue investing resources to build an organizational infrastructure to support our business objectives and continue meeting corporate governance requirements.

        As of December 31, 2003, we had $1.9 million in cash and $9.4 million in working capital compared to $8.4 million in cash and $23.3 million in working capital at December 31, 2002. The decrease in our cash and working capital resulted primarily from cash used to fund our operating losses in 2003 offset by cash provided to operations due to changes in our current assets and current liabilities.

  Cash used in operating activities

        We used $5.6 million of cash in our operating activities during 2003, which is the result of our net loss of $14.5 million offset by non-cash charges for depreciation and amortization of $1.1 million and cash provided by changes in our current assets and current liabilities of $7.6 million. Our receivables increased $0.7 million due to increased product sales in late 2003 compared to the same period in late 2002. Our inventory decreased $3.0 million due to inventory write-offs and focused efforts to maintain lower inventory levels. Included in inventory is $3.4 million in inventory related to an order from an international customer. While we shipped the product in December 2003 we retained title to the inventory and did not record revenue in 2003 because the transaction did not meet our criteria for revenue recognition. Our payables and current liabilities increased due to significant payables associated with our financial restatement and vendor payables related to fulfilling the large order from an international customer that we received in December 2003. As a result, our year-end inventory balances and payables balances are significantly higher than normal. We received payment in full for the international order in February 2004. The increase in customer deposits reflects cash received from increased backlog at the end of 2003.

  Cash used in investing activities

        We used $1.3 million of cash for investing activities during 2003 primarily for ongoing capital expenditures including our new ERP system.

  Cash provided by financing activities

        We issued 41,908 shares of common stock through employees exercising stock options and sales of shares under our employee stock purchase plan resulting in cash proceeds of $0.2 million. In September 2003 we entered into a sale/leaseback arrangement on our ERP system resulting in proceeds of $0.5 million. We used $0.1 million of cash as we began repaying our capital lease obligation.

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

Contractual Obligations

        At December 31, 2003 our commitments under contractual obligations were as follows (in thousands):

Payments Due by Period:	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Capital lease obligation	$454	$231	$223	$—	$—
Operating leases	8,673	932	1,847	1,871	4,023

Total contractual cash obligations	$9,350	$1,163	$2,070	$1,871	$4,023

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in United States interest rates and changes in foreign currency exchange rates as measured against the United States dollar. These exposures are directly related to our normal operating and funding activities. Historically and as of December 31, 2003, we have not used derivative instruments or engaged in hedging activities. There have been no significant changes in our market risk from December 31, 2002.

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

        We are exposed to foreign currency risks through our subsidiary operations in Switzerland and Germany. At December 31, 2003 we had cash, receivables and current liabilities totaling $3.1 million that represent a net asset balance denominated in Euros. We do not employ any risk mitigation or hedging techniques with respect to amounts exposed to fluctuations in foreign currency exchange rates.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our audited financial statements and notes thereto described in Item 15(a) of this report on Form 10-K and appearing on pages F-1 through F-22 of this report are incorporated by reference herein. See also "Quarterly Financial Data (unaudited)" appearing in Note 14 of our audited financial statements, which is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

ITEM 9A. CONTROLS AND PROCEDURES

        In early 2003, we identified several accounting inaccuracies and errors that significantly affected our previously reported financial results. Under the direction of our Board of Directors, and primarily our Audit Committee, we completed a comprehensive analysis of our accounting policies and practices and a restatement of our previously reported financial results for 2000, 2001 and nine months ended September 29, 2002. Our new auditors, Ernst & Young LLP, completed a re-audit of our consolidated financial statements for 2000 and 2001 and has also performed an audit of our 2002 annual financial statements. See our Annual Report for 2002 on Form 10-K for a detailed description of our internal review and restatement of our historical financial statements.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item concerning our directors is incorporated by reference to the information set forth in the sections of the Proxy Statement entitled "Proposal 1—Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance." The information required by this Item concerning our executive officers is incorporated by reference to the information set forth in the section of the Proxy Statement entitled "Executive Officers and Key Employees."

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this Item regarding executive compensation is incorporated by reference to the information set forth in the section of the Proxy Statement entitled "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section of the Proxy Statement entitled "Security Ownership of Certain Beneficial Owners and Management." The information required by this Item regarding our equity compensations plans is incorporated by reference to the information set forth in the section of the Proxy Statement entitled "Equity Compensation Plan Information."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section of the Proxy Statement entitled "Certain Transactions."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item regarding principal accountant fees and services is incorporated by reference to the information set forth in the section of the Proxy Statement entitled "Independent Auditor's Fees."

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a)
Documents filed as part of this report:

1.
Financial Statements.

        See pages F-1 through F-22 of this Form 10-K.

  2.
  Financial Statement Schedules.

        Other than as listed below, there were no other financial statement schedules required because the information is either provided in the financial statements or is not required under the related instructions or is inapplicable.

        Schedule II—Valuation accounts.

Fiscal Year	Description	Balance at beginning of year	Charged to (deducted from) expense	Write-offs charged to allowance	Balance at the end of year
		(in thousands)
2003	Allowance for doubtful accounts	$528	$486	$72	$942
2002	Allowance for doubtful accounts	878	252	602	528
2001	Allowance for doubtful accounts	1,236	531	889	878

Fiscal Year	Description	Balance at beginning of year	Charged to (deducted from) expense	Write-offs charged to reserve	Balance at the end of year
		(in thousands)
2003	Reserve for excess and obsolete inventories	$3,637	$(313)	$4	$3,320
2002	Reserve for excess and obsolete inventories	7,014	9,814	13,190	3,637
2001	Reserve for excess and obsolete inventories	7,959	147	1,092	7,014
  3.
  Exhibits.

        The following are filed as part of this report:

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation of the Company(1)
3.2	Bylaws of the Company(1)
4.1
Amended and Restated Rights Agreement, dated as of November 3, 1994, between the Company and American Securities Transfer, Inc. which includes the Certificate of Designation for the Series C Junior Participating Preferred stock as Exhibit A and the form of Right Certificate as Exhibit B(7)
4.2	Certificate of Designation for the Series D Convertible Preferred Stock(4)
10.1	Agreement, dated October 5, 1990, between the Company and Dornier Medizintechnik GmbH(1)
10.2	Non-employee Director Stock Option Plan, as amended(5)
10.3	Stock Option Plan(1)

10.4	Retention Bonus Plan(3)
10.5	Lease Agreement, dated July 31, 1992, between the Company and JN Properties(2)
10.6	Agreement dated October 10, 1997, between the Company and Ethicon Endo-Surgery, Inc. with Addendum dated January 28, 1998(5)
10.7	Addendum, dated February 2, 2002, to Agreement dated October 10, 1997 between the Company and Ethicon Endo-Surgery, Inc.(6)
10.8	Distributor Agreement dated December 9, 1998, between the Company and Ethicon Endo-Surgery, Inc.(9)
10.9	Addendum No. 1, dated December 9, 2000, to Distributor Agreement dated December 9, 1998 between the Company and Ethicon Endo-Surgery, Inc.(9)
10.10	Addendum No. 2, dated February 21, 2003, to Distributor Agreement dated December 9, 1998 between the Company and Ethicon Endo-Surgery, Inc.(9)
10.11	Non-Exclusive Distributorship Agreement dated October 10, 2002, between the Company and Ethicon Endo-Surgery, Inc.(9)
10.12	Form of Indemnification Agreement, dated September 1999, between the Company and Morgan W. Nields.(9)
10.13	Form of Indemnification Agreement, dated January 2003 between the Company and each of Harris S. Ravine, J. Taylor Simonton, Todger Anderson, and Gail S. Schoettler.(9)
10.14	Accounts Receivable Financing Agreement, dated June 11, 2003, by and between Fischer Imaging Corporation and Silicon Valley Bank.(9)
10.15	Amendment No. 1 to Accounts Receivable Financing Agreement, dated November 18, 2003, by and between Fischer Imaging Corporation and Silicon Valley Bank.(9)
10.16	Employee Ethics and Business Conduct Policy(9)
10.17	Separation agreement with Morgan W. Nields dated December 19, 2003.(10)
10.18	Accounts Receivable Financing Modification Agreement, dated April 9, 2004, by and between Fischer Imaging Corporation and Silicon Valley Bank.(10)
21	List of Subsidiaries(10)
23	Consent of Ernst and Young LLP(10)
24.1	Power of Attorney by Todger Anderson.(10)
24.2	Power of Attorney by Gail S. Schoettler.(10)
24.3	Power of Attorney by Taylor Simonton.(10)
31.1	Certification of Harris Ravine, Chief Executive Officer and President, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.(10)
31.2	Certification of David Kirwan, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.(10)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(10)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(10)
99.1	Audit Committee Charter(10)

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

(9)
Incorporated by reference to the Company's Form 10-K for the year ended December 31, 2002, as filed with the Commission on April 15, 2004.

(10)
Filed herewith.

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

INDEX

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of
Fischer Imaging Corporation:

        We have audited the accompanying consolidated balance sheets of Fischer Imaging Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fischer Imaging Corporation and subsidiaries as of December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Denver, Colorado April 14, 2004

FISCHER IMAGING CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except share data)

	December 31,
	2003	2002
ASSETS
Current Assets:
Cash and cash equivalents	$1,910	$8,401
Accounts receivable, net of allowance for doubtful accounts of $942 and $528 at December 31, 2003 and 2002, respectively	9,371	8,685
Inventories, net	14,918	17,953
Prepaid expenses and other current assets	1,637	415

Total current assets	27,836	35,454
Property and equipment:
Manufacturing equipment	3,263	7,745
Office equipment and leasehold improvements	5,453	7,421

Total property and equipment	8,716	15,166
Less: accumulated depreciation	(5,306)	(11,949)

Property and equipment, net	3,410	3,217
Intangible assets, net	1,077	1,121
Cash value of life insurance policies and other	25	1,287

Total assets	$32,348	$41,079

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$8,378	$4,720
Current maturities under capital lease obligation	231	—
Accrued salaries and wages	1,630	2,025
Customer deposits	4,091	1,230
Accrued warranties	1,987	1,676
Deferred service revenue	455	443
Other current liabilities	1,659	2,161

Total current liabilities	18,431	12,255
Long-term debt	223	1,181
Non-current deferred revenue	619	150

Total liabilities	19,273	13,586
Commitment and contingencies
Stockholders' Equity:
Preferred Stock, 5,000,000 shares authorized:
Series C Junior participating preferred stock, $.01 par value, 500,000 shares authorized, no shares issued and outstanding	—	—
Series D Convertible preferred stock, $.01 par value, 506,667 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 25,000,000 shares authorized; 9,348,484 and 9,306,576 shares issued and outstanding at December 31, 2003 and December 31, 2002, respectively	94	93
Paid-in capital	49,343	49,131
Accumulated deficit	(35,712)	(21,299)
Accumulated other comprehensive loss	(650)	(432)

Total stockholders' equity	13,075	27,493

Total liabilities and stockholders' equity	$32,348	$41,079

The accompanying notes are an integral part of these consolidated financial statements.

FISCHER IMAGING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per share data)

	For the Years Ended December 31,
	2003	2002	2001
Revenues:
Products	$32,814	$30,630	$28,055
Services	13,348	14,480	13,860

Total revenues	46,162	45,110	41,915
Cost of sales:
Products	25,109	28,180	17,984
Services	13,629	11,887	7,307

Total cost of sales	38,738	40,067	25,291
Gross profit	7,424	5,043	16,624
Operating expenses:
Research and development	4,654	4,559	3,257
Selling and marketing	9,376	7,981	7,278
General and administrative	8,754	7,697	5,028

Total operating expenses	22,784	20,237	15,563

(Loss) income from operations	(15,360)	(15,194)	1,061
Other income (expense):
Interest expense	(49)	(81)	(138)
Interest income	62	119	77
Patent settlement income	900	24,950	—
Other	34	(74)	(118)

Total other income (expense)	947	24,914	(179)

(Loss) income before income taxes	(14,413)	9,720	882
Provision for income taxes	—	—	—

Net (loss) income	$(14,413)	$9,720	$882

Net (loss) income per share:
Basic	$(1.55)	$1.06	$0.10

Diluted	$(1.55)	$1.00	$0.09

Weighted average shares used to calculate net (loss) income per share:
Basic	9,319	9,204	8,643

Diluted	9,319	9,692	9,352

The accompanying notes are an integral part of these consolidated statements.

FISCHER IMAGING CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Amounts in thousands except share data)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital	Accumulated Deficit		Total Stockholders' Equity
	Shares	Amount
Balances, December 31, 2000	8,587,315	$86	$47,377	$(31,901)	$392	$15,954
Comprehensive income:
Net income	—	—	—	882	—	882
Foreign currency translation adjustments	—	—	—	—	(593)	(593)

Total comprehensive income	—	—	—	—	—	289
Shares purchased under Employee Stock Purchase Plan	120,844	1	225	—	—	226
Exercise of stock options	468,770	4	1,196	—	—	1,200

Balances, December 31, 2001	9,176,929	91	48,798	(31,019)	(201)	17,669
Comprehensive income:
Net income	—	—	—	9,720	—	9,720
Foreign currency translation adjustments	—	—	—	—	(231)	(231)

Total comprehensive income	—	—	—	—	—	9,489
Exercise of stock options	129,647	2	333	—	—	335

Balances, December 31, 2002	9,306,576	93	49,131	(21,299)	(432)	27,493
Comprehensive loss:
Net loss	—	—	—	(14,413)	—	(14,413)
Foreign currency translation adjustments	—	—	—	—	(218)	(218)

Total comprehensive loss	—	—	—	—	—	(14,631)
Shares purchased under an Employee Stock Purchase Plan	25,408	—	129	—	—	129
Stock options issued below market value	—	—	31	—	—	31
Exercise of stock options	16,500	1	52	—	—	53

Balances, December 31, 2003	9,348,484	$94	$49,343	$(35,712)	$(650)	$13,075

The accompanying notes are an integral part of these consolidated statements.

FISCHER IMAGING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Years Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net (loss) income	$(14,413)	$9,720	$882
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation	1,109	674	806
Amortization of intangible assets	44	509	746
Loss on sales and retirements of assets	—	191	11
Non-cash compensation expense	31	—	—
Foreign exchange losses (gains)	(33)	31	70
Change in current assets and liabilities
Accounts receivable	(686)	(1,362)	1,234
Inventories	3,035	291	(3,326)
Prepaid expenses and other current assets	(1,222)	(274)	331
Accounts payable and accrued liabilities	2,923	(46)	690
Customer deposits	2,861	(1,312)	1
Deferred service revenue	161	(60)	(163)
Other	549	942	(743)

Net cash (used) provided by operating activities	(5,641)	9,304	539
Cash flows from investing activities:
Purchases of property and equipment	(1,268)	(2,197)	(467)
Other	—	(103)	(514)

Net cash used in investing activities	(1,268)	(2,300)	(981)
Cash flows from financing activities:
Proceeds from sale of common stock	182	335	1,427
Proceeds from sale/leaseback	514	—	—
(Repayments) proceeds of long-term debt	(60)	60	(2)

Net cash provided by financing activities	636	395	1,425
Effect of exchange rate changes on cash	(218)	(231)	(593)

Net (decrease) increase in cash and cash equivalents	(6,491)	7,168	390
Cash and cash equivalents, beginning of year	8,401	1,233	843

Cash and cash equivalents, end of year	$1,910	$8,401	$1,233

Supplemental cash flow disclosures:
Cash interest payments	$51	$81	$138
Cash income tax payments	15	32	28
Non-cash capital expenditures (capital lease financing)	—	—	38

The accompanying notes are an integral part of these consolidated statements.

FISCHER IMAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three years ended December 31, 2003, 2002 and 2001

(1) BUSINESS OPERATIONS

Organization

        Fischer Imaging Corporation, together with its wholly owned subsidiaries, ("Fischer" or "the Company") designs, manufactures and sells innovative mammography and digital imaging products used to diagnose breast cancer and other diseases. The Company's primary focus is on using our digital imaging technology in screening and diagnostic mammograms and minimally invasive breast biopsy to aid in the early identification of breast cancer. The Company sells high-resolution digital mammography products, enabling radiologists, surgeons and other healthcare treatment professionals to diagnose or rule out disease early and treat patients with less-invasive procedures. The Company has also refocused its efforts to market and sell products that meet selected needs of the broader radiology and electrophysiology markets. The consolidated financial statements include the accounts of Fischer Imaging Corporation and all subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Restatement of Financial Statements for 2001 and Prior Years

        During the first quarter of 2003, the Company conducted a review of its historical accounting policies and practices in preparation for its 2002 year-end closing and financial statement preparation. As a result of the review, the Company announced in April 2003 that it had identified several accounting inaccuracies and errors that significantly affected its financial results including previously reported financial information for 2001 and prior years. The Company then conducted a full internal investigation under the direction of the Board of Directors to determine the scope and magnitude of these issues and as a result uncovered various accounting inaccuracies and errors that significantly impacted its financial results and required a restatement of its previously reported financial information for 2001 and prior years. As a result of the internal review, the Company made various restatement adjustments to its historical financial statements as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2002.

Management Plans

        Management has developed an operating plan intended to return the Company to positive cash flow from operations. Key components to this plan include increasing revenues and improving its operating efficiencies to reduce cost of sales thereby improving gross margins, and lowering its overall operating costs as a percentage of revenues. Management has taken a number of steps to improve the performance and reliability of its SenoScan product and to advance the Company's technology for digital imaging, which they believe will result in a significant increase in product revenues. Management has begun implementing manufacturing process improvements and redesigning components and sub-assemblies which they believe will result in reductions to cost of sales and increased product gross margins. Management expects service revenue to increase, as the installation base for products continues to increase, such that service revenues become more inline with service cost infrastructure and return to positive gross margins for the service organization. Management's operating plan also includes reducing overall operating costs as a percentage of revenue as they expect not to continue incurring costs associated with the restatement of the Company's financial statements or start up costs to expand European operations. Management also believes that, if necessary, it can access additional capital resources sufficient to allow the Company to maintain its operations at least through December 31, 2004.

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

        Inventories consist of the following components (in thousands):

	2003	2002
Raw materials	$8,925	$7,065
Work in process and finished goods	9,313	14,525
Reserve for excess and obsolete inventories	(3,320)	(3,637)

Inventories, net	$14,918	$17,953

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

        Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the asset is written down to its estimated fair value. The Company has determined that no long-lived assets were impaired at December 31, 2003.

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

        Activity in the product warranty accrual for the years ended December 31, 2003 and 2002 follows (in thousands):

	2003	2002
Beginning balance	$1,676	$691
Add: Warranty provision	2,557	3,064
Less: Warranty amortization	(2,246)	(2,079)

Ending balance	$1,987	$1,676

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

Advertising Costs

        The Company expenses advertising costs as incurred. Advertising costs of $320,000, $408,000 and $236,000 were expensed in 2003, 2002 and 2001, respectively.

Stock-Based Compensation Plans:

Non-employee Director Stock Option Plan

        At December 31, 2003, the Company's Non-employee Director Stock Option Plan (the "Director Plan"), adopted in 1993 and amended in June 1998, authorizes the granting of nonqualified options to acquire up to 300,000 shares of common stock. The Director Plan allows for automatic annual grants upon each year of director's service, and for discretionary grants on such terms and conditions as are set by the Board at the time of grant. The stock options issued under the Director Plan may be exercised at any time from date of grant, with a maximum option term of ten years.

Employee Stock Option Plan and Employee Stock Purchase Plan

        At December 31, 2003, the Company had an employee stock option plan and an employee stock purchase plan, which are described more fully in Note 10. The Company has elected to account for stock-based compensation arrangements using the intrinsic value method under the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees". Under this method, stock compensation is recognized to the extent that the exercise price is less than the market price for the underlying stock on the date of grant.

        The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation (in thousands except share data):

	2003	2002	2001
Net (loss) income:
As reported	$(14,413)	$9,720	$882
Less stock based compensation under the fair value method	(1,412)	(1,560)	(857)

Pro forma	$(15,825)	$8,160	$25

Net (loss) income per common share, basic:
As reported	$(1.55)	$1.06	$0.10
Pro forma	$(1.70)	$0.89	$—
Net (loss) income per common share, diluted:
As reported	$(1.55)	$1.00	$0.09
Pro forma	$(1.70)	$0.84	$—

        The weighted average fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model and the following average assumptions:

	2003	2002	2001
Dividend rate	0.0%	0.0%	0.0%
Expected volatility	94.9%	104.3%	83.0%
Risk-free interest rate	2.5%	2.5%	4.3%
Expected life (in years)	5.0	5.0	4.6

        The weighted average fair value of options granted during the 2003, 2002 and 2001 was $3.96, $5.51 and $5.85, respectively.

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

	2003	2002	2001
Weighted average common shares	9,319	9,204	8,643
Dilutive effect of stock options	—	488	709

Total	9,319	9,692	9,352

        Common stock equivalents excluded from diluted earnings per share because their effect is anti-dilutive are as follows (in thousands):

	2003	2002	2001
Anti-dilutive effect of stock options	1,340	1,068	815

Comprehensive Income (Loss)

        Components of comprehensive income include net income (loss) and certain transactions that have generally been reported in the consolidated statements of stockholders' equity. Other comprehensive income includes foreign currency translation adjustments.

Recently Issued Accounting Pronouncements

        In November 2002, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities (or assets in certain circumstances) in statements of financial position. SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on its financial position or results of operations.

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

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on its financial position or results of operations.

(3) PATENT LITIGATION SETTLEMENT

        During the second quarter of 2002, the Company settled a patent infringement lawsuit that it had filed against Thermo-Electron Corporation and Hologic, Inc. Under the $32.2 million settlement, the Company received and recognized as other income $25.0 million in 2002, net of certain settlement costs of $50,000 and the balance of $7.2 million was scheduled for receipt in equal annual installments of $900,000 over the remaining eight-year life of the patents for continued sales of the breast-biopsy imaging system now being sold by Hologic, Inc. During 2003, the Company received and recognized as other income $900,000. The remaining $6.3 million, due to contingencies, will be recognized as cash is received over the remaining seven-year payment period.

(4) INTANGIBLE ASSETS

        Intangible assets consist of the following (in thousands):

	Estimated Lives	2003	2002
Non-compete agreement	10 years	$3,569	$3,569
License	8 years	350	350

		3,919	3,919
Less—accumulated amortization		(3,700)	(3,656)

Identifiable intangibles, net		219	263
Goodwill, net	N/A	858	858

Total intangibles, net		$1,077	$1,121

        Amortization expense for identifiable intangible assets is projected to be approximately $44,000 per year for the next five years.

(5) OTHER CURRENT LIABILITIES

        Other current liabilities consist of the following at December 31 (in thousands):

	2003	2002
Accrued sales, property, and other state and local taxes	$288	$852
Accrued legal	284	398
Other	1,087	911

Total other current liabilities	$1,659	$2,161

(6) INCOME TAXES

        The provision (benefit) for income taxes includes the following (in thousands):

	2003	2002	2001
Current
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—

Total current provision	—	—	—

Deferred
Federal	(4,509)	4,256	323
State	(429)	358	31
Foreign	(417)	(295)	42

Total deferred provision	(5,355)	4,319	396

Valuation Allowance	5,355	(4,319)	(396)

Total deferred provision	—	—	—

Total provision	$—	$—	$—

        During 2002, the Company utilized approximately $10.1 million of its net operating loss carry-forward to offset taxable income in that year. A valuation allowance was previously provided against these loss carry-forwards.

        The statutory federal income tax rate was 35% for the years ended December 31, 2003, 2002 and 2001. Reasons for the difference between income tax expense reported in the statements of operations and the amount computed by applying the statutory federal income tax rate to earnings before income taxes are as follows:

	2003	2002	2001
Domestic Operations:
Statutory tax rate	35.0%	35.0%	35.0%
Increase (decrease) due to:
State income taxes	3.0	3.7	3.3
Non-deductible expenses	(0.3)	0.7	20.8
Expiring Tax Credits and Other	(0.3)	5.0	(0.3)
Valuation allowance	(37.4)	(44.4)	(58.8)

Effective tax rate	—%	—%	—%

        The domestic versus foreign component of the Company's income (loss) before income taxes is as follows (in thousands):

	2003	2002	2001
Domestic	$(13,109)	$10,643	$752
Foreign	(1,304)	(923)	130

Total	$(14,413)	$9,720	$882

        Components of net deferred tax assets (liabilities) as of December 31, 2003 and 2002 are as follows (in thousands):

	2003	2002
Current—
Inventory reserves	$1,241	$1,382
Bad debt reserves	356	201
Accrued compensation	493	542
Other accrued liabilities	169	190
Warranty reserves	656	637
Less—Valuation allowance	(2,915)	(2,952)

Net current deferred tax asset	$—	$—

Noncurrent—
Amortization of investments	$295	$295
Depreciation	324	277
Net operating loss carryforward	11,722	5,004
Tax credits	792	792
Other	154	75
Less—Valuation allowance	(13,287)	(6,443)

Net noncurrent deferred tax asset	$—	$—

        The Company has approximately $30.1 million of domestic net operating loss carry-forwards, and $1.3 million of foreign net operating loss carry-forwards that expire at various dates through 2021. The Company also has available research and development tax credits of approximately $221,000 expiring at various dates through 2020, and alternative minimum tax credits of $571,000. Realization is dependent on generating sufficient taxable income prior to the expiration dates of the respective carry-forward periods and tax credits. The Company has provided a full valuation against its deferred tax assets because the uncertainty of realizing such assets. A valuation allowance of approximately $1.7 million relates to operating losses totaling $5.0 million attributable to deductions on stock option exercises that, if reversed, will be additions to additional paid in capital.

(7) LONG TERM DEBT

        Long-term debt at December 31, 2003 consists solely of a two-year capital lease obligation for primarily computer equipment and software. The capital lease is secured by computer equipment.

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

        Long-term debt and capital lease obligation as of December 31, 2003 and 2002 consist of the following: (in thousands)

	2003	2002
Long-term debt (life insurance loans)	$—	$1,181
Long-term capital lease obligation	454	—

Total	454	1,181
Less—Current maturities on capital lease obligation	231	—

Long-term debt	$223	$1,181

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

(8) STOCKHOLDERS' EQUITY

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

(9) STOCK-BASED COMPENSATION PLANS

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

        Certain of the options granted under the 1991 Plan vest upon attainment of performance objectives as well as over time. Outstanding as of December 31, 2003 are 80,000 options granted in December 1995 that vest when the market price of the Company's stock has reached targeted price levels for a period of 45 consecutive trading days or nine years and eleven months from the date of original grant, whichever is earlier. Other options granted under the 1991 Plan vest ratably over time, generally over a four year period.

Non-Plan Grants

        During the period from the expiration of the ability to make grants under the 1991 Plan until September 6, 2003, the Company's Board of Directors authorized grants to various officers and employees of options to purchase a total of 1,076,500 shares of common stock. Outstanding as of December 31, 2003 were 825,750 exercisable options so granted.

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

        A combined summary of the status of both plans and the non-plan grants follows:

	2003	2002	2001
Outstanding at January 1	1,556,560	1,524,590	1,710,160
Granted	298,500	509,000	614,000
Exercised	(16,500)	(129,647)	(468,770)
Canceled	(355,060)	(347,383)	(330,800)

Outstanding at December 31	1,483,500	1,556,560	1,524,590

Exercisable at December 31	835,125	743,135	554,765

Weighted average exercise prices:
At beginning of year	$6.90	$5.75	$3.47
At end of year	6.58	6.90	5.75
Exercisable at end of year	6.27	6.38	5.67
Options granted	5.61	7.28	8.59
Options exercised	3.18	2.59	2.56
Options canceled	6.10	4.05	3.75

        Following is information about options outstanding and exercisable under the 1991 and 1993 Plans, as well as the non-plan grants as of December 31, 2003:

Range of exercise prices	Shares	Price
Weighted average exercise price for options outstanding:
$1.00 - $3.05	169,958	$2.28
$3.06 - $4.99	445,042	4.10
$5.00 - $5.99	238,500	5.63
$6.00 - $7.99	250,000	7.04
$8.00 - $11.00	136,250	9.42
$11.01 - $14.00	243,750	13.71

	1,483,500

Weighted average exercise price for options exercisable:
$1.00 - $3.05	122,458	$2.21
$3.06 - $4.99	256,167	3.90
$5.00 - $5.99	187,500	5.70
$6.00 - $7.99	74,500	6.37
$8.00 - $11.00	54,000	9.67
$11.01 - $14.00	140,500	13.52

	835,125

		Years
Weighted average remaining contractual life for options outstanding (in years):
$1.00 - $3.05	169,958	6.1
$3.06 - $4.99	445,042	6.8
$5.00 - $5.99	238,500	4.5
$6.00 - $7.99	250,000	9.0
$8.00 - $11.00	136,250	8.1
$11.01 - $14.00	243,750	7.9

	1,483,500

Other

        During 2003, $31,000 was recorded as non-cash compensation expense related to 25,000 options granted to certain directors for their service on the Board of Directors at a $4.00 exercise price, which at the time of issuance was below the quoted market price.

Employee Stock Purchase Plan

        Under the Employee Stock Purchase Plan, or Employee Plan, adopted in December 1991 and as amended in June 1998, the Company is authorized to issue up to 400,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under terms of the Employee Plan, employees can have from 2% to 5% of their salary withheld to purchase common stock. The purchase price of the stock is 85% of the lower of its beginning-of-year or end-of-year market price. Under the Employee Plan, Fischer issued 25,408 and 120,844 shares for the years ended December 31, 2003 and 2001, respectively, relating to employee withholdings. Shares issued in 2003 were for the year ended December 31, 2002. As of the date of this filing, there are no shares available for purchase under the Employee Plan.

(10) BENEFIT PLANS

401(k) Plan

        In 1985, Fischer established The Fischer Imaging Employee Capital Accumulation Plan, which is governed by Section 401(k) of the Internal Revenue Code. Employees are eligible to participate in the plan upon completion of one month of service. Investments in the 401(k) plan are primarily made in independently managed mutual funds. The Company matches 25% of employees' contributions up to 6% of their respective annual compensation. In addition, the Plan allows the Company to make discretionary contributions. These match and discretionary contributions ratably vest over a four-year period. The Company made $132,000, $64,000 and $135,000 of match contributions for the years ended December 31, 2003, 2002 and 2001, respectively. The Company did not make a discretionary contribution in the years ended December 31, 2003, 2002 and 2001.

(11) RELATED PARTY TRANSACTIONS

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

        Our Denver headquarters and manufacturing facility is leased from JN Properties under a lease effective August 1, 1992, which expires July 31, 2012. A former employee, as of December 31, 2003, who was also previously a director of the Company, Chairman of the Board, Chief Executive Officer and Chief Technology Officer, and a 12.8% shareholder is a general partner in JN Properties. The lease requires us to pay all taxes, insurance, operating and maintenance expenses for the facility, and provides for an annual base rent which is subject to adjustment at the beginning of the 8th, 13th and 18th lease year based on the then current market rent for similar premises, provided that the base rent may not be increased at any one time by more than 7%. We made total lease payments of $796,000 in 2003, 2002 and 2001.

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

        During 1999, the Company extended a loan in the amount of $252,000 to a former President and Chief Executive Officer and director pursuant to his employment agreement, in consideration for his agreement to relocate to Colorado immediately. At December 31, 2003 and 2002, $100,000 of the loan was outstanding and is to be repaid in full by August 2004.

(12) SEGMENT AND CUSTOMER INFORMATION

        The Company operates in a single industry segment: the design, manufacture and marketing of specialty digital imaging systems and other medical devices primarily for the diagnosis and treatment of breast cancer. The Company manufactures its products in the United States and distributes them in the United States, Europe and elsewhere.

        Revenues and identifiable assets for foreign subsidiaries for years ended December 31, 2003, 2002 and 2001 were as follows (in thousands):

	2003	2002	2001
Revenues	$8,196	$2,194	$1,741
Identifiable assets	5,898	2,446	791

        In addition, during 2003, 2002 and 2001, and the Company's export revenues were $1.1 million, $3.8 million and $5.5 million, respectively. The Company's total foreign revenues were $9.3 million, $6.0 million and $7.2 million in 2003, 2002 and 2001, respectively.

        The Company's revenues generally are concentrated among customers in the healthcare industry. The Company establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Accounts receivable are generally unsecured.

        During 2003, 2002 and 2001, the following customers, both of which are dealers, represented greater than 5% of the Company's revenues:

	2003	2002	2001
Ethicon-Endo Surgery, Inc (a division of Johnson & Johnson, Inc.)	10.9%	11.4%	11.4%
Analogic Corporation	4.8%	5.5%	7.7%

(13) COMMITMENTS AND CONTINGENCIES

Litigation

        A complaint was filed with the Equal Employment Opportunity Commission by a group of former employees alleging age discrimination as a result of two employee layoffs during 2001. In November 2002, the EEOC granted a "No Cause" determination as to the merits of the complaint before them and issued "right to sue" letters to all plaintiffs in December 2002. The Company was a defendant in a lawsuit filed by these same employees in March 2003. The lawsuit was settled in March 2004 and we have accrued estimated costs of $150,000 as of December 31, 2003 and December 31, 2002.

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

        In addition, we have incurred and anticipate that we will continue to incur substantial legal expenses and some diversion of senior management's time in connection with the SEC investigation and the securities lawsuit that could negatively affect our results of operations.

Operating Leases

        Fischer leases buildings and equipment under various operating lease agreements that provide for the following minimum future lease payments: (in thousands)

2004	$925
2005	922
2006	935
2007	936
2008	852
Thereafter	3,172

Total	$7,742

        Of the above total lease commitments, $7,342,000 relates to the JN properties building lease (see Note 12—Related Parties). Total rent expense was approximately $936,000, $834,000 and $876,000 in 2003, 2002 and 2001, respectively. The total rent expense includes rent expense for JN properties of $796,000 for each of 2003, 2002 and 2001.

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

(14) QUARTERLY FINANCIAL DATA—UNAUDITED

        (in thousands, except per share data):

	First Quarter 2003	Second Quarter 2003	Third Quarter 2003	Fourth Quarter 2003	Year Ended 2003
Revenues	$9,492	$12,057	$11,649	$12,964	$46,162
Gross profit	2,046	2,671	2,984	(277)	7,424
Net (loss) income	(2,385)	(2,399)	(2,045)	(7,584)	(14,413)
Basic (loss) income per share	$(.26)	$(.26)	$(.22)	$(.81)	$(1.55)
Diluted (loss) income per share	$(.26)	$(.26)	$(.22)	$(.81)	$(1.55)
	First Quarter 2002	Second Quarter 2002	Third Quarter 2002	Fourth Quarter 2002	Year Ended 2002
Revenues	$11,568	$10,054	$12,946	$10,542	$45,110
Gross profit	3,026	(912)	2,450	479	5,043
Net (loss) income	(887)	18,532	(2,145)	(5,780)	9,720
Basic (loss) income per share	$(0.10)	$2.01	$(0.23)	$(0.62)	$1.06
Diluted (loss) income per share	$(0.10)	$1.89	$(0.23)	$(0.62)	$1.00
	First Quarter 2001	Second Quarter 2001	Third Quarter 2001	Fourth Quarter 2001	Year Ended 2001
Revenues	$10,828	$10,930	$10,095	$10,062	$41,915
Gross profit	3,896	4,605	4,237	3,886	16,624
Net (loss) income	(544)	275	634	517	882
Basic (loss) income per share	$(0.06)	$0.03	$0.07	$0.06	$0.10
Diluted (loss) income per share	$(0.06)	$0.03	$0.06	$0.05	$0.09