Form 10-Q
period 2004-03-31
FISCHER IMAGING CORP
filed 2004-05-17
CIK 750901

Use these links to rapidly review the document
FISCHER IMAGING CORPORATION TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended March 31, 2004
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

        The number of shares of Registrant's Common Stock outstanding as of April 30, 2004 was 9,348,484.

FISCHER IMAGING CORPORATION
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FISCHER IMAGING CORPORATION

CONSOLIDATED BALANCE SHEETS

(amounts in thousands except share data)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,138	$1,910
Accounts receivable, net of allowance for doubtful accounts of $959 and $942 at March 31, 2004 and December 31, 2003, respectively	5,864	9,371
Inventories, net	15,562	14,918
Prepaid expenses and other current assets	2,147	1,637

Total current assets	27,711	27,836
Property and equipment:
Manufacturing equipment	4,468	4,415
Office equipment and leasehold improvements	5,625	5,453

Total property and equipment	10,093	9,868
Less: accumulated depreciation	(6,709)	(6,458)

Property and equipment, net	3,384	3,410
Intangible assets, net	1,066	1,077
Other	25	25

Total assets	$32,186	$32,348

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$5,144	$8,378
Current maturities under capital lease obligation	255	231
Accrued salaries and wages	1,827	1,630
Customer deposits	10,324	4,091
Accrued warranties	2,379	1,987
Deferred service revenue	499	455
Other current liabilities	2,318	1,659

Total current liabilities	22,746	18,431
Long-term debt	158	223
Non-current deferred revenue	619	619

Total liabilities	23,523	19,273
Contingencies
Stockholders' Equity:
Preferred Stock, 5,000,000 shares authorized:
Series C Junior participating preferred stock, $.01 par value, 500,000 shares authorized, no shares issued and outstanding	—	—
Series D Convertible preferred stock, $.01 par value, 506,667 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 25,000,000 shares authorized; 9,348,484 shares issued and outstanding at March 31, 2004 and December 31, 2003	94	94
Paid-in capital	49,343	49,343
Accumulated deficit	(40,190)	(35,712)
Accumulated other comprehensive loss	(584)	(650)

Total stockholders' equity	8,663	13,075

Total liabilities and stockholders' equity	$32,186	$32,348

The accompanying notes are an integral part of these consolidated financial statements

FISCHER IMAGING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands except per share data)

(Unaudited)

	Three Months Ended
	March 31, 2004	March 30, 2003
Revenues:
Products	$8,763	$6,071
Services	3,243	3,421

Total revenues	12,006	9,492
Cost of sales:
Products	6,378	4,924
Services	3,782	2,522

Total cost of sales	10,160	7,446

Gross profit	1,846	2,046

Operating expenses:
Research and development	1,370	1,070
Selling and marketing	2,665	1,695
General and administrative	2,237	1,657

Total operating expenses	6,272	4,422

Loss from operations	(4,426)	(2,376)
Other income and (expense):
Interest expense	(7)	(8)
Interest income	1	20
Other expense, net	(46)	(21)

Net loss	$(4,478)	$(2,385)

Net loss per share:
Basic	$(0.48)	$(0.26)

Diluted	$(0.48)	$(0.26)

Weighted average shares used to calculate net loss per share:
Basic	9,348	9,309

Diluted	9,348	9,309

The accompanying notes are an integral part of these consolidated financial statements.

FISCHER IMAGING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	Three Months Ended
	March 31, 2004	March 30, 2003
Cash flows from operating activities:
Net loss	$(4,478)	$(2,385)
Adjustments to reconcile net loss to net cash provided (used) in operating activities:
Depreciation	251	391
Amortization of intangible assets	11	(35)
Change in current assets and liabilities
Accounts receivable	3,507	2,473
Inventories	(644)	(567)
Prepaid expenses and other current assets	(510)	(323)
Accounts payable and accrued liabilities	(1,938)	(3,809)
Customer deposits	6,233	140
Deferred service revenue	(5)	(94)
Other	—	153

Net cash provided (used) in operating activities	2,427	(4,056)
Cash flows from investing activities:
Purchases of property and equipment	(225)	(935)

Net cash used in investing activities	(225)	(935)
Cash flows from financing activities:
Proceeds from sale of common stock	—	129
Payment on leases	(40)	—

Net cash provided (used) by financing activities	(40)	129
Effect of exchange rate changes on cash	66	196

Net increase (decrease) in cash and cash equivalents	2,228	(4,666)
Cash and cash equivalents, beginning of period	1,910	8,401

Cash and cash equivalents, end of period	$4,138	$3,735

The accompanying notes are an integral part of these consolidated financial statements.

FISCHER IMAGING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2004
(UNAUDITED)

(1)   GENERAL

        In management's opinion, the accompanying unaudited consolidated balance sheet, statements of operations and cash flows contain all adjustments necessary to present fairly in all material respects the financial position of Fischer Imaging Corporation (the "Company," "we" or "our") at March 31, 2004, its results of operations and its cash flows for the three months ended March 31, 2004 and March 30, 2003. Results of operations and cash flows for the interim periods may not be indicative of the results of operations and cash flows for the full fiscal year.

        In prior years the Company closed its quarter end on the Sunday closest to month-end. Effective January 1, 2004 the Company closes its quarter ends on the last calendar day of the month. Certain reclassifications have been made to prior year amounts to conform to current year presentation.

(2)   REVENUE RECOGNITION

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

        Inventories consisted of the following components (in thousands):

	March 31, 2004	December 31, 2003
Raw materials	$10,136	$8,925
Work in process and finished goods	9,120	9,313

	19,256	18,238
Reserve for excess and obsolete inventories	(3,694)	(3,320)

Inventories, net	$15,562	$14,918

(4)   DEBT

        Debt at March 31, 2004 and December 31, 2003 consists solely of a two-year capital lease obligation for computer equipment and software. The capital lease is secured by computer equipment.

        In June 2003, the Company entered into an $8.0 million credit facility, subject to restrictions based on eligible receivables. The amount available under the credit facility at March 31, 2004 was approximately $4.2 million. As amended, this credit agreement expires on December 9, 2004, and is secured by all the assets of the Company. Borrowings under the agreement bear interest at the bank's prime rate, plus 2.75%, with a minimum total interest rate of 7%. As of March 31, 2004 and December 31, 2003, there are no outstanding borrowings under the facility. As of March 31, 2004 the Company was not in compliance with certain financial covenants under the line of credit facility and management is in the process of renegotiating the relevant financial covenants, as well as seeking an extension of the maturity date.

(5)   NET LOSS PER SHARE

        Basic earnings or loss per share is computed by dividing the Company's net income or loss by the weighted average number of shares of common stock outstanding at the reporting date. Diluted earnings or loss per share is determined by dividing the net earnings or loss by the sum of the weighted average number of common shares outstanding, and if not anti-dilative, the effect of outstanding stock options determined utilizing the treasury stock method.

        A reconciliation between the number of securities used to calculate basic and diluted net loss per share is as follows (in thousands):

	Three Months Ended
	March 31, 2004	March 30, 2003
Weighted average of common shares outstanding:
Basic	9,348	9,309
Dilative effect of stock options	—	—

Diluted	9,348	9,309

        Outstanding options to purchase shares of common stock under the Company's current stock option and non-grant plans as of March 31, 2004 and March 30, 2003, totaled 1,396,250 and 1,662,250, respectively. Options were excluded from the computation of diluted earnings per share for the quarters ended March 31, 2004 and March 30, 2003 because their effect is anti-dilative.

(6)   STOCK BASED COMPENSATION

        The Company's stock option grants are accounted for under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is recognized in net loss, unless the option price is less than the current market price. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123. "Accounting for Stock-Based Compensation," to employee stock benefits.

        For purposes of this pro forma disclosure, the estimated fair value of the options are assumed to be amortized to expense over the options' vesting periods (in thousands, except per share amounts).

	Three Months Ended
	March 31, 2004	March 30, 2003
Net loss, as reported	$(4,478)	$(2,385)
Fair value-based compensation cost, net of tax	(332)	(878)

Pro forma net loss	$(4,810)	$(3,263)

Basic loss per share:
As reported	$(0.48)	$(0.26)

Pro forma	(0.51)	(0.35)

Diluted loss per share:
As reported	$(0.48)	$(0.26)

Pro forma	(0.51)	(0.35)

(7)   COMPREHENSIVE LOSS

        Comprehensive loss is defined as the change in equity of an enterprise other than the change resulting from investments by, or distributions to, its owners. Foreign currency translation adjustments for three months ended March 31, 2004 resulted in a currency translation gain due to the weakening of the United States Dollar to the Euro during the period.

        For the Company, comprehensive loss includes only net loss and foreign currency translation adjustments, as follows (in thousands):

	Three Months Ended
	March 31, 2004	March 30, 2003
Net loss	$(4,478)	$(2,385)
Foreign currency translation adjustments	66	196

Comprehensive loss	$(4,412)	$(2,189)

(8)   SEGMENT AND CUSTOMER INFORMATION

        The Company operates in a single industry segment: the design, manufacture and marketing of specialty digital imaging systems and other medical devices primarily for the diagnosis and treatment of breast cancer. The Company manufactures its products in the United States and distributes them in the United States, Europe and elsewhere.

        Revenues and identifiable assets for non-domestic operations for periods ended March 31, 2004 and March 30, 2003 were as follows (in thousands):

	Three Months Ended
	March 31, 2004	March 30, 2003
Revenues	$2,545	$1,312
Identifiable assets	3,040	3,444

(9)   CONTINGENCIES

Legal Proceedings

        A complaint was filed with the Equal Employment Opportunity Commission by a group of former employees alleging age discrimination as a result of two employee layoffs during 2001. In November 2002, the EEOC granted a "No Cause" determination as to the merits of the complaint before them and issued "right to sue" letters to all plaintiffs in December 2002. The Company was a defendant in a lawsuit filed by these same employees in March 2003. The lawsuit was settled in March 2004 and we have accrued the final settlement costs of $150,000 as of March 31, 2004 and December 31, 2003.

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

        On April 10, 2003 and on June 3, 2003, The Sorkin, LLC and James K. Harbert filed putative class action lawsuits against us and three of our former officers and directors, Morgan Nields, Gerald Knudson and Louis Rivelli, in the United States District Court for the District of Colorado. The complaints are purportedly brought on behalf of purchasers of shares of our common stock during the period February 14, 2001 to April 1, 2003 and allege that, among other things, during the putative class period, the Company and the individual defendants made materially false statements in violation of Section 10(b) of the Exchange Act, Rule 10b-5 promulgated under the Exchange Act, and Section 20(a) of the Exchange Act. The complaints seek unspecified compensatory damages and other relief. On August 7, 2003, the Company, and Messrs. Nields and Knudson moved to dismiss all claims asserted by The Sorkin, LLC and Harbert. On August 18, 2003, Mr. Rivelli moved to dismiss all claims asserted in those lawsuits. On October 20, 2003, Mr. Harbert moved to dismiss his lawsuit, which the court subsequently granted. On October 21, 2003, The Sorkin, LLC and Mr. Harbert filed an amended class action complaint. The amended complaint contains the same claims for relief against us and Messrs. Nields and Rivelli, but does not assert any claims against Mr. Knudson. In addition, the amended complaint seeks to recover unspecified compensatory damages and other relief on behalf of purchasers of shares of our common stock during the period February 14, 2001 to July 17, 2003. The Company, Mr. Nields and Mr. Rivelli have filed motions to dismiss all claims asserted in the amended complaint.

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

Patent Settlement

        During the second quarter of 2002, the Company settled a patent infringement lawsuit and $7.2 million of the settlement was scheduled to be received in equal annual installments of $900,000 over the remaining eight-year life of the associated patents. Due to various contingencies, the payments will be recognized as cash is received over the remaining payment period. The Company will recognize an other income item in the amount of $900,000 during the second quarter of 2004, which will leave a balance of $5.4 million to be recognized as cash is received over the remaining six-year patent life.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Language

        This report contains forward-looking information that involves risk and uncertainties, including statements regarding our plans, objectives, expectations, and intentions. Such statements include, without limitation, statements regarding various estimates we have made in preparing our financial statements, statements regarding our expectations relating to increased digital mammography sales and our geographical mix of sales, as well as statements regarding expected future trends relating to our results of operations and the sufficiency of our liquidity and access to additional capital resources. These forward-looking statements are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those anticipated. Factors that could cause actual results to materially differ include, without limitation, our ability to implement our operating plan intended to return the company to positive cash flow from operations which involves increasing revenues and improving operating efficiencies; our reliance on a single source of supply for some key components of our products as well as the need to comply with especially high standards for those components in the manufacture of our SenoScan® product; uncertainties inherent in the development of new products and the enhancement of existing products, including technical and regulatory risks, cost overruns and delays; the risk that newly introduced products may contain undetected errors or defects or otherwise not perform as anticipated; our ability to predict accurately the demand for our products and to develop strategies to address our markets successfully; the early stage of market development for digital X-ray products; risks relating to compliance with financial covenants under our line of credit facility; technical innovations that could render products marketed or under development by us obsolete; competition; and reimbursement policies for the use of our products. Other factors that could adversely affect our business and prospects are described in our filings with Securities and Exchange Commission, including our Form 10-K for the year ended December 31, 2003. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date of this report. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any such statement is based.

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

        The critical accounting policies that we believe affects the more significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report are described in the Management Discussion and Analysis of Financial Condition and Results of Operations included in our Annual report on Form 10-K for the fiscal year ended December 31, 2003. There have been no material changes to our critical accounting policies.

Overview

        We design, manufacture and sell innovative mammography and digital imaging products used in the diagnosis of breast cancer and other diseases. Our two primary breast cancer products are our MammoTest® stereotactic breast biopsy system, which we introduced in 1988, and our SenoScan®

digital mammography system, introduced in late 2001. MammoTest® is a mature product, and while we have introduced, and intend to continue to introduce, continued improvements to the system, it is not expected to provide significant growth in revenue going forward. We believe SenoScan® has significant potential for growth as digital mammography gains acceptance over traditional x-ray film mammography. Our ability to grow SenoScan® sales and capture market share in this emerging digital market is important to our success. SenoScan® was approved by the FDA for sale in 2001 and since then we have invested, and will continue to invest, significant resources to enhance performance and features, as it becomes a more mature product line. We also recently reinitiated our efforts to market and sell our Electrophysiology and VersaRad x-ray products to the general radiology market through our RE&S division. In addition to our product sales we provide services for installation and application training at the time our products are installed at the customer's location. We also sell parts and provide maintenance services under our limited warranties, under long-term contracts, or at hourly rates.

        The Company incurred significant losses and had negative cash flows from operations during 2003 and we incurred a $4.5 million net loss during the first quarter of 2004. We are actively executing an operating plan intended to return the company to positive cash flow from operations. Key components to this plan include increasing revenues and improving our operating efficiencies to reduce cost of sales, thereby improving gross margins, and lowering our overall operating costs as a percentage of revenues. Our future revenue growth and success depends largely upon increasing sales of our SenoScan product and entering into corporate relationships to broaden our products' reach. We are undertaking a number of steps to improve the performance and reliability of our SenoScan® product and to advance our technology for digital imaging, which we believe will result in a significant increase in product revenues. We have begun implementing manufacturing and process improvements and redesigning parts and components to our products that we believe will result in reducing cost of sales and increasing gross margins on our products. We expect our service revenue to increase, as our installation base for our product continues to increase, such that our service revenues become more inline with our service cost infrastructure, improving gross margins for our service organization. Our operating plan includes reducing our overall operating costs as a percentage of revenue as we expect not to continue incurring costs associated with the restatement of our financial statements or continued initial start up costs to expand our European operations. We expect to continue investing resources to build an organizational infrastructure to support our business objectives and continue meeting corporate governance requirements. However, increases in our expenditure rate will only occur as our sales increase and gross margins materialize. We will, if necessary, scale back our expenditures in order to maintain our financial liquidity. We expect to continue incurring operating losses during much of 2004 as it will take time for our strategic and operating initiatives to have a positive affect on our business operations.

        The implementation of our strategic and operational initiatives during the first quarter has resulted in increased order flow, as evidenced by the $3.5 million increased in the non-domestic sales backlog at March 31, 2004, as compared to December 31, 2003. Nonetheless, we have continued to experience sub-component supply difficulties during the first quarter of 2004, specifically related to our supplier of detectors for our SenoScan® product. Consequently, we have experienced unanticipated delays in production that have prevented us from meeting some of our customer requested delivery dates. As a result of this issue we have incurred additional costs in manufacturing, shipping and installation and experienced a sales shortfall. In addition, although we continue to work towards rectifying the deficiencies that will enable us to regain the CE Mark on our product distributed in the European Union, this deficiency was not resolved during the first quarter of 2004. Accordingly, no MammoTest® units were shipped to Europe and our financial results were negatively impacted. During the second quarter of 2004 we expect to regain the CE Mark and resume shipments.

        We incurred a net loss from operations of $4.4 million for the quarter ended March 31, 2004 compared to a net loss from operations of $2.4 million for the quarter ended March 30, 2003. The increase in the net loss from operations was primarily due to an increased loss from service sales of $1.4 million and increased operating expenses of $1.9 million. These increases were partially offset by gross product margins relating to higher product sales volume and manufacturing efficiencies totaling $1.3 million.

Results of Operations

        The following table sets forth the percentage of revenues represented by certain data included in our statements of operations for the periods indicated:

	Three Months Ended
	March 31, 2004	March 30, 2003
Revenues:
Product revenues	73.0%	64.0%
Service revenues	27.0	36.0

Total revenues	100.0%	100.0%

Cost of sales:
Products	53.1%	51.9%
Services	31.5	26.6
Research and development	11.4	11.3
Selling and marketing	22.2	17.9
General and administrative	18.6	17.5

Loss from operations	(36.9)	(25.0)
Other expense, net	(0.4)	(0.1)

Net loss	(37.3)%	(25.1)%

Product and Service Revenues

        Total revenues increased 26.5% to $12.0 million during the quarter ended March 31, 2004 from $9.5 million during the quarter ended March 30, 2003. Product revenues increased 44.4% to $8.8 million in the first quarter of 2004 from $6.1 million in the first quarter of 2003 primarily due to a 16.4% increase in our MammoTest® system sales, an 93.1% increase in our SenoScan® system sales products and a 20.7% increase in sales of our RE&S products. Our service revenues decreased 5.2% primarily due to lower parts sales. First quarter 2004 sales include $2.2 million of a non-domestic sale that was shipped in December 2003. Of the total fourth quarter 2003 shipment to this non-domestic customer, $6.2 million has not met our revenue recognition criteria and is included in our March 31, 2004 sales backlog. Total revenue for the first quarter 2004 was $1.0 million less than fourth quarter 2003. We continue to experience difficulties with material availability, assembly and installation of SenoScan® systems, which have and continues to affect our revenues.

Cost of Sales—Products

        Cost of sales for products increased 29.5% to $6.4 million in the first quarter of 2004 from $4.9 million in the first quarter of 2003. As a percent of product revenue, cost of sales decreased to 73.2% in the first quarter of 2004 compared to 81.1% in the first quarter of 2003. The overall decrease in cost of sales as a percentage of revenue is due primarily to favorable pricing on certain SenoScan® product sales and a decrease of $0.5 million in manufacturing costs.

Cost of Sales—Service

        Cost of sales for services increased 50.0% to $3.8 million in the first quarter of 2004 from $2.5 million in the first quarter of 2003. As a percent of service revenues, cost of service sales increased to 116.6% in the first quarter of 2004 compared to 73.7% in the first quarter of 2003. This increase was primarily due to an increase in the number of SenoScan® installations and continued component reliability issues with our SenoScan® product.

Research and Development Expenses

        Research and development expenses increased 28.1% to $1.4 million in the first quarter of 2004 from $1.1 million in the first quarter of 2003. As a percent of revenue we spent 11.4% in the first quarter of 2004 compared to 11.3% in the first quarter of 2003. Our compensation costs increased 15.6% as we increased our staffing levels in software development and engineering to focus on redesigning older products and enhancing the features, functionality and reliability of our SenoScan® product. Research and development expenses, other than compensation-related costs, increased by 99%, driven by purchases of development-related materials.

Selling and Marketing Expenses

        Selling and marketing expenses increased 57.3% to $2.7 million in the first quarter of 2004 from $1.7 million in the first quarter of 2003. Our selling and marketing expenses increased to 22.2% of revenues in the first quarter of 2004 from 17.8% of revenues in the first quarter of 2003. The 4.4% increase in sales and marketing expense, as a percentage of sales, during the first quarter of 2004 as compared to the first quarter of 2003 is due to commissions on the non-domestic sale recognized in the first quarter of 2004.

General and Administrative Expenses

        General and administrative expenses increased 35.0% to $2.2 million in the first quarter of 2004 from $1.7 million in the first quarter of 2003. Our increase in general and administrative expenses was primarily due to increased legal fees, contract staffing levels and audit fees during the first quarter of 2004 to support completion of our financial restatement and improvements to our financial reporting.

Interest Expense/Interest Income

        Interest expense decreased to $7,000 in the first quarter of 2004 from $8,000 in the first quarter of 2003 due to lower outstanding debt obligations. Interest income decreased to $1,000 in the first quarter of 2004 from $20,000 in the first quarter of 2003 due to lower average cash balances outstanding.

Income Taxes

        We estimated that we would not owe taxes for the quarter ended March 31, 2004 and the year ended December 31, 2003. Accordingly, no income tax benefit or provision was recorded. This was determined based upon the anticipated 2004 results of operations and an available net operating loss carry-forward of $30.1 million at December 31, 2003. As of March 31, 2004 and December 31, 2003, we had a 100% valuation allowance against our deferred tax asset of $16.2 million that resulted in a net deferred tax asset of $0.

Liquidity and Capital Resources

        As of March 31, 2004, we had $4.1 million in cash and $5.0 million in working capital compared to $1.9 million in cash and $9.4 million in working capital at December 31, 2003. The significant increase in our cash and significant decrease in working capital resulted from more effective collection of receivables and the receipt of customer deposits, generating cash that was consumed to fund our operating losses in the first quarter of 2004.

        We generated $2.4 million of cash in our operating activities during the first quarter of 2004, which is primarily the result of our net loss of $4.5 million, offset by non-cash charges for depreciation and amortization of $0.3 million, and cash provided by operations of $6.6 million based on net change in current assets and current liabilities. Our receivables decreased by $3.5 million due to improved cash collections, and customer deposits increased $6.2 million, while our payables decreased by $1.9 million due to cash payments to vendors as a result of our inventory build up at the end of 2003 to support the significant non-domestic sale of multiple SenoScan® units shipped in December 2003. Cash collections in the first quarter include a $9.0 million receipt on that non-domestic sale. Of the $9.0 million receipt, $6.2 million is a customer deposit and we anticipate recognizing revenue related to this sale during 2004 as the machines are installed.

        We used $0.2 million of cash in our investing activities during the first quarter of 2004 for capital expenditures to support efforts in manufacturing and research and development, as well as the purchase of office equipment for staff additions.

        In June 2003, we entered into an $8.0 million credit facility, subject to restrictions based on eligible receivables. The amount available under the credit facility at March 31, 2004 was approximately $4.2 million. As amended, this credit agreement expires on December 9, 2004, and is secured by all of our assets. Borrowings under the agreement bear interest at the bank's prime rate, plus 2.75%, with a minimum total interest rate of 7%. As of March 31, 2004 and December 31, 2003, there are no outstanding borrowings under the facility. As of March 31, 2004 the Company was not in compliance with certain financial covenants under the line of credit facility and management is in the process of renegotiating the relevant financial covenants, as well as seeking an extension of the maturity date.

        We expect to continue incurring operating losses during much of 2004 as it will take time for our strategic and operating initiatives to have a positive affect on our business operations. We have developed an operating plan intended to return the company to positive cash flow from operations. Please see "Overview" above for discussion of that plan.

        We believe that our balances of cash, cash flows expected to be generated by future operating activities, amounts available under our credit facility, upon renegotiation, and the financing of future payments due from our 2002 patent lawsuit settlement will be sufficient to meet our cash requirements over the next twelve months. We may require additional financing sooner than expected depending on the factors listed in the preceding paragraph. Additionally, we may require additional financing sooner than expected if we identify significant opportunities to invest in our core technology or to accelerate growth in market share and revenues. We expect that to meet our long-term needs we may need to raise additional funds through the sale of equity securities, the incurrence of indebtedness or through funds derived through entering into collaborative agreements with third parties.

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

Backlog

        As of March 31, 2004, we had backlog of $21.1 million, including $6.2 million related to a large order from an non-domestic customer that shipped in December 2003. The revenue associated with this non-domestic order was not recorded at March 31, 2004 because our criteria for revenue recognition had not been met. The customer paid the entire invoice amount in the first quarter of 2004. As of December 31, 2003 we had backlog of $19.8 million, which included $8.4 million related to the non-domestic order discussed above. The increase in backlog is partially attributable to continuing difficulties with SenoScan® material availability, product assembly and installation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

        We are exposed to foreign currency risks through our subsidiary operations in Switzerland and Germany. At March 31, 2004 and December 31, 2003 we had cash, receivables and current liabilities that represent a net balance denominated in Euros of $1.0 million and $3.1 million, respectively. We do not employ any risk mitigation or hedging techniques with respect to amounts exposed to fluctuations in foreign currency exchange rates.

Item 4. Controls and Procedures

        In early 2003, we identified several accounting inaccuracies and errors that significantly affected our previously reported financial results. Under the direction of our Board of Directors, and primarily our Audit Committee, we completed a comprehensive analysis of our accounting policies and practices and a restatement of our previously reported financial results for 2000, 2001 and nine months ended September 29, 2002. Our new auditors, Ernst & Young LLP, completed a re-audit of our consolidated financial statements for 2000 and 2001 and have also performed an audit of our 2002 and 2003 annual financial statements. See our annual report for 2002 filed on Form 10-K for a detailed description of our internal review and restatement of our financial statement.

        As a result of our internal review, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) were not effective during 2003, and, as a result, we were not able to timely file all reports required to be filed by us pursuant to Section 15(d) of the Securities Exchange Act of 1934. Our inability to timely file the required reports was due to, among other things, the fact that management's time and attention had been consumed by the auditing and re-auditing of our financial statements for the years ended December 31, 2003, 2002, 2001 and 2000 and the resulting restatements in 2001 and 2000.

        However, we implemented actions and modifications to our disclosure controls and procedures in an effort to correct the deficiencies and weaknesses. As a result, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) as of March 31, 2004. Our disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them to material information required to be included in our periodic SEC reports. This quarterly report on Form 10-Q is being filed timely.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings:

        A complaint was filed with the Equal Employment Opportunity Commission by a group of former employees alleging age discrimination as a result of two employee layoffs during 2001. In November 2002, the EEOC granted a "No Cause" determination as to the merits of the complaint before them and issued "right to sue" letters to all plaintiffs in December 2002. The Company was a defendant in a lawsuit filed by these same employees in March 2003. The lawsuit was settled in March 2004 and we have accrued the final settlement costs of $150,000 as of March 31, 2004 and December 31, 2003.

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

        On April 10, 2003 and on June 3, 2003, The Sorkin, LLC and James K. Harbert filed putative class action lawsuits against us and three of our current and former officers and directors, Morgan Nields, Gerald Knudson and Louis Rivelli, in the United States District Court for the District of Colorado. The complaints are purportedly brought on behalf of purchasers of shares of our common stock during the period February 14, 2001 to April 1, 2003 and allege that, among other things, during the putative class period, we and the individual defendants made materially false statements in violation of Section 10(b) of the Exchange Act, Rule 10b-5 promulgated under the Exchange Act, and Section 20(a) of the Exchange Act. The complaints seek unspecified compensatory damages and other relief. On August 7, 2003, we, and Messrs. Nields and Knudson moved to dismiss all claims asserted by The Sorkin, LLC and Harbert. On August 18, 2003, Mr. Rivelli moved to dismiss all claims asserted in those lawsuits. On October 20, 2003, Mr. Harbert moved to dismiss his lawsuit, which the court subsequently granted. On October 21, 2003, The Sorkin, LLC and Mr. Harbert filed an amended class action complaint. The amended complaint contains the same claims for relief against us and Messrs. Nields and Rivelli, but does not assert any claims against Mr. Knudson. In addition, the amended complaint seeks to recover unspecified compensatory damages and other relief on behalf of purchasers of shares of our common stock during the period February 14, 2001 to July 17, 2003. The Company, Mr. Nields and Mr. Rivelli have filed motions to dismiss all claims asserted in the amended complaint.

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

(b)   Reports on Form 8-K: None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISCHER IMAGING CORPORATION
Date: May 17, 2004	/s/ HARRIS RAVINE Harris Ravine Chief Executive Officer and President
Date: May 17, 2004	/s/ DAVID KIRWAN David Kirwan Chief Financial Officer