Form 10-Q
period 2004-06-30
FISCHER IMAGING CORP
filed 2004-08-12
CIK 750901

Use these links to rapidly review the document
FISCHER IMAGING CORPORATION TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended June 30, 2004
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

The number of shares of Registrant's Common Stock outstanding as of June 30, 2004 was 9,366,484.

FISCHER IMAGING CORPORATION

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FISCHER IMAGING CORPORATION

CONSOLIDATED BALANCE SHEETS

(amounts in thousands except share data)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,090	$1,910
Accounts receivable, net of allowance for doubtful accounts of $876 and $942 at June 30, 2004 and December 31, 2003, respectively	10,828	9,371
Inventories, net	13,169	14,918
Prepaid expenses and other current assets	1,773	1,637

Total current assets	30,860	27,836
Property and equipment:
Manufacturing equipment	4,622	4,415
Office equipment and leasehold improvements	5,706	5,453

Total property and equipment	10,328	9,868
Less: accumulated depreciation	(6,961)	(6,458)

Property and equipment, net	3,367	3,410
Intangible assets, net	1,055	1,077
Other	25	25

Total assets	$35,307	$32,348

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$8,354	$8,378
Current maturities under capital lease obligation	322	231
Accrued salaries and wages	1,653	1,630
Customer deposits	6,767	4,091
Accrued warranties	3,369	1,987
Deferred service revenue	535	455
Other current liabilities	1,865	1,659

Total current liabilities	22,865	18,431
Long-term debt	30	223
Non-current deferred revenue	571	619

Total liabilities	23,466	19,273
Contingencies
Stockholders' Equity:
Preferred Stock, 5,000,000 shares authorized:
Series C Junior participating preferred stock, $.01 par value, 500,000 shares authorized, no shares issued and outstanding	—	—
Series D Convertible preferred stock, $.01 par value, 506,667 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 25,000,000 shares authorized; 9,366,484 and 9,348,484 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	94	94
Paid-in capital	49,383	49,343
Accumulated deficit	(37,035)	(35,712)
Accumulated other comprehensive loss	(601)	(650)

Total stockholders' equity	11,841	13,075

Total liabilities and stockholders' equity	$35,307	$32,348

The accompanying notes are an integral part of these consolidated financial statements

FISCHER IMAGING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2004	June 29, 2003	June 30, 2004	June 29, 2003
Revenues:
Products	$16,354	$9,074	$25,117	$15,144
Services	3,425	2,983	6,668	6,404

Total revenues	19,779	12,057	31,785	21,548
Cost of sales:
Products	11,700	6,073	17,734	10,997
Services	4,085	3,313	8,211	5,835

Total cost of sales	15,785	9,386	25,945	16,832

Gross profit	3,994	2,671	5,840	4,716
Operating expenses:
Research and development	1,209	1,360	2,580	2,430
Selling and marketing	2,899	2,551	5,564	4,246
General and administrative	1,943	2,111	4,179	3,768

Total operating expenses	6,051	6,022	12,323	10,444

Loss from operations	(2,057)	(3,351)	(6,483)	(5,728)
Other income and (expense):
Interest expense	(14)	(5)	(20)	(13)
Interest income	1	10	2	30
Patent settlement income	5,150	900	5,150	900
Other income (expense), net	74	47	28	27

Net (loss) income	$3,154	$(2,399)	$(1,323)	$(4,784)

Net (loss) income per share:
Basic	$.34	$(0.26)	$(0.14)	$(0.51)

Diluted	$.33	$(0.26)	$(0.14)	$(0.51)

Weighted average shares used to calculate net (loss) income per share:
Basic	9,360	9,325	9,352	9,320

Diluted	9,433	9,325	9,352	9,320

The accompanying notes are an integral part of these consolidated financial statements.

FISCHER IMAGING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	Six Months Ended
	June 30, 2004	June 29, 2003
Cash flows from operating activities:
Net loss	$(1,323)	$(4,784)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	503	664
Amortization of intangible assets	22	(24)
Change in current assets and liabilities
Accounts receivable	(1,456)	1,550
Inventories	1,749	1,900
Prepaid expenses and other current assets	(46)	(1,414)
Accounts payable and accrued liabilities	1,635	(2,990)
Customer deposits	2,676	2,080
Deferred service revenue	30	(59)
Other	(137)	110

Net cash provided by (used in) operating activities	3,653	(2,967)
Cash flows from investing activities:
Purchases of property and equipment	(460)	(1,343)

Net cash used in investing activities	(460)	(1,343)
Cash flows from financing activities:
Proceeds from sale of common stock	40	129
Payment on leases	(102)	—

Net cash provided by (used in) financing activities	(62)	129
Effect of exchange rate changes on cash	49	121

Net increase (decrease) in cash and cash equivalents	3,180	(4,060)
Cash and cash equivalents, beginning of period	1,910	8,401

Cash and cash equivalents, end of period	$5,090	$4,341

The accompanying notes are an integral part of these consolidated financial statements.

FISCHER IMAGING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED JUNE 30, 2004

(UNAUDITED)

(1)   GENERAL

        In management's opinion, the accompanying unaudited consolidated balance sheet, statements of operations and cash flows contain all adjustments necessary to present fairly in all material respects the financial position of Fischer Imaging Corporation (the "Company," "we" or "our") at June 30, 2004, its results of operations for the three and six months ended June 30, 2004 and June 29, 2003 and its cash flow for the six months ended June 30, 2004 and June 29, 2003. Results of operations and cash flows for the interim periods may not be indicative of the results of operations and cash flows for the full fiscal year.

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

        Inventories consisted of the following components (in thousands):

	June 30, 2004	December 31, 2003
Raw materials	$9,647	$8,116
Work in process and finished goods	7,527	10,068

	17,174	18,184
Reserve for excess and obsolete inventories	(4,005)	(3,266)

Inventories, net	$13,169	$14,918

(4)   LONG-TERM DEBT

        Long-term debt at June 30, 2004 and December 31, 2003 consists solely of a two-year capital lease obligation for computer equipment and software. The capital lease is secured by computer equipment.

        In June 2003, the Company entered into an $8.0 million credit facility, subject to restrictions based on eligible receivables. The amount available under the credit facility at June 30, 2004 was approximately $5.9 million. As amended, this credit agreement expires on December 9, 2004, and is secured by all the assets of the Company. Borrowings under the agreement bear interest at the bank's prime rate, plus 2.75%, with a minimum total interest rate of 7%. As of June 30, 2004 and December 31, 2003, there are no outstanding borrowings under the facility.

(5)   NET EARNINGS PER SHARE

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

        A reconciliation between the number of securities used to calculate basic and diluted net loss per share is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2004	June 29, 2003	June 30, 2004	June 29, 2003
Weighted average of common shares outstanding:
Basic	9,360	9,325	9,352	9,320
Dilutive effect of stock options	73	—	—	—

Diluted	9,433	9,325	9,352	9,320

        As of June 30, 2004 and June 29, 2003, there were outstanding options to purchase 1,460,000 and 1,808,250 shares, respectively, of common stock under the Company's current stock option plans. As of June 30 2004, the option exercise prices ranged from $1.87 to $16.64.

        For the three months ended June 30, 2004 and June 29, 2003 there were anti-dilutive options to purchase 1,387,420 and 1,808,250 shares, respectively and for the six months ended June 30, 2004 and June 29, 2003 there were anti-dilutive options to purchase 1,460,000 and 1,808,250 shares, respectively. These options were excluded from the computation of diluted earnings per share for the quarters ended June 30, 2004 and June 29, 2003 and the six-month periods ended June 30, 2004 and June 29, 2003 because the effect on net earnings per share is anti-dilutive.

(6)   STOCK BASED COMPENSATION

        The Company's stock option grants are accounted for under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is recognized in net income or loss, unless the option price is less than the current market price at the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123. "Accounting for Stock-Based Compensation," to employee stock benefits.

        For purposes of this pro forma disclosure, the estimated fair value of the options are assumed to be amortized to expense over the options' vesting periods (in thousands, except per share amounts).

	Three Months Ended		Six Months Ended
	June 30, 2004	June 29, 2003	June 30, 2004	June 29, 2003
Net income (loss) as reported	$3,154	$(2,399)	$(1,323)	$(4,784)
Fair value-based compensation cost, net of tax	(246)	4	(578)	(874)

Pro forma net loss	$2,908	$(2,395)	$(1,901)	$(5,658)

Basic income (loss) per share:
As reported	$0.34	$(0.26)	$(0.14)	$(0.51)

Pro forma	0.31	(0.26)	(0.20)	(0.61)

Diluted income (loss) per share:
As reported	$0.33	$(0.26)	$(0.14)	$(0.51)

Pro forma	0.31	(0.26)	(0.20)	(0.61)

(7)   COMPREHENSIVE LOSS

        Comprehensive loss is defined as the change in equity of an enterprise other than the change resulting from investments by, or distributions to, its owners. Foreign currency translation adjustments for six months ended June 30, 2004 resulted in a currency translation gain due to the strengthening of the United States Dollar to the Euro during the period.

        For the Company, comprehensive loss includes only net income (loss) and foreign currency translation adjustments as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2004	June 29, 2003	June 30, 2004	June 29, 2003
Net income (loss)	$3,154	$(2,399)	$(1,323)	$(4,784)
Foreign currency translation adjustments	17	(75)	(49)	121

Comprehensive income (loss)	$3,171	$(2,474)	$(1,372)	$(4,663)

(8)   SEGMENT AND CUSTOMER INFORMATION

        The Company operates in a single industry segment: the design, manufacture and marketing of specialty digital imaging systems and other medical devices primarily for the diagnosis and treatment of breast cancer. The Company manufactures its products in the United States and distributes them in the United States, Europe and elsewhere.

        Revenues and identifiable assets for non-domestic operations as of June 30, 2004 and June 29, 2003 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2004	June 29, 2003	June 30, 2004	June 29, 2003
Revenues	$6,723	$777	$9,269	$2,089
Identifiable assets	$3,811	$3,024	$3,811	$3,024

(9)   CONTINGENCIES

Legal Proceedings

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Language

        This report contains forward-looking information that involves risk and uncertainties, including statements regarding our plans, objectives, expectations, and intentions. Such statements include, without limitation, statements regarding various estimates we have made in preparing our financial statements, statements regarding our expectations relating to increased digital mammography sales and our geographical mix of sales, as well as statements regarding expected future trends relating to our results of operations and the sufficiency of our liquidity and access to additional capital resources. These forward-looking statements are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those anticipated. Factors that could cause actual results to materially differ include, without limitation, our ability to implement our operating plan intended to return the company to positive cash flow from operations which involves increasing revenues and improving operating efficiencies; our reliance on a single source of supply for some key components of our products as well as the need to comply with especially high standards for those components in the manufacture of our SenoScan product; uncertainties inherent in the development of new products and the enhancement of existing products, including technical and regulatory risks, cost overruns and delays; the risk that newly introduced products may contain undetected errors or defects or otherwise not perform as anticipated; our ability to predict accurately the demand for our products and to develop strategies to address our markets successfully; the early stage of market development for digital X-ray products; risks relating to compliance with financial covenants under our line of credit facility; technical innovations that could render products marketed or under development by us obsolete; competition; and reimbursement policies for the use of our products. Other factors that could adversely affect our business and prospects are described in our filings with Securities and Exchange Commission, including our Form 10-K for the year ended December 31, 2003. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any such statement is based.

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

        The critical accounting policies that we believe affect the more significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report are described in the Management Discussion and Analysis of Financial Condition and Results of Operations included in our Annual report on Form 10-K for the fiscal year ended December 31, 2003. There have been no material changes to our critical accounting policies.

Overview

        We design, manufacture and sell innovative mammography and digital imaging products used in the diagnosis of breast cancer and other diseases. Our two primary breast cancer products are our MammoTest® stereotactic breast biopsy system, which we introduced in 1988, and our SenoScan® digital mammography system, introduced in late 2001. MammoTest® is a mature product, and while we have introduced, and intend to continue to introduce, continued improvements to the system, it is not expected to provide significant growth in revenue going forward. We believe SenoScan® has significant potential for growth as digital mammography gains acceptance over traditional x-ray film mammography. Our ability to grow SenoScan® sales and capture market share in this emerging digital market is critical to our success. SenoScan® was approved by the FDA for sale in 2001 and since then we have invested, and will continue to invest, significant resources to enhance performance and features, as it becomes a more mature product line. We also reinitiated our efforts during late 2002 to market and sell our Electrophysiology and VersaRad X-ray products to the general radiology market through our RE&S division. In addition to our product sales, we provide services for installation and application training at the time our products are installed at the customer's location. We also sell parts and provide maintenance services under our limited warranties, under long-term contracts, or at hourly rates.

        The Company incurred significant losses and had negative cash flows from operations during 2003 and we incurred a $1.3 million net loss for the six-month period ended June 30, 2004. We are actively executing an operating plan intended to return the company to positive cash flow from operations. Key components to this plan include increasing revenues and improving our operating efficiencies to reduce cost of sales, thereby improving gross margins, and lowering our overall operating costs as a percentage of revenues. Our future revenue growth and success depends largely upon increasing sales of our SenoScan® product and entering into corporate relationships to broaden our products' reach. We are undertaking a number of steps to improve the performance and reliability of our SenoScan® product and to advance our technology for digital imaging, which we believe will result in a significant increase in product revenues. We have begun implementing manufacturing and process improvements and redesigning parts and components to our products that we believe will result in reducing cost of sales and increasing gross margins on our products. We expect our service revenue to increase, as our installed base for our products continues to increase, such that our service revenues become more in line with our service cost infrastructure, improving gross margins for our service organization. Our operating plan includes reducing our overall operating costs as a percentage of revenue as we expect not to continue incurring costs associated with the restatement of our financial statements or continued initial start up costs to expand our European operations. We expect to continue investing resources to build an organizational infrastructure to support our business objectives and continue meeting corporate governance requirements. However, increases in our expenditure rate will only occur as our sales and gross margins increase. We will, if necessary, scale back our expenditures in order to maintain our financial liquidity. We expect to continue incurring operating losses during much of 2004 as it will take time for our strategic and operating initiatives to have a positive effect on our business operations.

        The implementation of our strategic and operational initiatives during 2004 has resulted in increased order flow, as evidenced by the $3.8 million increase in the domestic and Europe sales backlog at June 30, 2004, as compared to December 31, 2003. Nonetheless, we have continued to experience sub-component supply difficulties during the second quarter of 2004, specifically related to our supplier of detectors for our SenoScan® product. Consequently, we have experienced unanticipated delays in production that have prevented us from meeting some of our customer requested delivery dates. As a result of this issue we have incurred additional costs in manufacturing, shipping and installation. During the second quarter of 2004, we regained the authorization to CE Mark our MammoTest® units for shipment to Europe. Shipments resumed in May 2004.

        We earned net income of $3.2 million for the quarter ended June 30, 2004 compared to a net loss of $2.4 million for the quarter ended June 29, 2003. The $5.6 million improvement in net income during the second quarter of 2004 compared to the second quarter of 2003 was due to an accelerated patent infringement payment of $4.3 million received on June 2, 2004 as a result of an early settlement agreement and a $1.3 million increase in gross margin to $4.0 million in the second quarter of 2004 versus $2.7 million in the second quarter of 2003. The $1.3 million gross margin improvement in second quarter of 2004, as compared to the second quarter of 2003, was attributable to a $7.7 million increase in total revenues to $19.8 million in the second quarter of 2004 from $12.1 million in the second quarter of 2003. With higher product sales volume in the second quarter of 2004, as compared to the second quarter of 2003, we generated an additional $1.7 million gross margin which was partially offset by a larger negative margin on service sales totaling $0.3 million. The negative margin generated by our service operations reflects our continuing issues with product performance due to parts and components reliability.

        In April 2004 we completed our restatement effort and the associated costs for legal fees, audit fees, consultants and contractors are no longer being incurred.

        For the six-month period ended June 30, 2004 we have recognized revenue totaling $6.7 million for a non-domestic sale shipped in December 2003. Of the total $9.0 million non-domestic shipment in December 2003, $1.7 million has not been recognized as revenue because it does not yet meet our revenue recognition criteria.

Results of Operations

        The following table sets forth the percentage of revenues represented by certain data included in our statements of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2004	June 29, 2003	June 30, 2004	June 29, 2003
Revenues:
Product revenues	82.7%	75.3%	79.0%	70.3%
Service revenues	17.3	24.7	21.0	29.7

Total revenues	100.0	100.0	100.0	100.0
Cost of sales:
Products	59.2%	50.4%	55.8%	51.0%
Services	20.7	27.5	25.8	27.1
Research and development	6.1	11.3	8.1	11.3
Selling and marketing	14.6	21.1	17.5	19.7
General and administrative	9.8	17.5	13.2	17.5

Loss from operations	(10.4)	(27.8)	(20.4)	(26.6)
Other income, net	26.3	7.9	16.2	4.4

Net (loss) income	15.9%	(19.9)%	(4.2)%	(22.2)%

Product Revenues

        Total revenues increased 63.6% to $19.8 million for the quarter ended June 30, 2004 from $12.1 million for the quarter ended June 29, 2003. Product revenues increased 80.2% to $16.4 million in the second quarter of 2004 from $9.1 million in the second quarter of 2003, primarily due to an increase in our SenoScan® system sales and RE&S products. This was partially offset by a decrease in our MammoTest® system sales. Second quarter 2004 revenues include a $4.5 million non-domestic sale installed during the quarter that was shipped in December 2003.

        Total revenues increased 47.9% to $31.8 million for the six-month period ended June 30, 2004 from $21.5 million for the six-month period ended June 29, 2003. Product revenues increased 66.2% to $25.1 million in the six-month period ended June 30, 2004 from $15.1 million in the comparable period of 2003 primarily due to an increase in sales of our SenoScan® systems and RE&S products, partially offset by a decrease in our MammoTest® system sales. Product sales for the six-month period ended

June 30, 2004 includes a $6.7 million non-domestic sale installed during the six-month period that was shipped in December 2003. Of the total fourth quarter 2003 shipment to this non-domestic customer, $1.7 million has not yet met our revenue recognition criteria and is included in our June 30, 2004 sales backlog. We continue to experience difficulties with material availability, assembly and installation of SenoScan® systems, which have affected and will continue to affect our revenues.

Service Revenues

        Our service revenues for the quarter ended June 30, 2004 increased 13.3% to $3.4 million from $3.0 million during the comparable quarter in 2003. Service revenues for the six-month period ended June 30, 2004 increased 4.7% to $6.7 million from $6.4 million in the comparable period in 2003. The increases in the three-month period and six-month period ended June 30, 2004 in relation to the comparable periods in 2003 is primarily due to higher field service revenue in Europe.

Cost of Sales—Products

        Cost of sales for products in the second quarter of 2004 was $11.7 million or 71.3% of product revenues compared to $6.1 million or 67.0% of product revenues in the second quarter of 2003. The overall increase in cost of product sales, as a percentage of product revenues is due primarily to a higher, extended warranty provision amounting to $0.8 million associated with a non-domestic sale.

        Cost of sales for products in the six-month period ended June 30, 2004 was $17.7 million or 70.5% of product revenues compared to $11.0 million or 72.8% of product revenues, in the six-month period ended June 29, 2003. The overall improvement in cost of product sales as a percentage of product revenue is primarily due to $1.5 million improvement in manufacturing costs, partially offset by higher, extended warranty provision amounting to $1.0 million associated with a non-domestic sale.

Cost of Sales—Service

        Cost of sales for services for the quarter ended June 30, 2004 increased 24.2% to $4.1 million from $3.3 million in the quarter ended June 29, 2003. As a percent of service revenues, cost of service sales increased to 120.6% in the second quarter of 2004 from 110.0% in the second quarter of 2003. Of this increase, $0.6 million is due to parts costs associated with an increase in the number of SenoScan® installations and continued component reliability issues with our SenoScan® product and $0.3 million for staffing additions to support and service our installed base.

        Cost of sales for services for the period ended June 30, 2004 increased 41.4% to $8.2 million from $5.8 million for the six-month period ended June 29, 2003. As a percent of service revenues, cost of service sales increased to 122.4% in the six-month period ended June 30, 2004 compared to 90.6% for the six month period ended June 29, 2003. Of this increase $1.7 million relates to parts costs associated with an increase in the number of SenoScan® installations and continued component reliability issues with our SenoScan® product and $.9 million for staffing additions to support and service our install base.

Research and Development Expenses

        Research and development expenses decreased 11.1% to $1.2 million in the quarter ended June 30, 2004 from $1.4 million in the quarter ended June 29, 2003. We spent 6.1% of revenue on research and development in the second quarter of 2004 compared to 11.6% in the second quarter of 2003. Our compensation costs increased $0.1 million or 23.3% as we increased our staffing levels in software development and engineering to focus on redesigning older products and enhancing the features, functionality and reliability of our SenoScan® product. These increases in our operating costs during the second quarter of 2004 were partially offset by $0.1 million reimbursement of funding from grants and a $0.2 million reduction in expenditures for research and development materials.

        Research and development expenses increased 8.3% to $2.6 million for the six-month period ended June 30, 2004 from $2.4 million in the six-month period ended June 29, 2003. We spent 13.1% of revenue on research and development for the six-month period ended June 30, 2004 compared to 11.1% of revenue for the six-month period ended June 29, 2003. Our compensation costs increased $0.4 million or 19.7% as we increased our staffing levels in software development and engineering to focus on redesigning older products and enhancing the features, functionality and reliability of our SenoScan® product. These increases in our operating costs during the six-month period ended June 30, 2004 were partially offset by $0.2 million reimbursement of funding from grants.

Selling and Marketing Expenses

        Selling and marketing expenses increased 11.5% to $2.9 million in the quarter ended June 30, 2004 from $2.6 million in the quarter ended June 29, 2003. Our selling and marketing expenses decreased to 14.6% of revenues in the second quarter of 2004 from 21.5% of revenues in the second quarter of 2003. The $0.3 million increase in expenses is due to commissions on higher sales.

        Selling and marketing expenses increased 33.3% to $5.6 million in the six-month period ended June 30, 2004 from $4.2 million in the six-month period ended June 29, 2003. Of the total spending increase, $1.2 million relates to commission on non-domestic sales in 2004. Our selling and marketing expenses, as a percent of sales decreased to 17.6% of revenues in the six-months ended June 30, 2004 from 19.5% of revenues in the six-months ended June 29, 2003.

General and Administrative Expenses

        General and administrative expenses decreased 9.1% to $1.9 million in the quarter ended June 30, 2004 from $2.1 million in the quarter ended June 29, 2003. Our spending for contract services and audit fees was lower in the second quarter of 2004 because the restatement effort that started in the first quarter of 2003 was completed in the first quarter of 2004. We continued to incur legal costs associated with the restatement, the class action lawsuit and the SEC investigation, although at a lower level than previous quarters.

        General and administrative expenses increased 10.5% to $4.2 million in the six-month period ended June 30, 2004 from $3.8 million in the six-month period ended June 29, 2003. We incurred $0.3 million higher insurance costs associated with our policy renewals and $0.3 million higher legal fees in the six months ended June 30, 2004, as compared to the six months ended June 29, 2003. These increases were partially offset by a $0.1 million decrease in audit fees and $0.1 million decrease in contract services due to the completion of the restatement effort during the six-month period ended June 30, 2004.

Interest Expense/Interest Income

        Interest expense for the quarter ended June 30, 2004 increased to $14,000 from $5,000 for the quarter ended June 29, 2003 and interest expense for the six-month period ended June 30, 2004 increased to $20,000 from $13,000 for the six month period ended June 29, 2003. These increases are due to the financing of our insurance premiums. Interest income during the quarter ended June 30, 2004 decreased to $1,000 from $10,000 in the comparable quarter of 2003 and interest income during the six-month period ended June 30, 2004 decreased to $2,000 from $30,000 during the comparable period in 2003. These decreases in interest income are due to the lower cash balances in 2004.

Other Income

        During the second quarter of 2002, we settled a patent infringement lawsuit and $7.2 million of the settlement was scheduled to be received in equal annual installments of $0.9 million over the remaining eight-year life of the associated patents. We recognized an other income item in the amount of $0.9 million during both the second quarter of 2003 and 2004. On June 2, 2004 we amended the settlement agreement and received a one-time payment totaling $4.3 million in lieu of the six remaining $0.9 million payments that were due annually through 2010 and recognized the one-time payment as an other income item.

Income Taxes

        We estimated that we would not owe taxes for the six-month period ended June 30, 2004 and the year ended December 31, 2003. Accordingly, no income tax benefit or provision was recorded. This was determined based upon the anticipated 2004 results of operations and an available net operating loss carry-forward of $30.1 million at December 31, 2003. As of December 31, 2003 we had a 100% valuation allowance against our deferred tax asset of $16.2 million that resulted in a net deferred tax asset of $0.

Liquidity and Capital Resources

        As of June 30, 2004, we had $5.1 million in cash and $8.0 million in working capital compared to $1.9 million in cash and $9.4 million in working capital at December 31, 2003. The significant increase in our cash was primarily due to the $4.3 million accelerated settlement payment received in the second quarter of 2004.

        Our operating activities generated $3.7 million of cash through the six-month period ended June 30, 2004 which is primarily the result of non-cash charges for depreciation and amortization of $0.5 million and cash provided by the net change in current assets and current liabilities of $4.5 million partially offset by our net loss of $1.3 million. Our $4.5 million net change in current assets and liabilities consist of a $1.7 million decrease in our inventories as result of revenue recognized for units shipped in December 2003 to a non-domestic customer, $1.6 million increase in our payables with a change in our policy of paying after the 10 day cash discount period and $2.7 million increase in customer deposits due to higher backlog. These sources of funds were partially offset by $1.5 million increase in trade receivables as a result of higher sales volume.

        We used $0.5 million of cash in our investing activities during the six months ended June 30, 2004 for capital expenditures to support efforts in manufacturing and research and development, as well as the purchase of office equipment for staff additions.

        In June 2003, we entered into an $8.0 million credit facility, subject to restrictions based on eligible receivables. The amount available under the credit facility at June 30, 2004 was approximately $5.9 million. As amended, this credit agreement expires on December 9, 2004, and is secured by all of our assets. Borrowings under the agreement bear interest at the bank's prime rate, plus 2.75%, with a minimum total interest rate of 7%. As of June 30, 2004 and December 31, 2003, there are no outstanding borrowings under the facility.

        We expect to continue incurring operating losses during much of 2004 as it will take time for our strategic and operating initiatives to have a positive effect on our business operations. We have developed an operating plan intended to return the company to positive cash flow from operations. Please see "Overview" above for discussion of that plan.

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

Backlog

        As of June 30, 2004, we had backlog of $16.9 million, including $1.7 million related to a large order from a non-domestic customer that shipped in December 2003. The revenue associated with this non-domestic order was not recorded at June 30, 2004 because our criteria for revenue recognition had not been met. The customer paid the entire invoice amount in the first quarter of 2004. As of December 31, 2003 we had backlog of $19.8 million, which included $8.4 million related to the non-domestic order discussed above. The decrease in backlog is partially attributable to recognition of revenue totaling $6.7 million on the large order from a non-domestic customer, partially offset of $3.8 million increase in domestic and European sales orders.

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

        We are exposed to foreign currency risks through our subsidiary operations in Switzerland and Germany. At June 30, 2004 and December 31, 2003 we had cash, receivables and current liabilities that represent a net asset balance denominated in Euros of $1.0 million and $3.1 million, respectively. We do not employ any risk mitigation or hedging techniques with respect to amounts exposed to fluctuations in foreign currency exchange rates.

Interest Rate Risk

        We have no variable rate debt outstanding as of June 30, 2004 or December 31, 2003 so we are not exposed to interest expense risk. We do have short-term investments in low risk and no risk financial instruments, which are readily convertible into cash, which earn interest at variable rates. At times, cash balances with our financial institution exceed FDIC insurance limits.

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

        However, we implemented actions and modifications to our disclosure controls and procedures in an effort to correct the deficiencies and weaknesses. As a result, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) as of June 30, 2004. Our disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them to material information required to be included in our periodic SEC reports.

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

Item 3. Defaults Upon Senior Securities:

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders:

        An annual meeting of stockholders was held on June 29, 2004.

        The following directors were re-elected to serve three year terms ending in the year 2007 or until their successors are duly elected and qualified:

Director	For	Against
Todger Anderson	7,944,057	301,598
Harris Ravine	6,219,452	2,026,203
Dr. Gail Schoettler	7,835,202	410,453

        The following director was newly elected to serve a three year term ending in the year 2007 or until her successor is duly elected and qualified:

Director	For	Against
Charlotte Petersen	7,944,057	301,598

        The stockholders of the Company also voted to approve the Amended and Restated 2004 Stock Incentive Plan in accordance with the following vote:

For	Against	Abstain	Not Voted
3,874,220	2,816,834	33,242	1,521,359

Item 5. Other Information:

        Not applicable.

Item 6. Exhibits and Reports on Form 8-K:

(a)
Exhibits:

        The following is a list of exhibits filed as part of this Report on Form 10-Q.

Exhibit Number	Description of Exhibit
10.19	Amended and Restated 2004 Stock Incentive Plan
10.20	Amendment No. 2 to Accounts Receivable Financing Agreement, dated July 27, 2004, by and between Fischer Imaging Corporation and Silicon Valley Bank
31.1	Certification of Harris Ravine, Chief Executive Officer and President, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of David Kirwan, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*
As contemplated by SEC Release 33-8212 these exhibits are furnished with the Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Fischer Imaging Corporation under the Securities Exchange Act of 1933 or the Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

(b)
Reports on Form 8-K:

        On June 2, 2004 we filed a current report and a related press release on Form 8-K to report under Item 5 related to the amendment of our settlement agreement with Thermo Electron Corporation. Pursuant to the terms of the amendment we received a one-time payment of $4.25 million in lieu of six $0.9 million payments that were due annually through 2010.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2004	FISCHER IMAGING CORPORATION
	By:	/s/ HARRIS RAVINE Harris Ravine Chief Executive Officer and President
Date: August 12, 2004
	By:	/s/ DAVID KIRWAN David Kirwan Chief Financial Officer