Form 10-Q
period 2004-09-30
FISCHER IMAGING CORP
filed 2004-11-15
CIK 750901

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2004

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

Registrant’s telephone number, including area code: (303) 452-6800

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

Yes ☐ No ☒

The number of shares of Registrant’s Common Stock outstanding as of November 11, 2004 was 9,374,484.

FISCHER IMAGING CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FISCHER IMAGING CORPORATION

CONSOLIDATED BALANCE SHEETS

(amounts in thousands except share data)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,714	$1,396
Certificate of deposit, restricted cash	514	514
Accounts receivable, net of allowance for doubtful accounts of $747 and $942 at September 30, 2004 and December 31, 2003, respectively	10,448	9,371
Inventories, net	14,716	14,918
Prepaid expenses and other current assets	1,670	1,637
Total current assets	29,062	27,836
Property and equipment:
Manufacturing equipment	4,879	4,415
Office equipment and leasehold improvements	6,004	5,453
Total property and equipment	10,883	9,868
Less: accumulated depreciation	(7,224)	(6,458)
Property and equipment, net	3,659	3,410
Intangible assets, net	1,044	1,077
Other	—	25
Total assets	$33,765	$32,348

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$10,891	$8,378
Current maturities under capital lease obligation	266	231
Accrued salaries and wages	1,926	1,630
Customer deposits	3,779	4,091
Accrued warranties	3,677	1,987
Deferred service revenue	856	455
Other current liabilities	1,165	1,659
Total current liabilities	22,560	18,431
Long-term debt	23	223
Non-current deferred revenue	1,031	619
Total liabilities	23,614	19,273
Contingencies
Stockholders’ Equity:
Preferred Stock, 5,000,000 shares authorized:
Series C Junior participating preferred stock, $.01 par value, 500,000 shares authorized, no shares issued and outstanding	—	—
Series D Convertible preferred stock, $.01 par value, 506,667 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 25,000,000 shares authorized; 9,374,484 and 9,348,484 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	94	94
Paid-in capital	49,399	49,343
Accumulated deficit	(38,780)	(35,712)
Accumulated other comprehensive loss	(562)	(650)
Total stockholders’ equity	10,151	13,075
Total liabilities and stockholders’ equity	$33,765	$32,348

The accompanying notes are an integral part of these consolidated financial statements

FISCHER IMAGING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 28, 2003	September 30, 2004	September 28, 2003
Revenues:
Products	$13,710	$8,469	$38,310	$23,614
Services	4,091	3,180	11,276	9,584
Total revenues	17,801	11,649	49,586	33,198
Cost of sales:
Products	8,890	4,420	26,623	15,417
Services	4,802	4,245	13,014	10,080
Total cost of sales	13,692	8,665	39,637	25,497
Gross profit	4,109	2,984	9,949	7,701
Operating expenses:
Research and development	1,722	947	4,302	3,378
Selling and marketing	2,257	2,046	7,820	6,291
General and administrative	1,868	2,090	6,048	5,858
Total operating expenses	5,847	5,083	18,170	15,527
Loss from operations	(1,738)	(2,099)	(8,221)	(7,826)
Other income and (expense):
Interest expense	(13)	(5)	(33)	(18)
Interest income	1	3	3	33
Patent settlement income	—	—	5,150	900
Other income (expense), net	5	56	33	82
Net (loss)	$(1,745)	$(2,045)	$(3,068)	$(6,829)
Net (loss) per share:
Basic	$(0.19)	$(0.22)	$(0.33)	$(0.73)
Diluted	$(0.19)	$(0.22)	$(0.33)	$(0.73)
Weighted average shares used to calculate net (loss) per share:
Basic	9,363	9,333	9,353	9,321
Diluted	9,363	9,333	9,353	9,321

The accompanying notes are an integral part of these consolidated financial statements.

FISCHER IMAGING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2004	September 28, 2003
Cash flows from operating activities:
Net loss	$(3,068)	$(6,829)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	766	910
Amortization of intangible assets	33	(13)
Change in current assets and liabilities
Accounts receivable, net	(1,076)	(309)
Inventories, net	202	2,788
Prepaid expenses and other current assets	(8)	(60)
Accounts payable and accrued liabilities	2,316	(2,631)
Warranty and extended warranty	1,690	(36)
Customer deposits	(313)	2,699
Deferred service revenue	401	(210)
Other non-current liabilities	412	(949)
Net cash provided by (used in) operating activities	1,355	(4,640)

Cash flows from investing activities:
Purchases of property and equipment	(1,015)	(1,575)
Purchases of certificate of deposit (restricted cash)	—	(514)
Net cash used in investing activities	(1,015)	(2,089)

Cash flows from financing activities:
Proceeds from sale of common stock	56	176
Payment on leases	(166)	—
Proceeds from sale/leaseback	—	514
Net cash provided by (used in) financing activities	(110)	690

Effect of exchange rate changes on cash	88	70

Net increase (decrease) in cash and cash equivalents	318	(5,969)
Cash and cash equivalents, beginning of period	1,396	8,401
Cash and cash equivalents, end of period	$1,714	$2,432

The accompanying notes are an integral part of these consolidated financial statements.

FISCHER IMAGING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

(UNAUDITED)

(1)              GENERAL

In management’s opinion, the accompanying unaudited consolidated balance sheets, statements of operations and statements of cash flows contain all adjustments necessary to present fairly in all material respects the financial position of Fischer Imaging Corporation (the “Company,” “we” or “our”) at September 30, 2004, its results of operations for the three and nine months ended September 30, 2004 and September 28, 2003 and its cash flows for the nine months ended September 30, 2004 and September 28, 2003.  Results of operations and cash flows for the interim periods may not be indicative of the results of operations and cash flows for the full fiscal year.

In prior years the Company closed its quarter end on the Sunday closest to month-end.  Effective January 1, 2004, the Company closes its quarter ends on the last calendar day of the month.  Certain reclassifications have been made to prior year amounts to conform to current year presentation.

(2)              REVENUE RECOGNITION

The Company follows the provisions of Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (SAB 104) which provides for revenue recognition when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable and collectibility is reasonably assured. Our standard business practice requires that sales transactions are supported by an executed sales agreement or an executed purchase order.  We recognize product revenue for our medical equipment when title and risk of loss have transferred to our customer and we have no post-shipment performance obligations other than installation or training.   Where installation and/or training services are provided in a sales agreement and they have not been completed at the time product revenue is recognized, the fair value of these services is deferred and subsequently recognized as revenue when each of the services are performed. In cases where the sales agreement prescribes additional consequential performance obligations or requires specific performance criteria be met for customer acceptance, we defer revenue recognition on the product sale until such conditions are satisfied.

The Company bills service contracts and extended warranty agreements in advance either monthly, quarterly, annually or at the time of the product sale, depending upon the customers’ request.  The amounts billed are recorded as deferred revenue and recognized as revenue ratably during the period for which the contracts are in effect.  We recognize revenue from services billed on a time and material basis when the services are performed.  We also sell replacement parts to customers and record revenue at the time of shipment when title transfers. Certain replaced parts may be returned for partial credit, and we record sales allowances based on historical experience to account for the future effect of those returns.

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

Inventories consisted of the following components (in thousands):

	September 30, 2004	December 31, 2003
Raw materials	$9,965	$8,116
Work in process and finished goods	8,453	10,068
	18,418	18,184
Reserve for excess and obsolete inventories	(3,702)	(3,266)
Inventories, net	$14,716	$14,918

(4)              LONG-TERM DEBT

Long-term debt at September 30, 2004 and December 31, 2003 consists solely of a two-year capital lease obligation for computer equipment and software.  The capital lease is collateralized by a certificate of deposit which is included in restricted cash in the accompanying balance sheets.

In June 2003, we entered into an $8.0 million credit facility, subject to restrictions based on eligible receivables. The amount available under the credit facility at September 30, 2004 was approximately $6.1 million. As amended, this credit agreement expires on December 9, 2004, and is secured by all of our assets. Borrowings under the agreement bear interest at the bank’s prime rate, plus 2.75%, with a minimum total interest rate of 7%.  The credit facility requires the Company to comply with a tangible net worth covenant.  As amended on July 27, 2004, the tangible net worth covenant was modified to $4.0 million from $10.0 million, effective April 1, 2004, and the bank waived the Company’s non-compliance with this covenant through March 31, 2004.  If we do not maintain compliance with the tangible net worth covenant any outstanding borrowings may be immediately due, the amount available under the credit facility may be further reduced or we may not be permitted to make borrowings against the facility. As of September 30, 2004 and December 31, 2003, there are no outstanding borrowings under the facility.    In November 2004, the Company drew $1.6 million on the credit facility.

(5)              NET EARNINGS PER SHARE

Basic earnings or loss per share is computed by dividing the Company’s net income or loss by the weighted average number of shares of common stock outstanding at the reporting date. Diluted earnings or loss per share is determined by dividing the net earnings or loss by the sum of the weighted average number of common shares outstanding, and if not anti-dilutive, the effect of outstanding stock options determined utilizing the treasury stock method.

A reconciliation between the number of securities used to calculate basic and diluted net loss per share is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 28, 2003	September 30, 2004	September28, 2003

Weighted average of common shares outstanding:
Basic	9,363	9,333	9,353	9,321
Dilutive effect of stock options	—	—	—	—
Diluted	9,363	9,333	9,353	9,321

As of September 30, 2004 and September 28, 2003, there were outstanding options to purchase 1,448,500 and 1,528,500 shares, respectively, of common stock under the Company’s current stock option plans.  As of September 30, 2004, the option exercise prices ranged from $1.87 to $16.64.

For the three months ended September 30, 2004 and September 28, 2003 there were anti-dilutive options to purchase 1,442,924 and 1,465,510 shares, respectively and for the nine months ended September 30, 2004 and September 28, 2003 there were anti-dilutive options to purchase 1,372,676 and 1,394,526 shares, respectively.  These options were excluded from the computation of diluted earnings per share for the quarters ended September 30, 2004 and September 28, 2003 and the nine-month periods ended September 30, 2004 and September 28, 2003 because the effect on net earnings per share is anti-dilutive.

(6)              STOCK BASED COMPENSATION

The Company’s stock option grants are accounted for under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.   No stock-based employee compensation cost is recognized in net income or loss, unless the option price is less than the current market price at the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation, “ to employee stock benefits.

For purposes of this pro forma disclosure, the estimated fair value of the options are assumed to be amortized to expense over the options’ vesting periods (in thousands, except per share amounts).

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 28, 2003	September 30, 2004	September 28, 2003

Net (loss) as reported	$(1,745)	$(2,045)	$(3,068)	$(6,829)
Fair value-based compensation cost, net of tax	(300)	(277)	(878)	(1,151)
Pro forma net loss	$(2,045)	$(2,322)	$(3,946)	$(7,980)

Basic (loss) per share:
As reported	$(0.19)	$(0.22)	$(0.33)	$(0.73)
Pro forma	(0.22)	(0.25)	(0.42)	(0.86)

Diluted (loss) per share:
As reported	$(0.19)	$(0.22)	$(0.33)	$(0.73)
Pro forma	(0.22)	(0.25)	(0.42)	(0.86)

(7)              COMPREHENSIVE LOSS

Comprehensive loss is defined as the change in equity of an enterprise other than the change resulting from investments by, or distributions to, its owners. Foreign currency translation adjustments for nine months ended September 30, 2004 resulted in a currency translation gain due to the strengthening of the United States Dollar to the Euro during the period.

For the Company, comprehensive loss includes only net income (loss) and foreign currency translation adjustments as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 28, 2003	September 30, 2004	September 28, 2003

Net (loss)	$(1,745)	$(2,045)	$(3,068)	$(6,829)
Foreign currency translation adjustments	(39)	(51)	88	70
Comprehensive (loss)	$(1,784)	$(2,096)	$(2,980)	$(6,759)

(8)              SEGMENT AND CUSTOMER INFORMATION

The Company operates in a single industry segment: the design, manufacture and marketing of specialty digital imaging systems and other medical devices primarily used in screening, diagnostic and interventional procedures. The Company manufactures its products in the United States and distributes them in the United States, Europe and elsewhere.   The Company’s chief operating decision maker uses consolidated results to make operating and strategic decisions.

Internationally, the Company markets and supports its products primarily through it subsidiaries and various dealers.  Revenues are attributed to geographic areas based on the location of the customer.  International long-lived assets are located in Switzerland.  The following table represents a summary of revenues and long-lived assets (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 28, 2003	September 30, 2004	September 28, 2003

Revenues:
United States	$14,811	$8,972	$37,328	$28,432
Mexico	562	—	7,306	—
Other International	2,428	2,677	4,952	4,766
Total	$17,801	$11,649	$49,586	$33,198

	As of		As of
	September 30, 2004	September 28, 2003	September 30, 2004	September 28, 2003
Long-lived assets, net:
United States	$3,514	$3,207	$3,514	$3,207
International	145	675	145	675
Total	$3,659	$3,882	$3,659	$3,882

The Company’s revenues generally are concentrated among customers in the healthcare industry and consist of healthcare organizations, government facilities and dealers. The Company establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Accounts receivable are generally unsecured.

Customers representing greater than 10% of the Company’s revenue during any of the reporting periods:

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 28, 2003	September 30, 2004	September 28, 2003
Ethicon-Endo Surgery, Inc	4.7%	8.7%	4.8%	6.0%
Intec Mexico, S.A. de C.V.	3.2%	0.0%	15.0%	0.0%
Eastman Kodak	12.9%	3.3%	9.2%	5.1%

Revenue grouped by similar products and services (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 28, 2003	September 30, 2004	September 28, 2003
Product Revenue:
Digital Mammography	$4,265	$3,568	$17,461	$8,460
Stereotactic Breast Biopsy	6,626	3,887	13,468	11,053
RE&S Products	2,819	1,014	7,381	4,101
Service Revenue	4,091	3,180	11,276	9,584
Total	$17,801	$11,649	$49,586	$33,198

(9)              CONTINGENCIES

Legal Proceedings

In April 2003, Fischer Imaging Corporation reported to the Securities and Exchange Commission that it would restate its financial results for the reporting periods beginning January 1, 2000 and ending September 30, 2002. On June 9, 2003, the Company received notice of a formal order of investigation and subpoena from the Securities and Exchange Commission. This request followed the voluntary disclosures that the Company made to the SEC beginning in April 2003 and the creation of an independent board committee to review the facts and circumstances underlying the Company’s decision to restate financial results.

On November 15, 2004, the Company entered into a settlement agreement with the U.S. Securities and Exchange Commission arising out of the Commission's investigation of the Company's reported financial results for the periods beginning January 1, 2000 and ending September 30, 2002, which have since been restated by the Company. In the settlement, the Company has agreed, without admitting or denying the allegations in the Commission's complaint, to the entry of a cease and desist order against future violations of the antifraud, reporting, recordkeeping and internal controls provisions of the federal securities laws. The Commission's complaint alleges that the Company violated Section 17(a) of the Securities Act of 1933, Sections 10(b), 13(a), 13(b)(2)(A), 13(b)(2)(B) and 13(b)(5) of the Securities Exchange Act of 1934, and Rules 10b-5, 12b-20, 13a-1, 13a-13, and 13b2-1 thereunder. The Company is not required to pay any civil penalties or fines as part of the settlement. The Commission's investigation against other persons or entities who may have been involved is ongoing. The administrative order containing the Commission's allegations and the terms of the settlement with the Company is available at www.sec.gov/litigation/admin.shtml.

On April 10, 2003 and on June 3, 2003, The Sorkin, LLC and James K. Harbert filed putative class action lawsuits against us and three of our former officers and directors, Morgan Nields, Gerald Knudson and Louis Rivelli, in the United States District Court for the District of Colorado. The complaints are purportedly brought on behalf of purchasers of shares of the Company’s common stock during the period February 14, 2001 to April 1, 2003 and allege that, among other things, during the putative class period, the Company and the individual defendants made materially false statements in violation of Section 10(b) of the Exchange Act,
Rule 10b-5 promulgated under the Exchange Act, and Section 20(a) of the Exchange Act. The complaints seek unspecified compensatory damages and other relief. On August 7, 2003, the Company, and Messrs. Nields and Knudson moved to dismiss all claims asserted by The Sorkin, LLC and Mr. Harbert. On August 18, 2003, Mr. Rivelli moved to dismiss all claims asserted in those lawsuits. On October 20, 2003, Mr. Harbert moved to dismiss his lawsuit, which the court subsequently granted. On October 21, 2003, The Sorkin, LLC and Mr. Harbert filed an amended class action complaint. The amended complaint contains the same claims for relief against us and Messrs. Nields and Rivelli, but does not assert any claims against Mr. Knudson. In addition, the amended complaint seeks to recover unspecified compensatory damages and other relief on behalf of purchasers of shares of our common stock during the period February 14, 2001 to July 17, 2003. The Company, Mr. Nields and Mr. Rivelli have filed motions to dismiss all claims asserted in the amended complaint.   The parties recently reached agreement in principle to settle the case, which is subject to final documentation and approval by the parties, court approval and receipt of the necessary class consents. The Company believes any costs incurred under this settlement will be covered by insurance.

The Company is also a defendant in various lawsuits incident to the operation of its business. We do not believe that any of those pending legal proceedings would have a material, adverse effect on the consolidated financial position or results of operations of the Company.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Language

This report contains forward-looking information that involves risk and uncertainties, including statements regarding our plans, objectives, expectations, and intentions.  Such statements include, without limitation, statements regarding various estimates we have made in preparing our financial statements, statements regarding our expectations relating to increased digital mammography sales and our geographical mix of sales, as well as statements regarding expected future trends relating to our results of operations and the sufficiency of our liquidity and access to additional capital resources.  These forward-looking statements are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those anticipated.  Factors that could cause actual results to materially differ include, without limitation, our ability to implement our operating plan intended to return the company to positive cash flow from operations which involves increasing revenues and improving operating efficiencies; the impact of continuing losses on our liquidity, and our need to take action to enhance liquidity; our reliance on a single source of supply for some key components of our products as well as the need to comply with especially high standards for those components in the manufacture of our SenoScan® product; uncertainties inherent in the development of new products and the enhancement of existing products, including technical and regulatory risks, cost overruns and delays; the risk that newly introduced products may contain undetected errors or defects or otherwise not perform as anticipated; our ability to predict accurately the demand for our products and to develop strategies to address our markets successfully; the early stage of market development for digital X-ray products; risks relating to compliance with financial covenants under our line of credit facility; technical innovations that could render products marketed or under development by us obsolete; competition; and reimbursement policies for the use of our products.   Other factors that could adversely affect our business and prospects are described in our filings with Securities and Exchange Commission, including our Form 10-K for the year ended December 31, 2003.  Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any such statement is based.

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

The critical accounting policies that we believe affect the more significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual report on Form 10-K for the fiscal year ended December 31, 2003. There have been no material changes to our critical accounting policies, as described in that Form 10-K.

Overview

We design, manufacture and sell innovative mammography and digital imaging products used in the diagnosis of breast cancer and other diseases. Our two primary breast cancer products are our MammoTest® stereotactic breast biopsy system, which we introduced in 1988, and our SenoScan® digital mammography system, introduced in late 2001.  MammoTest® is a mature product, and while we have introduced, and intend to continue to introduce, continued improvements to the system, it is not expected to provide significant growth in revenue going forward. We believe SenoScan® has significant potential for growth as digital mammography gains acceptance over traditional x-ray film mammography. Our ability to grow SenoScan® sales and capture market share in this emerging digital market is critical to our success. SenoScan® was approved by the Food and Drug Administration (FDA) for sale in 2001 and since then we have invested, and will continue to invest, significant resources to enhance performance and features, as it becomes a more mature product line. We also reinitiated our efforts during late 2002 to market and sell our Electrophysiology and VersaRad X-ray products to the general radiology market.   In addition to our product sales, we provide services for installation and application training at the time our products are installed at the customer’s location. We also sell parts and provide maintenance services under our limited warranties, under long-term contracts, and at hourly rates.

The Company incurred significant losses and had negative cash flows from operations during 2003.  We incurred a $8.2 million loss from operations and a $3.1 million net loss for the nine-month period ended September 30, 2004.  We are actively pursuing an operating plan intended to return the company to sustainable positive cash flow from operations.   Key components of this plan include increasing revenues and improving our operating efficiencies to reduce cost of sales, thereby improving gross margins, and lowering our overall operating costs as a percentage of revenues. Our future revenue growth and success depends largely upon increasing sales of our SenoScan® product and further expanding the number of strategic corporate relationships to broaden our products’ reach. We are undertaking a number of steps to improve the performance and reliability of our SenoScan® product and to advance our technology for digital imaging, which we believe has the potential to foster a significant increase in product revenues.  Some of these steps include redesigning parts and components to our products, providing upgrades and enhancements to our image and workflow management software and introducing new review workstations.  We have also begun implementing manufacturing and supply chain process improvements that we believe will result in reducing cost of sales on our products.  Although these efforts commenced in early 2004, we do not anticipate that the full impact of the improved performance and reliability and the resultant increase in product revenues and improvement in product gross margins will be realized until at least mid-2005.  We expect our service revenue to increase, as the installed base for our products continues to increase, such that our service revenues become more in line with our service cost infrastructure.  Gross margin improvements for our service organization are also dependent upon successful implementation of performance and reliability improvements.  Accordingly, the full impact on service margin improvements due to performance and reliability enhancements may not be realized until at least mid-2005.  Our operating plan includes reducing our overall operating costs as a percentage of revenue as we do not expect to continue incurring costs associated with the restatement of our financial statements or costs to further expand our European operations. We expect to continue investing resources to build an organizational infrastructure to support our business objectives and continue meeting corporate governance requirements. We will, if necessary, scale back our expenditures in order to maintain our financial liquidity.  As it will take time to completely execute our strategic and operating initiatives and to realize the positive effect on our business operations, we expect to continue incurring operating losses into 2005.  See “Liquidity and Capital Resources” below for a discussion of the implications of continuing losses on our liquidity.

Although we have experienced some improvement in the performance and reliability of the SenoScan® product as a result of the implementation of some of our strategic and operational initiatives during 2004, our SenoScanâsales bookings and backlog decreased in the third quarter.  The decrease in overall U.S. domestic and European sales backlog at September 30, 2004, to $8.9 million from $11.4 million at December 31, 2003 has been influenced by unanticipated program delays in the introduction of performance enhancements for the SenoScan® product.   We have continued to experience sub-component supply difficulties during the third quarter of 2004, specifically related to the supplier of detectors for our SenoScan® product.  Consequently, we have experienced unanticipated delays in production that have prevented us from meeting some of our customer requested delivery dates.  As a result of this issue we have incurred additional costs in manufacturing, shipping and installation and we believe we have lost sales opportunities to our competitors.  During the second quarter of 2004, we regained the authorization to CE Mark our MammoTest® units for shipment to Europe.  Shipments resumed in May 2004.

We incurred a net loss of $1.7 million for the quarter ended September 30, 2004 compared to a net loss of $2.0 million for the quarter ended September 28, 2003.  The $0.3 million improvement in net income during the third quarter of 2004 compared to the third quarter of 2003 was due to $1.1 million improvement in product margins, partially offset by $0.8 million increase in operating expenses.  The $1.1 million gross margin improvement in third quarter of 2004, as compared to the third quarter of 2003, was attributable to a $6.2 million increase in total revenues to $17.8 million in the third quarter of 2004 from $11.6 million in the third quarter of 2003.  Due to higher product sales volume in the third quarter of 2004, as compared to the third quarter of 2003, we generated an additional $0.7 million product gross margin.  Additionally, we incurred a $0.4 million lower negative margin on service operations due to higher service revenue.  The negative margin generated by our service operations reflects our continuing issues with product performance due to parts and components reliability.

In April 2004, we completed our restatement effort and the associated costs for legal fees, audit fees, consultants and contractors are no longer being incurred.

For the nine-month period ended September 30, 2004 we have recognized revenue totaling $7.3 million for a non-domestic sale shipped in December 2003.  Of the total $9.0 million non-domestic shipment in December 2003, $0.6 million was recognized as revenue in 2003, $7.3 million was recognized during the nine-month period ended September 30, 2004 and $1.1 million has not been recognized as revenue because it does not yet meet our revenue recognition criteria.

Results of Operations

The following table sets forth the percentage of revenues represented by certain data included in our statements of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 28, 2003	September 30, 2004	September 28, 2003
Revenues:
Product revenues	77.0%	72.7%	77.3%	71.1%
Service revenues	23.0	27.3	22.7	28.9
Total revenues	100.0	100.0	100.0	100.0
Cost of sales:
Products	49.9%	37.9%	53.7%	46.4%
Services	27.0	36.4	26.2	30.4
Research and development	9.7	8.1	8.7	10.2
Selling and marketing	12.7	17.6	15.8	18.9
General and administrative	10.5	17.9	12.2	17.7
Loss from operations	(9.8)	(17.9)	(16.6)	(23.6)
Other income, net	0.0	0.5	10.4	3.0
Net (loss) income	(9.8)%	(17.4)%	(6.2)%	(20.6)%

Product Revenues

Total revenues increased 53.4% to $17.8 million for the quarter ended September 30, 2004 from $11.6 million for the quarter ended September 28, 2003.  Product revenues increased 61.2% to $13.7 million in the third quarter of 2004 from $8.5 million in the third quarter of 2003. SenoScan® digital mammography product revenue increased 19.4% or $0.7 million to $4.3 million in the third quarter of 2004 from $3.6 million in third quarter of 2003.  The increase in sales reflects a 59.4% or $2.1 million price increase partially offset by a 25.0% or $1.4 million volume decrease.  The price increase in the third quarter of 2004 compared to the third quarter of 2003 is due to sales of units in the third quarter of 2004 that include more favorably priced configurations, options and software.  Third quarter 2004 revenues include a $0.6 million non-domestic sale installed during the quarter that was shipped in December 2003.  Revenues from our MammoTest® breast biopsy products increased 69.2% or $2.7 million to $6.6 million in the third quarter of 2004 from $3.9 million in the third quarter of 2003. The increase in MammoTest® product revenue is primarily due to 73.9% or $2.8 million volume increase.  The increase in MammoTest® units sold during the third quarter of 2004 as compared to the third quarter of 2003 is primarily due to stronger demand for the product. The RE&S products increased $1.8 million to $2.8 million in the third quarter of 2004 from $1.0 million in the third quarter of 2003.  The sales increase on RE&S products in the third quarter of 2004, as compared to the third quarter of 2003 was primarily due to 700.0% or $1.8 million volume increase in VersaRad® x-ray products as a result of distributor agreement entered into during the first quarter of 2004.

Total revenues increased 49.4% to $49.6 million for the nine-month period ended September 30, 2004 from $33.2 million for the nine-month period ended September 28, 2003.   Product revenues increased 62.3% to $38.3 million in the nine-month period ended September 30, 2004 from $23.6 million in the nine-month period ended September 28, 2003. SenoScan® product revenue increased 105.9% or $9.0 million to $17.5 million in the nine-month period ended September 30, 2004 from $8.5 million in the nine-month period ended September 28, 2003.  The increase in SenoScan® sales in the nine-month period ended September 30, 2004 as compared to the nine-month period ended September 28, 2003 reflects a 55.8% or $4.7 million volume increase coupled with a 32.5% or $2.7 million price increase.  The price increase in the nine-month period ended September 30, 2004 compared to the nine-month period ended September 28, 2003 is due to sales of units in the nine-month period of 2004 that include more favorably priced configurations,  options and software.  Revenues for the nine-month period ended September 30, 2004 include a $7.3 million non-domestic sale installed in the period that was shipped in December 2003.  The non-domestic sale accounts for 89.7% of the volume increase in the nine-month period ended September 30, 2004 compared with the nine-month period ended September 28, 2003.  The pricing on this non-domestic sale was more favorable than that of our domestic SenoScan® sales, which increased by 13.5%.   Our domestic SenoScan® sales volumes increased 5.8% in the nine-month period ended September 30, 2004, as compared to the nine-month period ended September 28, 2003 reflecting relatively flat market demand.  Of the fourth quarter 2003 shipment to a non-domestic customer, $1.1 million has not yet met our revenue recognition criteria and is included in our September 30, 2004 sales backlog.  We continue to experience difficulties with material availability, assembly and installation of SenoScan® systems, which have affected and will continue to affect our revenues and liquidity.   As discussed below, our backlog at September 30, 2004 has been adversely affected by these issues.

Our MammoTest® product revenue increased 21.6% or $2.4 million to $13.5 million in the nine-month period ended September 30, 2004 from $11.1 million in the nine-month period ended September 28, 2003. The 21.6% increase in MammoTest® product revenue reflects a 29.5% or $3.3 million volume increase offset by a 5.9% or $0.7 million pricing decrease.  The increase in MammoTest® units sold, as well as the lower pricing in the nine-month period ended September 30, 2004, as compared to the nine month period ended September 28, 2003 is primarily due to a promotional program in 2004 to upgrade the installed base. The RE&S product sales during the nine-month period ended September 30, 2004 increased $3.3 million to $7.4 million from $4.1 million in the nine-month period ended September 28, 2003.  The sales increase in the RE&S products in the nine month period ended September 30, 2004, as compared to the nine month period ended September 28, 2003 was primarily due to 175.0% or $3.0 million volume increase in VersaRad® x-ray products, partially offset by $10.5% or $0.2 million decrease in pricing as a result of distributor agreement entered into during the first quarter of 2004 and $0.3 million higher volume for the EP products.

Service Revenues

Our service revenues for the quarter ended September 30, 2004 increased 28.1% to $4.1 million from $3.2 million during the comparable quarter in 2003.  Service revenues for the nine-month period ended September 30, 2004 increased 17.7% to $11.3 million from $9.6 million in the comparable period in 2003.  The increases in the three-month period and nine-month period ended September 30, 2004 in relation to the comparable periods in 2003 are primarily due to higher number of MammoTest® and SenoScan® units on service contracts in both the US and Europe.

Cost of Sales—Products

Cost of sales for products in the third quarter of 2004 was $8.9 million or 64.8% of product revenues compared to $4.4 million or 52.2% of product revenues in the third quarter of 2003. The overall increase in cost of product sales, as a percentage of product revenues is primarily due to a $1.6 million increase in manufacturing and repair costs.

Cost of sales for products in the nine-month period ended September 30, 2004 was $26.6 million or 69.5% of product revenues compared to $15.4 million or 65.3% of product revenues, in the nine-month period ended September 28, 2003.  The overall increase in cost of product sales, as a percentage of product revenue is primarily due to a $0.7 million increase in manufacturing and repair costs and a $0.9 million higher warranty provision for a non-domestic sale because the product warranty provided to the customer is longer than the 12-month standard warranty period.

Cost of Sales—Service

Cost of sales for services for the quarter ended September 30, 2004 increased 14.3% to $4.8 million from $4.2 million in the quarter ended September 28, 2003.  As a percent of service revenues, cost of service sales decreased to 117.4% in the third quarter of 2004 from 133.5% in the third quarter of 2003.  Of this increase, $0.3 million relates to parts costs and $0.3 million relates to staffing additions to support and service our increased installed base.  The US MammoTest® and SenoScan® units under warranty and service contract support increased 26% and 134%, respectively, in the third quarter of 2004 compared to the third quarter of 2003.

Cost of sales for services for the nine-month period ended September 30, 2004 increased 28.7% to $13.0 million from $10.1 million for the nine-month period ended September 28, 2003.  As a percent of service revenues, cost of service sales increased to 115.4% in the nine-month period ended September 30, 2004 compared to 105.2% for the nine-month period ended September 28, 2003. Of this increase $2.0 million relates to parts costs and $0.8 million relates to staffing additions to support and service our increased installed base.  The US MammoTest® and SenoScan® units under warranty and service contract support increased 34% and 152%, respectively, in the nine-month period ended September 30, 2004 compared to the nine-month period ended September 28, 2003.

Research and Development Expenses

Research and development expenses increased 88.8% to $1.7 million in the quarter ended September 30, 2004 from $0.9 million in the quarter ended September 28, 2003. We spent 9.6% of revenue on research and development in the third quarter of 2004 compared to 8.1% in the third quarter of 2003.  Our employee compensation costs increased $0.2 million or 32.3% as we increased our staffing levels in software development and engineering to focus on redesigning older products for improved reliability and serviceability and enhancing the features, functionality and reliability of our SenoScan® product.  To support these redesign and product development efforts currently underway, contract engineering services increased $0.4 million and expenditures for research and development materials increased $0.1 million.

Research and development expenses increased 26.5% to $4.3 million for the nine-month period ended September 30, 2004 from $3.4 million in the nine-month period ended September 28, 2003. We spent 8.7% of revenue on research and development for the nine-month period ended September 30, 2004 compared to 10.2% of revenue for the nine-month period ended September 28, 2003.  Our employee compensation costs increased $0.4 million or 19.7% as we increased our staffing levels in software development and engineering to focus on redesigning older products for improved reliability and serviceability and enhancing the features, functionality and reliability of our SenoScan® product.   To support these redesign and product development efforts currently underway, contract engineering services increased $0.6 million and expenditures for research and development materials increased $0.1 million.  These increases in our operating costs during the nine-month period ended September 30, 2004 were partially offset by $0.2 million reimbursement of funding from research grants.

Selling and Marketing Expenses

Selling and marketing expenses increased 15.0% to $2.3 million in the quarter ended September 30, 2004 from $2.0 million in the quarter ended September 28, 2003. We spent 12.7% of revenue on selling and marketing expenses in the third quarter of 2004 compared to 17.6% in the third quarter of 2003.  Our expenditures for trade shows and conventions increased $0.2 million in preparation of the annual Radiological Society of North America trade show in November 2004 and commissions increased $0.4 million due to higher sales volume.  These increases in operating expenses were partially offset by $0.2 million decrease in salaries and wages and $0.1 million decrease in travel related costs due to lower sales personnel headcount in 2004 as compared to 2003.

Selling and marketing expenses increased 23.8% to $7.8 million in the nine-month period ended September 30, 2004 from $6.3 million in the nine-month period ended September 28, 2003.  Our selling and marketing expenses, as a percent of sales decreased to 15.8% of revenues in the nine-months ended September 30, 2004 from 18.9% of revenues in the nine-months ended September 28, 2003.  Of the total spending increase, $1.3 million relates to commission on non-domestic sales in 2004, $0.5 million relates to commission on higher domestic sales and $0.1 million relates to increased marketing and promotional efforts.  These spending increases were partially offset by $0.4 million decrease in salaries and wages due to lower sales personnel headcount in 2004 as compared to 2003.

General and Administrative Expenses

General and administrative expenses decreased 9.5% to $1.9 million in the quarter ended September 30, 2004 from $2.1 million in the quarter ended September 28, 2003.  Our spending for audit fees was $0.5 million lower in the third quarter of 2004, as compared to the third quarter of 2003, because the restatement effort that started in the first quarter of 2003 was completed in April of 2004.  We continued to incur legal costs associated with the class action lawsuit and the SEC investigation and such spending was $0.1 million higher than the same period of 2003.  In addition, we experienced $0.1 million higher insurance costs in the quarter due to renewal of our policies in May 2004.

General and administrative expenses increased 1.7% to $6.0 million in the nine-month period ended September 30, 2004 from $5.9 million in the nine-month period ended September 28, 2003.  In the nine months ended September 30, 2004, as compared to the nine months ended September 28, 2003, we incurred $0.5 million higher legal costs associated with the restatement, the class action lawsuit and the SEC investigation, $0.3 million higher insurance costs associated with the renewal of our policies and $0.1 million higher spending for printing the restated financial statements and holding the annual shareholders’ meeting.  These increases were partially offset by a $0.6 million decrease in audit fees due to completion of restatement in April of 2004 and $0.2 million decrease in travel expenses as result of cost containment efforts.

Interest Expense/Interest Income

Interest expense for the quarter ended September 30, 2004 increased to $13,000 from $5,000 for the quarter ended September 28, 2003 and interest expense for the nine-month period ended September 30, 2004 increased to $33,000 from $18,000 for the nine month period ended September 28, 2003.  These increases are due to the financing of our insurance premiums. Interest income during the quarter ended September 30, 2004 decreased to $1,000 from $3,000 in the comparable quarter of 2003 and interest income during the nine-month period ended September 30, 2004 decreased to $3,000 from $33,000 during the comparable period in 2003.  These decreases in interest income are due to the lower cash balances in 2004.

Other Income

During the second quarter of 2002, we settled a patent infringement lawsuit and $7.2 million of the settlement was scheduled to be received in equal annual installments of $0.9 million over the remaining eight-year life of the associated patents.  We recognized an other income item in the amount of $0.9 million during both the second quarter of 2003 and 2004.  On June 2, 2004 we amended the settlement agreement, received a one-time accelerated payment totaling $4.3 million in lieu of the six remaining $0.9 million payments that were due annually through 2010 and recognized the one-time payment as an other income item.

Income Taxes

We estimated that we would not owe taxes for the nine-month period ended September 30, 2004 and the year ended December 31, 2003. Accordingly, no income tax benefit or provision was recorded. This was determined based upon the anticipated 2004 results of operations and an available net operating loss carry-forward of $30.1 million at December 31, 2003. As of December 31, 2003 we had a 100% valuation allowance against our deferred tax asset of $16.2 million that resulted in a net deferred tax asset of $0.

Liquidity and Capital Resources

As of September 30, 2004, we had $1.7 million in cash and $6.5 million in working capital compared to $1.4 million in cash and $9.4 million in working capital at December 31, 2003.  The $2.9 million decrease in our working capital reflects funding for a portion of our $8.2 million loss from operations for the nine-month period ended September 30, 2004.  The remainder of the $8.2 million loss from operations was funded by the $4.3 million accelerated settlement payment received in the second quarter of 2004 and $0.8 million non-cash charges for depreciation and amortization.

Our operating activities generated $1.4 million of cash for the nine-month period ended September 30, 2004. Our net loss of $3.1 million, reflecting the favorable impact of the $4.3 million accelerated patent infringement payment received in June 2004 and recognized as other income, was funded by $0.8 million non-cash charges for depreciation and amortization and $3.7 million change in operating assets and liabilities.  Our $3.7 million net change in current assets and current liabilities consists primarily of $0.2 million decrease in inventories, $1.7 million increase in warranty obligation due to longer warranty period provided on units sold in Mexico, $2.3 million increase in our payables policy to pay our obligations no earlier than they are due, $0.4 million increase in deferred revenue due to prepayment of service contracts and $0.4 million increase in other current liabilities.  These sources of funds were partially offset by a $1.1 million increase in accounts receivable due to stronger sales and $0.3 million decrease in customer deposits to $3.7 million at September 30, 2004 from $4.1 million at December 31, 2003 due to a lower backlog.  We typically receive deposits in connection with sales of large systems to direct customers and the downturn in bookings and backlog has adversely affected our liquidity.

We used $1.0 million of cash in our investing activities during the nine months ended September 30, 2004 for capital expenditures to support efforts in manufacturing and research and development, as well as the purchase of office equipment for staff additions.

In June 2003, we entered into an $8.0 million credit facility, subject to restrictions based on eligible receivables. The amount available under the credit facility at September 30, 2004 was approximately $6.1 million. As amended, this credit agreement expires on December 9, 2004, and is secured by all of our assets. Borrowings under the agreement bear interest at the bank’s prime rate, plus 2.75%, with a minimum total interest rate of 7%.  The credit facility requires the Company to comply with a tangible net worth covenant.  As amended on July 27, 2004, the tangible net worth covenant was modified to $4.0 million from $10.0 million, effective April 1, 2004, and the bank waived the Company’s non-compliance with this covenant through March 31, 2004.  If we do not maintain compliance with the tangible net worth covenant any outstanding borrowings may be immediately due, the amount available under the credit facility may be further reduced or we may not be permitted to make borrowings against the facility. As of September 30, 2004 and December 31, 2003, there were no outstanding borrowings under the facility.  In November 2004, we borrowed $1.6 million against this credit facility.  We are currently negotiating a line of credit arrangement to replace the existing credit facility upon its expiration.

We expect to continue incurring operating losses into 2005 as it will take time for our strategic and operating initiatives to have a positive effect on our business operations.  We have developed an operating plan intended to return the company to positive cash flow from operations.  Please see “Overview” above for discussion of that plan.

We believe that our balances of cash, cash flows expected to be generated by future operating activities, and amounts available under our credit facility may not be sufficient to meet our cash requirements over the next twelve months and we may require additional financing.  To meet our working capital requirements we may need to raise additional funds through the sale of equity securities, the incurrence of indebtedness, through funds derived through entering into collaborative agreements with third parties or through divestiture of product lines.   In addition, we may be required to reduce our sales and marketing activities, reduce the scope of or eliminate our research and development programs, or relinquish rights to technologies or products that we might otherwise seek to develop or commercialize.

Additional equity or debt financing may not be available on acceptable terms, or at all. Our common stock was delisted from The NASDAQ Stock Market on July 7, 2003. One result of this action is a limited public market for our common stock. Trading is now conducted in the over-the-counter market in the so-called “Pink Sheets.” This reduced liquidity will likely make it difficult to raise additional capital.  In the event that we do raise additional equity financing, our current stockholders will be further diluted. In the event that we incur additional indebtedness to fund our operations, we may have to grant the lender a secondary security interest in our assets since our assets are currently pledged against our line of credit.

Backlog

As of September 30, 2004, we had backlog of $10.0 million, including $1.1 million related to a large order from a non-domestic customer that shipped in December 2003.  The revenue associated with this non-domestic order was not recorded at September 30, 2004 because our criteria for revenue recognition had not been met.    As of December 31, 2003 we had backlog of $19.8 million, which included $8.4 million related to the non-domestic order discussed above.  The decrease in backlog is partially attributable to recognition of revenue totaling $7.3 million on the large order from a non-domestic customer and a $2.5 million decrease in domestic and European sales orders.  The $2.5 million decrease in U.S. domestic and European sales backlog at September 30, 2004 to $8.9 million from $11.4 million at December 31, 2003 has been influenced by unanticipated program delays in the introduction of performance enhancements for the SenoScan® product.   Of the $10.0 million backlog as of September 30, 2004, it is expected that $9.4 million will be filled in the fourth quarter of 2004 and $0.6 million will be filled in the first quarter of 2005.

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

We are exposed to foreign currency risks through our subsidiary operations in Switzerland and Germany. At September 30, 2004 and December 31, 2003 we had cash, receivables and current liabilities that represent a net asset balance denominated in Euros of $1.3 million and $1.9 million, respectively. We do not employ any risk mitigation or hedging techniques with respect to amounts exposed to fluctuations in foreign currency exchange rates.

Interest Rate Risk

We have no variable rate debt outstanding as of September 30, 2004 or December 31, 2003 so we are not exposed to interest expense risk.  We do have short-term investments in low risk and no risk financial instruments, which are readily convertible into cash, which earn interest at variable rates.   At times, cash balances with our financial institution exceed FDIC insurance limits.

Item 4.    Controls and Procedures

In early 2003, we identified several accounting inaccuracies and errors that significantly affected our previously reported financial results. Under the direction of our Board of Directors, and primarily our Audit Committee, we completed a comprehensive analysis of our accounting policies and practices and a restatement of our previously reported financial results for 2000, 2001 and nine months ended September 29, 2002. Our former auditors, Ernst & Young LLP, completed a re-audit of our consolidated financial statements for 2000 and 2001 and have also performed an audit of our 2002 and 2003 annual financial statements. See our annual report for 2002 filed on Form 10-K for a detailed description of our internal review and restatement of our financial statement.

As a result of our internal review, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) were not effective during 2003, and, as a result, we were not able to timely file all reports required to be filed by us pursuant to Section 15(d) of the Securities Exchange Act of 1934. Our inability to timely file the required reports was due to, among other things, the fact that management’s time and attention had been consumed by the auditing and re-auditing of our financial statements for the years ended December 31, 2003, 2002, 2001 and 2000 and the resulting restatements in 2001 and 2000.

However, we implemented actions and modifications to our disclosure controls and procedures in an effort to correct the deficiencies and weaknesses. As a result, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) as of September 30, 2004. Our disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them to material information required to be included in our periodic SEC reports.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings:

In April 2003, we reported to the Securities and Exchange Commission that we would restate our financial results for the reporting periods beginning January 1, 2000 and ending September 30, 2002. On June 10, 2003, we received notice of a formal order of investigation and subpoena from the Securities and Exchange Commission. This request followed the voluntary disclosures that we made to the SEC beginning in April 2003 and the creation of an independent board committee to review the facts and circumstances underlying our decision to restate financial results. On November 15, 2004, the Company entered into a settlement agreement with the U.S. Securities and Exchange Commission arising out of the Commission's investigation of the Company's reported financial results for the periods beginning January 1, 2000 and ending September 30, 2002, which have since been restated by the Company. In the settlement, the Company has agreed, without admitting or denying the allegations in the Commission's complaint, to the entry of a cease and desist order against future violations of the antifraud, reporting, recordkeeping and internal controls provisions of the federal securities laws. The Commission's complaint alleges that the Company violated Section 17(a) of the Securities Act of 1933, Sections 10(b), 13(a), 13(b)(2)(A), 13(b)(2)(B) and 13(b)(5) of the Securities Exchange Act of 1934, and Rules 10b-5, 12b-20, 13a-1, 13a-13, and 13b2-1 thereunder. The Company is not required to pay any civil penalties or fines as part of the settlement. The Commission's investigation against other persons or entities who may have been involved is ongoing. The administrative order containing the Commission's allegations and the terms of the settlement with the Company is available at www.sec.gov/litigation/admin.shtml.

On April 10, 2003 and on June 3, 2003, The Sorkin, LLC and James K. Harbert filed putative class action lawsuits against us and three of our former officers and directors, Morgan Nields, Gerald Knudson and Louis Rivelli, in the United States District Court for the District of Colorado. The complaints are purportedly brought on behalf of purchasers of shares of our common stock during the period February 14, 2001 to April 1, 2003 and allege that, among other things, during the putative class period, we and the individual defendants made materially false statements in violation of Section 10(b) of the Exchange Act, Rule 10b-5 promulgated under the Exchange Act, and Section 20(a) of the Exchange Act. The complaints seek unspecified compensatory damages and other relief.  On August 7, 2003, we, and Messrs. Nields and Knudson moved to dismiss all claims asserted by The Sorkin, LLC and Harbert.  On August 18, 2003, Mr. Rivelli moved to dismiss all claims asserted in those lawsuits. On October 20, 2003, Mr. Harbert moved to dismiss his lawsuit, which the court subsequently granted. On October 21, 2003, The Sorkin, LLC and Mr. Harbert filed an amended class action complaint. The amended complaint contains the same claims for relief against us and Messrs. Nields and Rivelli, but does not assert any claims against Mr. Knudson. In addition, the amended complaint seeks to recover unspecified compensatory damages and other relief on behalf of purchasers of shares of our common stock during the period February 14, 2001 to July 17, 2003. The Company, Mr. Nields and Mr. Rivelli have filed motions to dismiss all claims asserted in the amended complaint.  The parties recently reached agreement in principle to settle this case, which is subject to final documentation and approval by the parties, court approval and receipt of the necessary class consents.  The Company believes any costs incurred under this agreement to settle will be covered by insurance.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:    Not applicable.

Item 3. Defaults Upon Senior Securities:    Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders:    Not applicable.

Item 5. Other Information:    Not applicable.

Item 6. Exhibits:

(a)   Exhibits:

The following is a list of exhibits filed as part of this Report on Form 10-Q.

Exhibit Number	Description of Exhibit
10.21	Master Purchasing Agreement between the Company and Philips Medical Systems DMC GmbH dated October 14, 2004.
31.1	Certification of Harris Ravine, Chief Executive Officer and President, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of David Kirwan, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*As contemplated by SEC Release 33-8212 these exhibits are furnished with the Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Fischer Imaging Corporation under the Securities Exchange Act of 1933 or the Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 15, 2004	FISCHER IMAGING CORPORATION
/s/ HARRIS RAVINE
Harris Ravine
Chief Executive Officer and President
Date: November 15, 2004
/s/ DAVID KIRWAN
David Kirwan
Chief Financial Officer