Form 10-K
period 2004-12-31
FISCHER IMAGING CORP
filed 2005-03-31
CIK 750901

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 0-19386

__________________________

FISCHER IMAGING CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE (State of incorporation)	36-2756787 (I.R.S. Employer Identification No.)
12300 North Grant Street Denver, Colorado (Address of principal executive offices)	80241 (Zip Code)

Registrant’s telephone number, including area code: (303) 452-6800

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.01 Per Share

__________________________

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

                Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

                Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☐

                The aggregate market value of the Common stock held by non-affiliates of the registrant as of June 30, 2004 was approximately $41.3 million.

                The number of shares of registrant’s Common stock outstanding as of March 24, 2005 was 9,382,817.

DOCUMENTS INCORPORATED BY REFERENCE

                Portions of the Registrant’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed within 120 days after the end of the Registrant’s fiscal year ended December 31, 2004 are incorporated by reference into Part III of this report on Form 10-K to the extent stated therein.

PART I

Forward-looking Statements

                This Form 10-K contains or incorporates by reference “forward-looking statements,” as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others:

•                    statements concerning possible revenue benefits resulting from enhancements of our current products or introduction of new products;

•                    statements concerning possible expense benefits resulting from our operating and service initiatives;

•                    projections regarding growth in the market for our products;

•       statements regarding the outcome of the current FDA audit;

•                    statements concerning possible revenue or expense benefits resulting from our supply or distribution partnerships; and

•                    statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

                These statements may be made expressly in this document or may be incorporated by reference to other documents we will file with the Securities and Exchange Commission (SEC). You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” or similar expressions used or incorporated by reference in this report.

                These forward-looking statements are subject to numerous assumptions, risks and uncertainties including those discussed in “Risk Factors” in this Form 10-K that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. These risk factors should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. We do not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. Further, the information contained in this document is a statement of our intention as of the date of this filing and is based upon, among other things, the existing regulatory environment, industry conditions, market conditions and prices, the economy in general and our assumptions as of such date. We may change our intentions, at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.

                Fischer®, Fischer Imaging®, MammoTest®, SenoScan®, MammoPlus®, MammoVision®, MammoSound®, Traumex®, VersaRad®, SenoScan® , MammoTest®, MammoTest Plus®, MammoVision®, MammoSound®, Bloom™, EPX-60™, SenoSound™, SenoView™, SenoView Plus™ and SPX™ are trademarks of ours. This Annual Report on Form 10-K may also include trademarks and trade names owned by other parties, and all other trademarks and trade names mentioned in this Annual Report on Form 10-K are the property of their respective owners.

                Unless the context otherwise requires, references in this report to “Fischer Imaging,” “Fischer,” “we,” “us,” “our” and the “Company” refer to Fischer Imaging Corporation and its consolidated subsidiaries.

ITEM 1. BUSINESS

Business Overview

                We design, manufacture and sell innovative mammography and digital imaging products used to diagnose breast cancer and other diseases. Our primary focus is on using our digital imaging technology in screening and diagnostic mammograms and minimally invasive breast biopsy to aid in the early identification of breast cancer. We offer high-resolution digital mammography products enabling radiologists, surgeons and other healthcare professionals to diagnose or rule out breast cancer early and treat patients with less-invasive procedures. We also market and sell products that meet selected needs of the broader radiology and electrophysiology markets.

                Our SenoScan digital mammography system is used for both screening and diagnostic mammography.  The SenoScan product’s advantages over conventional x-ray film mammography systems stem from the ability to acquire high-resolution images at a reduced radiation dose, to manipulate the resulting digital images, to transmit the images to remote locations to facilitate diagnosis, and to store the images in a cost-effective digital archive.

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

Our RE&S (Radiology, Electrophysiology and Surgery) product line consists of  film and digital general radiology systems, an electrophysiology stimulation system, electrophysiology x-ray imaging systems and a specialized surgical C-arm system.

                We currently service our products directly in North America and Europe and through a network of dealers elsewhere in the world.  We also sell  a limited amount of consumable supplies to our customers.

Significant Events in 2004

                During 2004 several factors continued to affect our business operations, financial performance, and business prospects.  These activities required significant financial resources and time from our senior management.

                SEC Investigation and Settlement.  During 2004 the SEC completed its investigation and in November 2004 the SEC issued an Order making findings of fact regarding our financial accounting practices in the past and ordering us to comply with accounting regulations going forward.  No fines or penalties were assessed against us.  Certain former officers and directors of the Company remain subject to further investigation or actions by the SEC. In April 2003 we voluntarily disclosed to the SEC that we would restate our financial results for the periods beginning January 1, 2000 and ending September 30, 2002. We made this disclosure following the formation of an independent board committee, assisted by the law firm of Hogan & Hartson LLP, to review the facts and circumstances underlying our decision to restate our financial results. In June 2003, we received notice of a formal order of investigation and subpoena from the SEC.

                Sorkin Class Action Lawsuits.  Following our announcement regarding our voluntary disclosure to the SEC, we, together with certain former officers, were named as defendants in a  class-action lawsuits alleging fraud and  violations of  federal securities laws. In September 2004 we reached agreement in priniciple with plaintiffs’ attorneys and Chubb Insurance, our director and officer liability insurance provider, regarding settlement of these claims.  In March 2005 U.S. District Court Judge Richard Matsch declined to approve the proposed settlement agreement.  As a result, litigation will continue in this lawsuit.  For a further description of the nature and status of these legal proceedings see “Item 3—Legal Proceedings.”

                Product Performance and Reliability.  Following the initial commercial launch of our SenoScan product line in late 2001, we identified product reliability and performance issues for this product that continued through 2004. We have implemented plans intended to address historical reliability, performance and servicability concerns, thereby improving the competitiveness of our products and systems.  These plans have necessitated the additions of permanent employee and contractor head count in engineering, manufacturing, test and service.  While the primary emphasis has been on the redesign of the SenoScan product, efforts are affecting all products as well as supply chain management.  We have continued to invest in increasing the size of and training for our customer service function to better serve our customers and to ensure our existing installed SenoScan products were upgraded to incorporate our new product enhancements and exchange defective parts and components.

                Receipt of Patent Settlement Payments.  On June 2, 2004 we reached an agreement with Thermo Electron Corporation and received the remaining $5.4 million owed Fischer from a 2002 patent settlement in a single payment of $4.3 million.  As a result we recorded $4.3 million of other income in the quarter ending June 30, 2004.

Formation of Partnership with Philips Medical Systems.  In October 2004, we announced a 3-year distribution agreement with Philips Medical Systems, whereby we will supply Philips with a digital mammography system based on the

SenoScan platform.  This relationship provides us the opportunity for significant expansion of market share and revenues. Under the agreement, Philips has non-exclusive worldwide distribution rights.

Significant Events Subsequent to December 31, 2004

                In addition to the events described above, we completed the following material transaction in early 2005:

                Note and Warrant Purchase Agreement with ComVest Investment Partners II LLC.  On February 22, 2005, we entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with ComVest Investment Partners II LLC (“ComVest”), which provides for up to $10.0 million of senior secured debt financing to the Company. At closing, we issued and sold a senior secured promissory note in the principal amount of $5.0 million (the “Initial Note”) and a warrant to purchase 2,000,000 shares of Common Stock (the “Warrant”) to ComVest.  The availability of the additional funding under this arrangement is subject to certain conditions, including our certification to ComVest regarding certain outcomes related to the FDA audit that is currently underway.  Due to unforeseen delays in the FDA audit we renegotiated this arrangement to gain access to an additional $2 million.  On March 30, 2005 we amended the Purchase Agreement and ComVest provided an  additional $2.0 million in funding, bringing their total investment to $7.0 million.  In connection with this funding we agreed to amend the Warrant to provide ComVest with a put option, exercisable at $0.90 per warrant share, upon the occurrence of certain trigger events.  The trigger events are a Change of Control or liquidation or dissolution of the Company.   Change of Control is defined to include a sale of the Company or a material asset of the Company.  The remaining $3.0 million available under the commitment may be borrowed by us from time to time, subject to the satisfaction of certain conditions, through November 15, 2005.

FDA Audit.  In December 2002, following an earlier periodic inspection that resulted in the FDA issuing a Form 483, the FDA issued a warning letter regarding deficiencies in the way our quality system satisfies the FDA’s Quality System Regulation (QSR). We responded to the warning letter findings and observations and instituted corrective actions. The FDA initiated a follow up compliance audit on January 31, 2005 which is ongoing.  There have been a number of informal observations of potential deficiencies, focusing primarily on our Corrective and Preventive Action (CAPA) system, complaint system, and design control system. The outcome of this inspection will be either the issuance of a FDA Form 483, a FDA Warning Letter, or an injunction.  If FDA issues an injunction, it may preclude us from shipping products until corrective action is taken and verified by the FDA.  In addition, FDA enforcement actions could include, among other things, product seizure and/or criminal or civil proceedings being initiated without further notice.   Further, failure to satisfy FDA requirements can result in an inability to receive awards of federal government contracts, to receive new marketing or export clearance for products.

Our Business Strategy

        Our business strategy is to focus on our core capabilities and technologies and to augment our resources with development and sales partnerships to provide complete solutions to customers and to grow revenue.  In addition, we are implementing initiatives to reduce manufacturing, service and operating expenses.  Elements of our business strategy include:

•                    Improve our Financial Performance and Operating Efficiency—During 2004 we implemented a number of key initiatives to improve our operating efficiencies, including business process, manufacturing process and supply chain management improvements.  We will continue with these efforts throughout 2005.  We have undertaken to redesign elements of our products in order to improve quality and reliability and to lower material, manufacturing and service costs.   Over time we believe these changes will have a positive effect on our product and service gross margins.  Although these efforts commenced in early 2004 we do not anticipate that the impact of improved product performance and reliability will be realized until at least the second half of 2005.  Gross margin improvement in our service business is dependent on successful implementation of product performance and reliability improvements.

•                    Form Strategic Supply Partnerships for Non-Core Solution Components.  —  The market for our products is increasingly complex, as our imaging systems comprise one element of an overall customer solution that also includes review workstations, networking and data storage components.  In the past we attempted to internally develop, market, sell and support all of these components.  We believe our differentiated value in the mammography market is to continue to develop and sell imaging products that have both the highest image resolution and the lowest radiation dose, as well as ease of use for radiology professionals.  Therefore, we are focusing our internal resources on enhancing our digital imaging products and partnering with strategic suppliers for non-core solution components.  We plan to further develop existing partnerships and create new relationships that enable us to market and sell complete mammography solutions while focusing our internal resources on our core competencies.

•                    Continue to Develop and Enhance Corporate Relationships to Augment our Direct Sales Force—During 2004 we formed distribution relationships with Eastman Kodak Company for our VersaRad product and with Philips Medical Systems for our SenoScan digital imaging system.  In addition, we negotiated an extension of our existing distribution arrangement with Ethicon Endosurgery for our MammoTest product and a supply agreement with Virtual Imaging for x-ray system components.  In markets we do not address directly, we intend to seek additional corporate relationships  to broaden our products’ reach and increase our revenues.   Over time we believe these corporate relationships will have a positive effect on product revenues and operating expense as a percentage of revenue.  If we are not successful in forming and executing these relationships our product revenues may not increase and we may have to scale back expenditures to maintain our financial liquidity.

•      Execute International Sales and Service Through Partnerships—In 2003 we established a significant direct sales and service presence in Europe in anticipation of sales opportunities for our SenoScan product.  The expense associated with these operations has been high and the market has been slow to develop.  Therefore, we are reassessing our sales and distribution strategy in relation to Europe and other international markets.  Our plan is  to maintain regulatory approvals for our digital imaging products in select international markets and to sell and support our products internationally through strategic distribution relationships such as our partnerships with Philips Medical Systems and Ethicon Endo-surgery, Inc.  This will enable us to focus our direct sales and service resources on North America.

•                    Continue to Improve Financial, Operational and Quality Controls and Reporting—During 2004 our focus was on implementing essential financial controls and reporting systems.  We will continue to refine these functions going forward, as well as implement more broad and robust operational controls and reporting systems to monitor product quality, engineering, manufacturing and service efficiency and financial performance.

Our Market

                We design, manufacture and sell innovative mammography and digital imaging products used to diagnose present cancer and other diseases.  We market and sell our products to public and private hospitals, as well as specialized private care centers.

                Breast cancer is the second leading cause of cancer death in women today. World Health Organization estimates that more than 1.2 million people worldwide will be diagnosed with breast cancer in 2005 and American Cancer Society estimates that approximately 211,000 women in the U.S. will be diagnosed with breast cancer in 2005.  In addition, approximately 59,000 cases of in-situ breast cancer will be diagnosed in the U.S. in 2005.

                American Cancer Society and U.S. Department of Health and Human Services recommend mammography as an effective tool for the early detection of breast cancer. American Cancer Society estimates that the five-year survival rate for women with detected breast cancer that is confined to the breast is nearly 100%.  FDA estimates that there are more than 33 million screening and diagnostic mammograms performed in the U.S. annually. Age has proven to be the largest risk factor for breast cancer. Data from the National Cancer Institute show a woman’s risk of breast cancer at age 40 is 145 per 10,000 women, rising to 431 per 10,000 women by age 65. This fact has resulted in women being recommended for a baseline mammogram at a younger age than in the past.  In 2002, the U.S. Department of Health & Human Services renewed its recommendation that women over 40 receive an annual mammogram, with a baseline mammogram recommended for women between the ages of 34 and 40.

                Frost & Sullivan estimates that in 2004 the mammography segment of the overall radiology market was approximately $300 million in revenues worldwide, including approximately $250 million in North America and $50 million in the rest of the world. The overall mammography market is predicted to grow to over $450 million worldwide by 2009, with the majority of the growth coming in the full-field digital mammography market that our SenoScan product addresses. The U.S. Food and Drug Adminstration (FDA) reports that of the 13,647 accredited mammography systems in the U.S. in 2005, only 829 systems, or 6% of the total, are full-field digital mammography systems.  Frost & Sullivan projects that by 2009 full-field digital mammography will grow to comprise 80% of estimated total revenues in the mammography market, as hospitals and mammography centers convert from film systems to digital systems.  Screening mammography is increasingly accepted as an effective method of detecting breast cancer at its earliest, most treatable stage.

Screening Mammography

                According to the Centers for Disease Control and Prevention, over 75% of women over age 50 received a mammogram in 2002. The sensitivity of modern mammography is estimated to be around 75%; that is, if a cancer is present there is a 75% chance that screening mammography will detect it. However, the specificity of screening mammography is not very high as an average of 13% of screened women are called back for further tests while only about 0.5% of the women screened will actually have breast cancer. These false positives create anxiety for women while adding significant expense to screening mammography programs.

Diagnostic Mammography

                If an abnormality is detected in a screening mammogram, or a woman or clinician discovers a palpable lump, diagnostic mammography is performed. Call back rates range from 4% to 20% of women screened and average about 13% across the U.S. While the total number of diagnostic mammograms performed per year is not known, we estimate that about 20% of all mammograms are diagnostic exams.

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

•                    The overall expense of the surgical procedure is significantly higher than the needle biopsy;

•                    The incision can be disfiguring and scarring normally occurs; and

•                    Internal scar tissue can interfere with the ability to detect suspicious lesions during subsequent mammograms.

                A less-invasive form of breast biopsy can be performed using a small needle and imaging guidance to direct the needle into the lesion detected by the mammogram. Approximately 40% of breast biopsies are performed with a needle under image guidance. We pioneered the clinical development of prone, stereotactic core needle biopsy together with several radiologists in the late 1980’s. These clinical studies resulted in the development of the MammoTest system. Stereotactic core needle biopsies are less expensive than surgical biopsies because surgical biopsies are most often performed in a hospital or surgery center. A significant portion of the cost savings for core needle biopsy results from the lower overhead associated with physician offices and imaging centers, while maintaining the same efficacy as the surgical procedure.

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

General Radiology

                American Heart Association estimates there are over 70 million Americans with one or more types of cardiovascular disease (CVD), of which 27 million are estimated to be age 65 or older.  In 2002 there were an estimated 1,463,000 diagnostic cardiac catheterizations performed in the United States. The aging of the population is expected to result in an increased incidence of chronic diseases, including coronary artery disease, heart failure and stroke.

                The general x-ray medical imaging market is mature and new sales are driven by new product innovation and a migration away from analog to digital modalities. Frost & Sullivan estimates the worldwide diagnostic medical imaging market was approximately $13.4 billion globally in 2004, and is expected to grow an average of 7 percent annually through 2009. Growth of medical imaging products should be positively impacted by the growth of Picture Archiving and Communications Systems (PACS), technology advancements, increased integration capabilities, and lower cost.

Our Products

                Our products address two markets: mammography and conventional radiology. Our breast cancer diagnostic product line includes the SenoScan digital mammography system and the MammoTest prone stereotactic breast biopsy system. Our RE&S product line includes offerings for radiology, electrophysiology and surgery.

SenoScan Digital Mammography System

                We are a leader in the development of full field-of-view digital mammography systems. Our SenoScan digital mammography system was developed for screening and diagnostic mammography. We sell our SenoScan system directly in the U.S. and Europe, as well as through a network of dealers worldwide. We installed our first SenoScan at a customer in the fall of 2001. Sales of our SenoScan product constituted 40%, 33% and 12% of total product revenue for 2004, 2003 and 2002, respectively. In addition to being approved by the FDA as equivalent to screening and diagnostic film mammography, a specific claim of up to a 40% to 60% reduction in patient x-ray dosage was approved. Key product features of the SenoScan include:

•       The industry’s lowest x-ray dosage;

•                    An ability to image almost all women with fewer exposures due to a large field-of-view; and

•                    High resolution for improved visibility of subtle micro-calcifications that can be strong indicators of early breast cancer.

                A SenoScan system is comprised of a gantry, an acquisition station and a local data storage repository. The acquisition station is installed in a shielded room where the patient is positioned for the mammogram. The patient’s breast is compressed and is then exposed to x-ray with the image recorded in digital format. The image is stored locally but is immediately available to one or more third party review stations for diagnosis. The image may also be transmitted to a local or remote data archive facility. The SenoScan system is frequently sold with peripheral review station and data storage equipment and software provided to us by third parties.

                SenoScan is a patented, slot-scanning system that operates with a detector directly coupled to the x-ray tube. The x-ray detector is a charged-coupled device, which is scanned underneath the breast, providing a very high-resolution digital image of the breast. Because the system does not require the use of a “scatter grid” to control scatter radiation, the radiation required to form an image is lower, resulting in a lower radiation dose to the patient. The SenoScan system covers a 21cm by 29cm field of view and thus is compatible with the great majority of breast sizes in screening mammography. The native resolution of the detector is 25 microns per pixel, which is used for diagnostic mammograms in an 11cm by 15cm field of view.  In the screening mode the resolution is 50 microns per pixel with a field of view of 21cm by 29cm.

                We are engaged in a product redesign and enhancement effort of the SenoScan product intended to produce a new model with greater functionality, manufacturability and reliability.  Completing this redesign on a timely basis and relaunching the SenoScan product is critical to our ability to compete in the growing digital radiology market and to achieve our financial objectives.

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

                Picture Archiving and Communication Systems (PACS) plays an important role in the migration of imaging facilities towards a ‘film-less’ environment.  PACS is developing into a mature, standards based technology with can take full advantage of the benefits offered by digital modalities such as FFDM.  The PACS platform facilitates integration with FFDM products by encompassing enterprise-wide management of images and information.  PACS supports the migration of FFDM images with other imaging modalities which can lead to a more cost effective and efficient workflow.  We have been successfully pursuing integration with leading PACS systems to increase workflow.

                Because digital mammography systems are substantially more expensive than x-ray film mammography systems, a major challenge affecting our sales will be the ability of health care providers to obtain increased payments by private insurance carriers and the Medicare program to make it cost effective for health care providers to acquire and use digital mammography systems. Medicare is estimated to provide coverage to about 40% of the women who receive an annual mammogram. The Centers for Medicare and Medicare Services, or CMS, finalized Medicare reimbursement for digital mammography effective January 1, 2004. Digital screening mammography is reimbursed at $134.41 per exam and digital diagnostic mammography at $141.88 per exam. Film screen reimbursement rates also were increased to $84.76 for screening and $96.33 for diagnostic mammography. The average FDA-approved MQSA center performed 21 exams per day, according to an FDA-sponsored survey in August 2001. While CMS provides for higher reimbursements for digital mammography compared to x-ray mammography, as indicated by these reimbursement rates, the difference between digital mammography reimbursement rates and film screen reimbursement rates may not, in and of itself, make it economically compelling for healthcare providers to change to digital mammography systems.

MammoTest/MammoVision Systems

                We have produced our MammoTest stereotactic breast biopsy system since 1988, and sales of this product constituted 39%, 49% and 62% of total product revenues for 2004, 2003 and 2002, respectively.  We sell the MammoTest product directly in the U.S. and through our partnership with Ethicon Endo-surgery, Inc. in Europe, as well as through a network of dealers worldwide.  The MammoTest product enables core needle biopsy of the breast for the minimally-invasive removal of suspicious tissue. The MammoTest system consists of an elevating prone-position table, a mammographic x-ray imaging system and a stereotactic needle guidance system used during the target localization process, biopsy procedures and placement of a breast applicator set during interstitial therapy procedures. Stereotactic refers to the technique of locating a lesion in a three-dimensional field using x-ray imaging, and directing the tip of a core needle to the site of the lesion for tissue removal. With the MammoTest system, the patient lies prone on the table with the breast hanging pendulant through an opening in the table. The digital x-ray imaging camera is located beneath the table where the breast is compressed and two digital x-ray images are acquired at separate angles.  The MammoTest system is a mature product and competes with one other prone breast biopsy systems manufactured and sold by Hologic. In 1992, we introduced MammoVision, the first charge-coupled device imaging system cleared by the FDA that produces breast tissue images on a nearly real-time basis. With the aid of proprietary software, the coordinates of a breast lesion are automatically calculated. These coordinates are then transmitted to the Autoguide, a motor-driven needle holder assembly that precisely positions the biopsy needle at the lesion.

                We have introduced additional enhanced versions of the MammoTest product. In 1995 we introduced MammoTest Plus and MammoVision Plus. The MammoTest Plus system permits 360-degree access to the breast. It also incorporates features that provide additional imaging capability important to assuring accuracy of the biopsy and Lateral Arm, and provides 360-degree access to the breast allowing small breasts (less than 2.5cm when compressed) and breast lesions in difficult locations to be biopsied more easily. In 1998, we introduced the MammoTest Plus “S” surgical system. The MammoTest Plus “S” is based on the MammoTest Plus prone biopsy system, with enhancements designed to support the more advanced techniques performed in the surgical market segment.  During 2001, the Elite Camera was introduced for more advanced, high resolution imaging capability. In 2002, we released the latest version of our Mammotest product, the Mammotest Select. In 2003 we offered three product configurations, the MammoTest Basic, MammoTest Advantage and MammoTest Select, which each have different product functionality and performance features to meet customer requirements. We continue to invest in product development efforts focused on further enhancements to MammoTest.

We are also exploring the use of our MammoTest biopsy table in the Breast Brachytherapy market.  Breast Brachytherapy represents a possible new alternative treatment option for early breast cancer. Interstitial Breast Bracytherapy is being studied as a promising alternative to beam radiation therapy. Breast brachytherapy entails the precise placement of radioactive implants in, near or around the tumor location. The high-dose-rate of the radioactive implant delivers an accelerated local dose of radiation to the area over a period of about five days. On October 29, 2004, Fischer received FDA clearance to promote Breast Brachytherapy on the MammoTest Stereotactic Breast Biopsy product. The Company is currently exploring the market opportunity for this promising procedure with the MammoTest table.

General Radiology Products

                Prior to our introduction of the MammoTest system in 1988, our business was focused primarily on manufacture and sale of x-ray products directed to the general radiology market. Beginning in the third quarter of 2002, we reinitiated efforts to more aggressively market and sell our Electrophysiology and VersaRad products. We are selectively redesigning and enhancing these products.

                Electrophysiology Products.  The treatment of cardiac arrhythmia patients typically involves a diagnostic study of the electrical functioning of the heart with an electrophysiology, or EP, study. We estimate that approximately 200,000 EP studies are performed each year by electrophysiologists. When an EP study indicates that the patient requires a surgical procedure, the electrophysiologist will map the electrical activity in the patient’s heart in an effort to locate the precise area of the heart that is causing the arrhythmia. We manufacture the EP x-ray imaging systems, tilt-tables and our Bloom Stimulator, which are used by electrophysiologists to evaluate the best course of treatment. We market and sell EP/X systems directly worldwide, as well as through a network of dealers.  In 1995, we introduced the EP/X x-ray system, an economical, state-of-the-art single plane system designed to meet the unique requirements of the electrophysiologist. In addition, we manufacture the Bloom Stimulator that is used by electrophysiologists in the treatment of patients with cardiac arrhythmia, as well as when patients receive pacemakers and implantable defibulators. We sell the Bloom Stimulator directly worldwide, as well as through a distribution arrangement with GE Medical Systems.  We introduced a significant upgrade to the EP/X System in 2003 that includes a new high-resolution digital imaging system along with a generator upgrade providing a 300% increase in power output, thus enabling the clinician to better image larger patients without a significant increase in x-ray dose to the patient or staff.

                VersaRad.  VersaRad capitalizes on unique positioning capabilities requiring minimal patient movement, making it well suited for emergency room applications. It is also a versatile general radiographic system, allowing x-ray of every bone and joint in the body. The VersaRad is available for use with a traditional x-ray film cassette as well as a digital array.  We sell the VersaRad system directly worldwide, as well as through a network of dealers.  In addition, we supply the VersaRad product to Eastman Kodak Company, which integrates it with a Kodak digital detector for resale.  We also supply VersaRad to Virtual Imaging, which integrates it with a Canon digital detector for resale.

                SPX (Special Procedure Imaging System).  Over 20 million people in the U.S. suffer from some form of peripheral vascular disease.  SPX is designed for the special requirements of peripheral radiology, such as mobility and dose control.  SPX offers customers a range of software and hardware options and upgrades to meet specific physician requirements.  We market and sell the SPX system directly worldwide, as well a through a network of dealers.

Backlog

As of December 31, 2004, we had backlog of $11.5 million compared with backlog of $19.8 million in 2003.  The 2003 backlog amount included $8.4 million related to a non-domestic order that shipped in December 2003.  The decrease in backlog is attributable to recognition of revenue relating to this non-domestic order in 2004.  Of the $11.5 million backlog as of December 31, 2004, it is expected that $7.9 million will be filled in the first quarter of 2005, $3.0 million in the second quarter of 2005 and $0.6 million in the third quarter of 2005.

Research and Development

                We employ 36 development engineers who are dedicated to the enhancement of our existing products and the development of next-generation products for the diagnosis and treatment of breast cancer and the general radiology market. The product development efforts of our internal engineering staff are currently focused on engineering, system design and software development to enhance our SenoScan digital imaging system and MammoTest products. One current product development focus is collaboration with two companies related to qualifying their cancer detection software to operate in association with SenoScan. This has enabled us to offer our customers an option package that includes computer-aided detection (CAD) software for use with SenoScan. We believe radiologists will prefer to use CAD programs that are integrated with the digital mammography system, since it is much less labor intensive to operate the software as part of a digital mammography system. With regard to MammoTest we may create development partnerships with surgical instrument companies that desire to qualify their instruments on MammoTest to create a complete solution for minimally-invasive surgery outside the mammography market.

                During 2004 we were engaged in collaboration with Philips Electronics that is now concluded, directed at integrating Philips Electronics ultrasound imaging technology with our digital mammography capability.  We received $468,000 in funding for this project through a National Cancer Institute Phase I SBIR grant.  We intend to continue this research and apply for a Phase II SBIR grant from National Cancer Institute.  We entered into a separate collaboration with IBM supported by a four year, $1.2 million fast track SBIR grant from the National Cancer Institute to evaluate the performance and clinical efficacy of the advanced IBM T221 flat panel display as part of the SenoScan mammography review workstation.   We have received $67,000 of that grant during 2004 and the grant is ongoing.  We offset our research and development costs with cash receipts we receive from research grants.

Our research and product development expenses were approximately $6.5 million, $4.7 million and $4.6 million in 2004, 2003 and 2002, respectively.

Sales and Marketing

                Our SenoScan digital imaging system was introduced in 2001. The marketing plan for SenoScan is primarily directed towards the physician/user and, to a lesser extent, healthcare administrators. Our marketing to the physician/user is focused on over 1,000 current MammoTest customers that are mammography centers, whether engaged in screening and diagnostics, teaching or research. Our physician marketing for SenoScan focuses on demonstrating the technical, clinical and financial benefits of digital imaging as compared to x-ray film diagnosis. In addition, we provide the consumer/patient with brochures outlining the digital mammography process and its potential benefits compared to x-ray film.

In October 2004, we announced a 3-year distribution agreement with Philips Medical Systems, whereby we will supply Philips with a digital mammography system based on the SenoScan platform.  This relationship provides us the opportunity for significant expansion of market share and revenues. Under the agreement, Philips has non-exclusive worldwide distribution rights.

                The market for our MammoTest product in the U.S. is mature, as the use of stereotactic breast biopsy is a well-established diagnostic procedure. Furthermore, customer requirements and the competitive landscape are much better known in the physician community for breast biopsy than for digital imaging. Our marketing effort for MammoTest focuses on existing customers as well as the emerging corporate healthcare buyers, such as Health Trust Purchasing, AmeriNet and Broadlane.

                We market our RE&S products through several channels including direct sales personnel, partnering and other marketing efforts. We have two direct sales personnel who call on hospitals with our EPX, SPX and VersaRad product lines.   In addition, we sell our VersaRad product to Kodak for resale. We also sell our Bloom Stimulator directly to end user physicians as well as to GE Medical Systems for resale.

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

                We sell our products worldwide primarily through our direct sales force and dealers. As of December 31, 2004, we had 22 direct sales people whose territories cover primarily large metropolitan areas. In addition, we have a limited number of dealers in the United States. All our international sales and service operations are now headquartered at Fischer Imaging International, Geneva, Switzerland. In 1998, we entered into an agreement with Ethicon Endo-Surgery (EES) Europe, a subsidiary of Johnson & Johnson, Inc., for the distribution of the MammoTest system in Europe. Under this agreement, we provide installation, applications and service support, while EES Europe is responsible for sales of the MammoTest system. EES Europe’s sales force provides sales coverage in the major European countries. During 2004, 2003 and 2002, the Company’s total foreign revenues were $17.4 million, $8.2 million and $2.2 million, respectively.

Service

                Our service organization is responsible for installing our products and providing warranty and repair services. Products sold by our direct sales force typically carry limited warranties covering parts and labor for twelve months. Products sold through dealers also carry limited warranties, with terms that are normally for twelve months and covering only parts or components. Service personnel offer maintenance service either under contracts or at hourly rates. In many foreign countries outside of Europe, we use dealers and third parties to provide maintenance service for our products. As of December 31, 2004, we employed 66 field and technical support engineers, 12 applications training personnel, and 13 customer service personnel, administrative and management personnel in our  worldwide service organization.

Manufacturing

                Our products are manufactured in our production facility in Denver, Colorado. The manufacturing process is primarily assembly, integration, testing, and quality control of out-sourced components and assemblies. This represents a significant change in our manufacturing strategy from the period prior to 2001, when we manufactured a substantial number of these components ourselves. For the most part we now purchase all of the parts, peripheral components and sub-components for our systems.

                Many parts and components for our systems are generally readily available from several supply sources. However, for several critical components including detectors, transformers, cameras, autoguides and x-ray tubes used in each of our product lines, we rely on one supplier for each of these key components. The manufacture of these components is highly complex and requires a precise, high quality manufacturing process from our suppliers. Our sole supplier for our detectors has experienced sub-component supply difficulties from it’s vendors and we have experienced product failures on these detectors during our pre-assembly quality testing process. We have also experienced performance issues with several of these suppliers in meeting our supply chain needs and quality requirements. As a result, we have experienced unanticipated production problems that have caused us to miss customer shipment request dates, delay production and incur additional costs related to manufacturing, shipping and installation. Changes in design for our products, including our mammography detectors and our RE&S product line, could result in unanticipated production problems in the future. We are seeking to qualify a second supplier for each of our key components and subsystems to ensure more consistently higher quality and reliable parts and components and to increase our manufacturing capacity, but cannot assure that we will be successful. Obtaining alternative sources of supply of components or systems that are available from only one or a limited number of suppliers could involve significant delays and other costs, and these supplies may not be available to us on reasonable terms, if at all.

                As of December 31, 2004, we employed 78 employees in our manufacturing organization, including 60 in production and 18 in quality and regulatory affairs.

Intellectual Property

                We seek to protect our proprietary rights through a combination of technical experience, patent, trade secret and trademark protection and nondisclosure agreements. Our future success will depend in part on our ability to obtain and enforce patent protection for our products and processes, preserve our trade secrets and operate without infringing on the patent or proprietary rights of others. Our issued patents cover, among other things, certain features of our MammoTest stereotactic breast biopsy system, our SenoScan digital mammography system, our SPX and EP/X products and related technologies and processes.  The expense of paying required maintenance payments on issued payments and of prosecuting new patent applications is substantial.  Due to our limited cash resources and financing alternatives, in the event that operating losses continue we may be forced to reduce our patent portfolio or patent applications we are pursuing.

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

                We face significant competition in digital imaging from large companies that are pursuing the same digital mammography market. In 2000 the FDA cleared the Senographe 2000D from General Electric, in 2002 the FDA cleared a digital mammography system from Hologic and in 2004 FDA cleared the Mammomat Novation system from Siemens. Additional companies have announced plans to develop digital mammography systems, including  Fuji, PlanMed and Kodak. We also have significant competition in our RE&S products from many companies that are pursuing the same market. EPMed manufacturers a product similar to our Bloom Stimulator product. GE, Siemens, Phillips Electronics and Omega Medical Systems each manufacture and sell products similar to our EPX product. SwissRay is a primary competitor for our VersaRad product line.

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

Third-Party Reimbursement

                In general we cannot predict what effect the policies of government agencies and other third party payers will have on future sales of our products, and such policies may have a material, adverse impact on our business. Third-party reimbursement from private payers have been an inhibitor to the adoption rate of our SenoScan digital imaging system.  While Medicare provides a higher reimbursement rate for digital mammography than conventional film based mammography third party payers do not follow the same reimbursement schedule since digital mammography systems cost significantly more than conventional systems, this can be an inhibitor to adoption of digital mammography. We believe that focusing on cost reduction and increasing the number of procedures that can be performed in a given time period may be the optimal means of addressing the challenges posed by limitations on reimbursement.

                Medicare reimbursement for hospitals represents about 40% of all hospital revenues. Since 1983, Medicare has limited reimbursement for Medicare inpatients to a fixed amount, based on specified categories of diagnosis known as Diagnosis Related Groups or DRG’s. Hospital profit margins have been reduced significantly since the introduction of fixed reimbursement amounts based on DRG’s. Therefore, hospitals have a financial incentive to use less-costly treatment methods. If a new technology is considered to be more cost effective, hospitals will often make capital investments to provide cost savings. Frequently, but with a significant time lag, Medicare reimbursement rates are reduced to reflect the adoption of a new procedure or technique and, as a result, hospitals are generally willing to implement new cost saving technologies before these downward adjustments in rates become effective.

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

                In August 2000 Medicare implemented a prospective payment system for all outpatient procedures performed on behalf of Medicare beneficiaries. The new payment system uses Ambulatory Payment and Classification, or APC’s, to group similar procedures and make fixed payments to hospitals for the technical expenses associated with outpatient procedures. This prospective payment system is similar to the DRG inpatient payment system and early experience indicates difficulty in properly determining the APC groups to which certain procedures belong. Technical payment amounts for some procedures such as diagnostic mammography are well below the cost of performing the procedure and this low reimbursement may dissuade hospitals from expanding diagnostic mammography services. In addition, while technical payments increased for open surgical biopsies beginning in January 2002, the technical fees related to core needle biopsy performed in a hospital outpatient setting actually decreased. These payment changes may adversely impact our sales of mammography systems and stereotactic breast biopsy systems.

                Reimbursement for physician services provided to Medicare beneficiaries is made under a physician fee schedule administered by CMS and the American Medical Association, or AMA. Procedures are assigned specific Common Procedural Codes. The valuation of these codes is accomplished by determining the relative value of work required to perform the procedure as well as the practice expenses associated with the procedure. The total number of relative value units, or RVU’s, are multiplied by an annual conversion factor for Medicare payments to physicians. This conversion factor is determined annually by CMS. The conversion factor translates into dollars, and equals the total amount that physicians will receive for a particular procedure. For 2002, Medicare reduced the conversion factor for Medicare Part B payments by 4.7%, essentially reducing physician remuneration by the same amount for all Medicare procedures. Percutaneous breast biopsy procedures however were generally increased as the number of RVU’s allocated to the procedure were increased. In addition, rates for both diagnostic and screening mammography were increased over the rates in 2001 by about 17% and permanent reimbursement amounts were set for both screening and diagnostic digital mammography. The rates for digital mammography were set about $40 higher than the film screen mammography rates.

                Normally private insurance carriers follow Medicare’s lead in determining whether to provide coverage for medical procedures and frequently base payment from the Medicare physician fee schedule. Historically private insurance carriers have paid up to 40% more than Medicare rates but there is no assurance that private carriers will continue this practice. For high volume procedures such as mammography screening, private insurance carriers negotiate fee schedules with providers that may in fact be lower than the Medicare fee schedule. While Medicare reimbursement rates for digital mammography procedures is sufficient to allow most MQSA centers to amortize the cost of systems such as our SenoScan digital mammography system, failure of a majority of private carriers to adopt Medicare rates for digital mammography could adversely impact our sales of our SenoScan system. In at least one instance, Blue Cross and Blue Shield of Illinois has indicated that full field digital mammography is considered “investigational” and therefore is not eligible for coverage.

Regulation

                The medical devices manufactured and marketed by us are subject to regulation by the U.S. FDA and, in many instances, by foreign governments. Under the U.S. Federal Food, Drug and Cosmetic Act, known as the FD&C Act, manufacturers of medical devices must comply with certain regulations governing the design, testing, manufacturing, packaging and marketing of medical devices. In addition, our design and manufacturing processes are subject to the Quality System Regulation, administered by FDA. The majority of our products are also subject to the Radiation Control for Health and Safety Act, administered by FDA, which imposes performance standards and record keeping, reporting, product testing and product labeling requirements for devices that emit radiation, such as x-rays.

                Additionally, FDA must clear or approve all our medical devices for marketing before commercial distribution can take place. FDA clearance is required for products that are subject to 510(k) filings before initial product distribution and  once cleared, before any change to the product’s indicated use. A 510(k) filing is pursuant to Section 510(k) of the FD&C Act that provides for FDA clearance of certain devices that are substantially equivalent to devices that have been continuously marketed since May 28, 1976. Most of our products are subject to this type of filing, including our MammoTest stereotactic breast biopsy system, our electrophysiology programmable stimulator, and other general radiology equipment.

                FDA approval is required for products subject to Pre Market Approval (PMA) filings.  The PMA filing and approval process is a more complex and lengthy testing and review process than the 510(k) process. A company must first obtain an investigational device exemption, known as an IDE, for the manufacturer to conduct extensive clinical testing of the device to obtain the required clinical data for the filing. The FDA will thereafter only grant approval if it finds that the safety and efficacy of the product has been sufficiently demonstrated through the clinical testing as well as the manufacturer’s laboratory testing and third party product safety agency testing. Then, after the FDA approves the product for distribution, annual reports must be submitted to update the FDA on the product’s status. The manufacturer must obtain further approval if changes to the product affect the safety and efficacy claims under which the original approval was given. One product that we manufacture is subject to this process, the SenoScan digital mammography system. We received pre-market approval from the FDA on the SenoScan in September 2001. This pre-market approval permitted us to begin marketing efforts in the United States and launch it commercially.

                Our products are also subject to approval by certain foreign regulatory and safety agencies, including the European Union (EU), where we market our products under the Medical Device Directive.  Two key elements for marketing approval in the EU and many other foreign countries are:

1.               The compliance of our products to relevant international standards and the associated manufacturer’s Declaration of Conformity and the CE mark on our products.

2.               The compliance of our quality system to the requirements of ISO 13485 and the associated certificate of compliance by an accredited Notified Body registrar.

Our quality system is certified by our Notified Body, TUV Product Services and all our European-marketed products carry the required CE Mark.  There may be other requirements for registration or approval in other countries, but these two elements are typically the foundation of many foreign countries’ registration and approval to sell.

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

                As stated above, we are subject to additional FDA regulations, including the Radiation Control for Health and Safety Act of 1968, which specifically regulates radiation-emitting products. In addition, our manufacturing processes and facilities are subject to the Quality system Regulation and continuing review by FDA. Most U.S. states and many other foreign countries monitor and require licensing of X-ray devices. Federal, state and foreign regulations regarding the manufacture and sale of medical devices are subject to future change. We cannot predict what impact, if any, such changes might have on our business.

                FDA regulations require manufacturers of medical devices to adhere to the Quality System Regulation, (QSR), which includes testing, quality control, quality assurance, corrective action, preventive action, and documentation procedures for design, manufacturing, installation and servicing. Our manufacturing facilities are subject to periodic inspections by the FDA.

                In December 2002, following an earlier periodic inspection that resulted in the FDA issuing a Form 483, the FDA issued a warning letter regarding deficiencies in the way our quality system satisfies the FDA’s Quality System Regulation (QSR). We responded to the warning letter findings and observations and instituted corrective actions. The FDA initiated a follow up compliance audit on January 31, 2005 which is ongoing.  There have been a number of informal observations of potential deficiencies focusing primarily on our Corrective and Preventive Action (CAPA) system, complaint system, and design control system. The outcome of this inspection will be either the issuance of a FDA Form 483, a FDA Warning Letter, or a court-ordered injunction.  If FDA seeks an injunction, it may preclude us from shipping products until corrective action is taken and verified by the FDA.  In addition, FDA enforcement actions could include, among other things, product seizure and/or criminal or civil proceedings being initiated without further notice.   Further, failure to satisfy FDA requirements can result in an inability to receive awards of federal government contracts, to receive new marketing or export clearance for products.

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

Employees

                As of December 31, 2004, we had 263 employees, including 241 in our U.S. operations and 22 in our international operations. We employ 91 people in service, 78 in manufacturing, 36 in engineering, 31 in sales and marketing and 27 in administration. None of our employees are parties to a collective bargaining agreement. We consider relations with our employees to be satisfactory. On an as-needed basis we sub-contract for personnel to augment our needs.

Website Access

                Our website address is www.fischerimaging.com. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports at our website under the heading “Investor Relations” or at the SEC’s website address, which is www.sec.gov. The SEC website also contains proxy and information statements and other Company information. These reports are available on our website as soon as reasonably practicable after we electronically file them with the SEC. The reference to our website does not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document.

Other Sources

                The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room, located at 450 Fifth Street NW, Washington, DC 20549, and may obtain information about the operation of the Public Reference Room by contacting the SEC at 1-800-SEC-0330.

Risk Factors

                The material risks and uncertainties that may affect our operations and financial results are described below. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our operations and financial results. The occurrence of any of the following risks could harm our business.  In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

                Risks Related to Our Business

We have a history of operating losses that have substantially reduced our cash reserves and may threaten our continuing operations.

                We have sustained operating losses during 2004 of $12.0 million in the aggregate, of which $3.9 million occurred during the fourth quarter of 2004. During 2004 our operating losses were primarily the result of increased costs associated with servicing and supporting an increased installed base, redesigning our Senoscan product, updating our quality systems to ensure regulatory compliance, and operating losses related to our European operations.

We expect to continue incurring operating losses into 2005.  We have developed an operating plan intended to return the company to positive cash flow from operations, however, there are risks associated with our operating plan.  We may not be successful in increasing our revenues and in particular in increasing revenues derived from our SenoScan product.  We may not be successful in completing the redesign of the SenoScan product, in developing upgrades and enhancements to the image or workflow management software of SenoScan.  Any of these factors may materially adversely affect our ability to gain market acceptance for SenoScan and therefore our ability to increase revenue.  Furthermore, we may not be successful in achieving improvements in the component performance and reliability of our products which would lead to continuing losses in our service business.   If we are not successful in increasing revenues and in achieving operating efficiencies to lower our cost of sales and operating expenses as a percentage of revenue we will be forced to scale back expenditures to maintain our financial liquidity.   We cannot sustain our current level of operating expenses at the current level of revenues.  We may not be successful in restructuring our sales and service operations in Europe, which would result in continuing losses in that market.

                We face risks relating to our liquidity.

                We expect to continue incurring operating losses into 2005.  We have developed an operating plan intended to return the company to positive cash flow from operations, however, there are risks associated with our operating plan.  We may not be successful in increasing our revenues and in particular in increasing revenues derived from our SenoScan product.  We may not be successful in completing the redesign of the SenoScan product, in developing upgrades and enhancements to the image or workflow management software of SenoScan or in introducing new review workstation components for the product.  Any of these factors may materially adversely affect our ability to gain market acceptance for SenoScan and therefore our ability to increase revenue.  Furthermore, we may not be successful in achieving improvements in the component performance and reliability of our products which would lead to continuing losses in our service business.   If we are not successful in increasing revenues and in achieving operating efficiencies to lower our cost of sales and operating expenses as a percentage of revenue we will be forced to scale back expenditures to maintain our financial liquidity.   We cannot sustain our current level of operating expenses at the current level of revenues.  We may not be successful in restructuring our sales and service operations in Europe, which would result in continuing losses in that market.

Should any of those factors outlined above occur, our financial liquidity position will be negatively impacted by our not achieving positive cash flow from operations and we would be required to seek additional financing.  Furthermore, if we fail to satisfy the conditions to access additional capital from ComVest, we would need additional financing.  To satisfying our working capital requirements we may need to raise additional funds through the sale of equity securities, the incurrence of additional indebtedness, through funds derived through entering into collaborative agreements with third parties or through divestiture of product lines.   In addition, we may be required to reduce our sales and marketing activities, reduce the scope of or eliminate our research and development programs, or relinquish rights to technologies or products that we might otherwise seek to develop or commercialize.

                In addition, in February 2005, we completed a debt financing with ComVest.  At the closing of that transaction, ComVest provided $5.0 million in funding, $2.5 million of which was required to be used to repay our line of credit with Silicon Valley Bank, and the remainder of which was used for working capital and we issued to ComVest a warrant for the purchase of 2,000,000 shares of common stock.  On March 30, 2005 we amended the Purchase Agreement and Warrant and ComVest provided $2.0 million in funding, bringing their total investment to $7.0 million.  In connection with this amendment we agreed to amend the warrant to provide ComVest with a put option, exercisable at $0.90 per warrant share, upon the occurrence of certain trigger events.  The trigger events are a Change of Control or liquidation or dissolution of the Company.  Change of Control is defined to include a sale of the Company or a line of business.  ComVest committed to provide up to an additional $3.0 million in funding contingent upon us being able to certify certain outcomes of the FDA audit.  Should the FDA’s findings from the audit prevent us from providing these certifications, we might not have access to the additional funding from ComVest, which would have a material adverse effect on our working capital, operations and financial results.  In addition, the terms of the Purchase Agreement limit our ability to obtain funds from other sources without ComVest’s consent.  For a further description of the nature of the risks relating to our liquidity see, “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

We have a history of regulatory issues with our manufacturing and quality systems and we are currently undergoing an audit by the FDA.

                During the past ten years we have received several warning letters from the FDA.  In March 1995, we were issued a Warning Letter by the FDA concerning documentation and other deficiencies at our Denver facility. Following an inspection which concluded in December 1996, the FDA issued Inspectional Observations Form 483, or Form 483, and a Warning Letter concerning manufacturing practices at our Denver facility. In October 1998, following a periodic inspection, the FDA issued a Form 483 regarding possible deficiencies in manufacturing, quality, and documentation practices. In August 2001, following an inspection by the FDA, we were issued a Form 483 with two minor observations, which we have since rectified.  These matters were resolved to the satisfaction of the FDA.

                In December 2002, following an earlier periodic inspection that resulted in the FDA issuing a Form 483, the FDA issued a warning letter regarding deficiencies in the way our quality system satisfies the FDA’s Quality System Regulation (QSR). We responded to the warning letter findings and observations and instituted corrective actions. FDA initiated a follow up Compliance audit on January 31, 2005 which is ongoing and currently are undergoing an onsite audit from the FDA to verify the effectiveness of our corrective actions.  There have been a number of informal observations of potential deficiencies focusing primarily on our Corrective and Preventive Action (CAPA) system, complaint system, and Design Control system. The outcome of this inspection will be either the issuance of a FDA form 483, a FDA Warning Letter, or a court-ordered injunction.  If FDA seeks an injunction, it may preclude company shipment of products until corrective action is taken and verified by the FDA.  Further, failure to satisfy FDA requirements can result in an inability to receive awards of federal government contracts, to receive new marketing or to export clearance for products.

SenoScan, our digital imaging system, is a product requiring significant engineering resources for improvement and enhancements.

                We introduced our SenoScan digital imaging product in the third quarter of 2001. Through 2004 we have continued to encounter product and systems problems with the SenoScan product that have substantially slowed sales and marketing activities and substantially increased the expense of installation, maintenance and service.  We have been forced to continue to expend scarce engineering resources on software bug fixes and retrofits. We have initiated a redesign of SenoScan that we expect to be complete in 2005. We may not be able to complete this redesign on a timely basis, if at all, and may only be able to do so at considerable expense. We may continue to encounter problems with design, implementation and integration of our SenoScan product, including delays or malfunctions of the operating software. In addition, SenoScan is one component of a digital imaging solution that incorporates networking, data storage and review station components manufactured by other parties.  It is essential that SenoScan integrate with these third party components to meet customer requirements.  Any significant reliability problems we experience with SenoScan, or our inability to integrate it successfully with required third party components, could result in adverse customer reaction and negative publicity and could harm our business and sales prospects.  In addition, our maintenance and service business currently incurs an operating loss, largely due to the reliability of SenoScan and the complexity of digitial imaging installations.  Although we have initiated corrective actions to reduce these losses, we expect to continue to expend significant resources on maintenance and service of the SenoScan product.

Our success is dependent upon establishing appropriate manufacturing processes, resolving supply issues, obtaining adequate manufacturing resources, and being able to contain manufacturing costs.

                The scope of the product lines we offer and the need for product customization require a number of separate manufacturing processes and components and significant management and engineering time and expertise. As we develop new products, we will be required to refine the prototypes of these products and develop new processes to manufacture these products in commercial quantities. Additionally, there are several critical components including detectors, transformers, cameras, autoguides and x-ray tubes used in each of our product lines for which we rely on one supplier. The manufacture of these components is highly complex and requires precise high quality manufacturing that is difficult to achieve by our suppliers. Our sole supplier for our detectors has experienced sub-component supply difficulties from its vendors and we have experienced product failures on these detectors during our pre-assembly quality testing process. We have also experienced performance issues with several of these suppliers in meeting our supply chain needs and quality requirements. As a result, we have experienced unanticipated production problems that have caused us to not meet our customer shipment request dates, delay production and incur additional costs related to manufacturing, shipping and installation inefficiencies. Changes in design for our products, including for our mammography detectors and our RE&S product line, could result in unanticipated production problems in the future. In addition, if sales of our products increase certain of our key component suppliers may not be able to scale the manufacturing to meet our requirements.  We are seeking to qualify a second supplier for each of our key components and subsystems to ensure a more consistently higher quality and reliability of parts and components and to increase our manufacturing capacity, but cannot assure that we will be successful. Obtaining alternative sources of supply of components or systems that are available from only one or a limited number of suppliers could involve significant delays and other costs, and these supplies may not be available to us on reasonable terms, if at all.

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

                In addition, we operate with very limited working capital.  This has caused us to actively manage our accounts payable to ensure our continuing operation.  During 2004 we were subject to numerous threats from our trade vendors regarding nonpayment of amounts they claim are owed to them.  In the aggregate management of the Company spends a significant amount of time managing these situations to ensure continued supply of essential parts, components and services.  As a result of these potential disputes, from time to time critical vendors have ceased supplying us temporarily, which has negatively impacted our ability to manufacture product and meet customer delivery requirements.

We depend on skilled personnel to operate our business effectively, and if we are unable to retain existing, or hire additional, personnel, our ability to develop and sell our products could be harmed.

                Our success largely depends upon the continued service of our sales, marketing, service and technical personnel, many of whom could be difficult to replace. Competition for qualified technology and market-experienced employees is intense, and our business could be adversely affected by the loss of core competencies in engineering, manufacturing, marketing and sales. We cannot assure you that we will continue to be successful in hiring and retaining qualified and properly trained personnel. The illiquidity of our common stock may also affect the attractiveness of equity incentives that are part of our compensation program used to attract and retain key personnel. The failure to attract, retain, motivate and train qualified new personnel could have a material, adverse effect on our business.

Our market is unpredictable and characterized by rapid technological changes, competitive technologies and evolving standards, and, if we fail to keep up with such changes, our business could be negatively affected.

                The market for our products is characterized by rapid and significant changes in competitive technologies, evolving medical industry standards, the frequent introduction of new products and alternative surgical procedures. Products based on new technologies could replace or reduce the importance of current procedures that use our products and render these products noncompetitive or obsolete. Therefore, our success will depend in part on our ability to respond quickly to new product introductions, marketing campaigns and medical and technological changes through the development of new products. Our products comprise one component of a digital imaging solution that incorporates networking, data storage and review station components manufactured by other parties.  It is essential that our products integrate with these third party components to meet customer requirements.  Our inability to integrate successfully with required third party components, could result in adverse customer reaction and negative publicity and could harm our business and sales prospects.  In addition, we may not be able to develop new products in a timely or cost-effective manner, if at all, and demand for our current products could be significantly diminished. Because we compete in a high technology environment, competitive product introductions occur on a frequent basis. New, breakthrough technology in the areas of computer tomography (CT) and position emission tomography (PET) scanning, magnetic resonance and ultrasound imaging may trigger a sharp drop in interest in our products. In addition, this convergence of multiple imaging modalities may cause our products to be outdated.

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

                Our market is intensely competitive. Our competitors include large, multinational corporations, including GE Medical Systems, Siemens, Philips, Toshiba, and Hitachi, as well as a number of smaller, more focused companies such as Hologic Corporation. Many of these companies supply a broad range of medical products and equipment to their customers and as a result have a substantial pre-existing presence resulting therefrom.

                Most of our product revenue during the past five years has been derived from our MammoTest system, which was introduced in 1988. The market for MammoTest is mature and our product principally competes with the Hologic prone-positioning breast biopsy system, which is aggressively priced and marketed. Many larger companies, including GE Medical Systems, Philip and Siemens, also offer a form of stereotactic add-on systems. Due to the maturity of this market, we expect prices and margins for MammoTest to decrease over time, which could adversely affect operating revenues and margins. Our SenoScan digital mammography product received FDA clearance in September 2001 and currently competes with digital offerings from GE Medical Systems and Hologic. In 2000, the FDA cleared the Senographe 2000D from GE Medical Systems for marketing in the U.S. In 2002, the FDA cleared the Selenia, a digital mammography system from Hologic, which Hologic is able to market to its existing analog system customers. Additional companies that have announced plans to develop digital mammography systems include Siemens, Fuji, Kodak, and Planmed. To date none of these companies has made public any submission to the FDA for PMA approval.

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

                In addition to the challenges of the SEC investigation, the shareholder class-action lawsuit, the FDA warning letter and other legal proceedings described below, our new management members have spent considerable time and effort dealing with internal and external investigations involving our previous internal controls, and in developing and implementing accounting policies and procedures, disclosure controls and procedures and corporate governance policies and procedures. The significant time and effort spent may have adversely affected our operations and may continue to do so in the future.

                We face risks related to the class action lawsuit and other legal proceedings.

                We, and certain former officers, have been named defendants in a class-action lawsuit. In September 2004 we reached agreement in principle with plaintiff’s counsel and our director and officer insurance provider to settle these claims.  In March 2005, the court declined to approve the settlement agreement, which requires that the parties proceed to litigation.  We are generally obliged, to the extent permitted by law, to indemnify our directors and officers who are named defendants in some of these lawsuits. We are unable to estimate what our liability in these matters may be, and we may be required to pay judgments or settlements and incur expenses in aggregate amounts that could have a material, adverse effect on our business, financial condition, results of operations and cash flows.

                We currently have director and officer liability insurance that may pay a portion or all of the fees incurred in defending against claims and the damages of an award. However, if the plaintiffs are successful, we may not have enough insurance to cover the judgment.  In addition, our director and officer liability insurance provider has notified us that they are reserving their right to rescind the insurance if information is revealed in the course of investigation or litigation that leads them to believe that the insurance policy is unenforceable.  If we lose this lawsuit or if our insurance provider rescinds the insurance policy it may create uncertainty in the marketplace for the viability of our business or our products. If the judgment is severe, the financial burden may be so great as to jeopardize our continued operations.

                For a further description of the nature and status of these legal proceedings see, “Item 3—Legal Proceedings.”

The composition of our senior management and board of directors has changed significantly. Such members’ attention has been diverted to matters other than our strategic plan and business operations, which may negatively affect our results of operations.

                In the past two years, we replaced our chief executive officer and our chief financial officer twice, five directors resigned, we added five new members to our board of directors and we replaced nearly all of our senior operating managers. It will take some time for our new management team and board of directors to develop strong working relationships with our operating managers and to execute our strategic plan and annual operating plan. Moreover, new management’s ability to complete this process has been and continues to be hindered by its need to spend significant time and effort dealing with internal and external investigations, developing effective corporate governance procedures, strengthening reporting lines and reviewing internal controls. We cannot assure you that this restructuring of our board of directors and senior management team, and the accompanying distractions, will not adversely affect our results of operations.

                If we fail to adequately protect our intellectual property, our competitive position could be harmed.

                Development and protection of our intellectual property are critical to our business. If we do not adequately protect our intellectual property, both in the U.S. and abroad, competitors may be able to practice our technologies. Our success depends in part on our ability to obtain patent protection for our products and processes both in the U.S. and other countries. We must also protect trade secrets and prevent others from infringing on our proprietary rights.

                We face numerous risks and uncertainties with respect to our patents and other proprietary rights. Currently, most pending patent applications in the U.S. are maintained in secrecy until issuance, and publication of discoveries in the scientific or patent literature tends to lag behind actual discovery by several months. Thus, we may not have been the first to file patent applications on our inventions. Our patent applications may not result in any patents. Once granted, the claims of any issued patents may not afford meaningful protection for our technologies or products. In addition, patents issued to us or our licensors may not provide competitive advantages for our products or may be challenged by our competitors and subsequently narrowed, invalidated or circumvented. Competitors may also independently develop similar or alternative technologies or duplicate any of our technologies.  The expense of paying required maintenance payments on issued payments and of prosecuting new patent applications is substantial.  Due to our limited cash resources and financing alternatives, in the event that operating losses continue we may be forced to reduce our patent portfolio or patent applications we are pursuing.  If we took this action it could adversely affect our competitive position.

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

                Our business exposes us to potential product liability claims that are inherent in the manufacture and sale of medical devices and, as such, we may face substantial liability to patients for damages resulting from the faulty design or manufacture of products.  We have been a defendant, from time to time, in product liability actions. We maintain product liability insurance. Product liability claims may exceed coverage limits and product liability insurance may not be available at commercially reasonable rates, if at all. Consequently, a product liability claim or other claim in excess of insured liabilities or with respect to uninsured liabilities could have a material, adverse effect on us.

                Complex medical devices, such as we produce, can experience performance problems in the field that require review and possible corrective action by the manufacturer. We periodically receive reports from users of our products relating to performance difficulties they have encountered. These or future product problems could result in market withdrawals or product recalls, which could have a material, adverse affect on our business, financial condition and results of operations.

Failure of third-party payers to provide appropriate levels of reimbursement, if at all, for use of our products could harm our business.

                Sales of medical products have historically been dependent upon the reimbursement of patients’ medical expenses by government healthcare programs and private health insurers. The costs of our products are substantial, and market acceptance of our products depends upon our customers’ ability to obtain appropriate levels of reimbursement from third-party payers for use of our products. Technical payment amounts for some procedures such as diagnostic mammography are well below the cost to perform the procedure and this low reimbursement may dissuade hospitals from expanding diagnostic mammography services. In at least one instance, Blue Cross and Blue Shield of Illinois has indicated that full field digital mammography is considered “investigational” and therefore is not eligible for coverage. In addition, while technical payments increased for open surgical biopsies beginning in January 2002, the technical fees related to core needle biopsy performed in a hospital outpatient setting decreased. The use of our products outside the United States is similarly affected by reimbursement policies adopted by foreign regulatory and insurance carriers. We cannot predict what effect the policies of government agencies and other third party-payers will have on future sales of our products, and such policies may have a material, adverse effect on our business.

Some studies have questioned the efficacy of mammography to reduce mortality. If mammography proves to be less effective, our business could be seriously harmed.

                From time-to-time analyses are published that question the efficacy of mammography to reduce mortality from breast cancer. If mammography is proven to be ineffective, our business could be seriously harmed. Most recently, researchers in Denmark published a study in the Lancet questioning the justification for screening for breast cancer with mammography. The study performed a re-analysis of several prior studies on the efficacy of mammography, and concluded that there was no benefit to mammography screening as a cancer prevention measure. Many academicians and health policy groups question these findings, but even if the findings are untrue, these claims could influence mammography usage in the United States and undermine adoption of mammography in countries where screening is not widely adopted. In addition, the American Cancer Society and the U.S. Department of Health and Human Services currently recommend annual mammograms for women over the age of 40, with an initial screening at age 34. If other articles or studies question the efficacy of mammography, or if cancer organizations or governmental agencies cease recommending regular mammograms, our business could suffer. Also the results of the DMIST clinical trial to measure the performance of digital mammography systems against conventional x-ray film systems are expected to be announced in late 2005. If the results of this clinical trial do not demonstrate sufficiently increased performance of digital systems compared to x-ray systems, this could negatively impact the market for our SenoScan product and our business could suffer.

Our success is dependent on complying with the regulatory requirements of the FDA.

                Our business is subject to regulation by the FDA. Failure to comply with applicable regulatory requirements can result in, among other things, civil and criminal fines, orders to repair or replace devices or to refund the device purchase price, suspensions and withdrawals of approvals, product recalls, detentions or seizures, injunctions and criminal prosecutions. FDA regulations require manufacturers of medical devices to adhere to the FDA’s Quality Systems Regulation, or QSR, which includes testing, quality control and documentation procedures for design, manufacturing, installation and servicing. Our manufacturing facilities are subject to periodic inspection by the FDA such as is ongoing at present.

                The FDA has post-marketing controls that include a requirement to file Medical Device Reports when a company becomes aware of information suggesting that one of its products may have caused or contributed to a death, serious injury or serious illness or has malfunctioned in a way which could lead to that result. The FDA uses these reports to determine whether it should exercise enforcement powers, such as mandatory product recalls, temporary suspensions of approvals, or withdrawal of 510(k) marketing clearances or pre-market approvals. The filing of Medical Device Reports indicating unexpected product hazards or the failure to comply with medical device reporting requirements could have a material, adverse effect on us.

                Each of our products is required to receive FDA clearance or approval prior to commercialization. To date, all of our products have been classified by the FDA as Class II medical devices and have been eligible for FDA marketing clearance. In that digital mammography is new technology, the FDA required the SenoScan to be cleared through the pre market authorization (PMA) process. Future upgrades and enhancements to SenoScan must go through a more arduous review process than that applicable to other products and this may result in extended delays or increased expense as compared to products covered by a 510(k) clearance.

                We are, also, regulated by the FDA under the Radiation Control for Health and Safety Act of 1968. This act specifically addresses radiation-emitting products. Under this law, we must submit initial reports on any new x-ray systems that require certification. In addition, we must submit installation reports to the FDA certifying compliance with installation instructions of the manufacturer. Under certain circumstances, we also are required to submit product defect reports concerning our radiation emitting products to the FDA and, sometimes, to the first purchasers of the products. Product defect reports describe any safety related product defects or the failure of a product to conform to an applicable standard of which we have become aware. Additionally, we are required to submit accidental radiation occurrence reports regarding the injurious exposure to any person.

                A failure to comply with these regulations could have a material, adverse effect on us. Furthermore, discovery of unexpected product hazards or of failures to meet required standards through the reporting system could also have a material, adverse effect on us.

We may not be successful in our international operations.

                During 2004, 2003 and 2002, the Company’s total foreign revenues were $17.4 million, $8.2 million and $2.2 million, respectively. Our international business may be harmed by the expense and difficulty of establishing, expanding, and managing international operations as well as the difficulty of enforcing agreements, collecting receivables, and protecting intellectual property in foreign countries. Until 2002, we sold and serviced our products abroad exclusively through our strategic relationship with the Ethicon Endo-surgery Inc. Beginning in the fall of 2002, we assumed direct responsibility for product service in Europe.

Providing this service directly has exposed us to additional organizational complexity and expense.  As a result we are planning to transfer our service responsibilities to a third party and sell our products in Europe through our partnerships with Ethicon Endo-surgery, Inc. and Phillip Medical Systems.

Risks Related to Our Common Stock

Our common stock was delisted from The NASDAQ Stock Market and as a result, trading of our common stock has become more difficult.

                Our common stock was delisted from The NASDAQ Stock Market on July 7, 2003. One result of this action is a limited public market for our common stock. Trading is now conducted in the over-the-counter market in the so-called “Pink Sheets.” Consequently, selling our common stock is more difficult because smaller quantities of shares can be bought and sold, transactions can be delayed and security analyst and news media coverage of us may be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of our common stock as well as lower trading volume. As a result of the delisting of our common stock from The NASDAQ Stock Market, our common stock has become subject to the “penny stock” regulations, including Rule 15g-9 under the Securities Exchange Act of 1934. That rule imposes additional sales practice requirements on broker-dealers that sell low-priced securities to persons other than established customers and institutional accredited investors. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Consequently, the rule may affect the ability of broker-dealers to sell our common stock and affect the ability of holders to sell their shares of our common stock in the secondary market. To the extent our common stock remains subject to the penny stock regulations, the market liquidity for our shares will be adversely affected. Additionally, although we will seek to have our common stock re-listed on The NASDAQ Small Cap Market once we are in full compliance with our obligations as a reporting company, we can provide no assurance that we will be re-listed.

If we are unable to meet the financial covenants of our loan agreement with ComVest, our loan availability will be limited and we could be deemed to be in default.

                In February 2005 we entered into a Note and Warrant Purchase Agreement with ComVest Partners that provides for loans of up to $10.0 million to us.  Initially, $5.0 million was made available to us, of which $2.5 million was used to repay our loan facility with Silicon Valley Bank and the remaining $2.5 million was used for working capital. On March 30, 2005 ComVest provided an additional $2.0 million in funding, bringing their total investment to $7.0 million.  Availability of the remaining $3.0 million is contingent in part on our continued compliance with certain financial covenants.  Our failure to meet any of our covenants under our loan agreement could result in the remaining $3.0 million being unavailable, or in ComVest declaring an event of default, which would significantly harm our liquidity and financial position.

The price of our common stock is subject to significant price fluctuations.

                Because of the relatively low trading volume and public float of our common stock, the market price of our common stock is subject to significant fluctuations in response to variations in quarterly operating results, announcements of material events, speculative or promotional activity in our stock and other factors. In particular, we believe that speculative activity in our common stock and activities of promoters who are not associated with us have, in combination with the limited trading volume and public float, at various times caused our common stock to trade at artificially high prices.  This type of market is inherently unstable, risky and subject to wide positive and negative pricing swings in response to both legitimate and improper trading and promotional activities.  In addition, the securities markets have experienced significant price and volume fluctuations from time to time in recent years that have often been unrelated or disproportionate to the operating performance of particular companies. These broad fluctuations may adversely affect the market price of our common stock.

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

                Five institutional investors and a single individual stockholder, combined, beneficially, own approximately 68.5% of our common stock as of December 31, 2004. As a result, a few shareholders are able to exercise significant influence on the election of our board of directors and could thereby direct our policies.

Anti-takeover provisions in our charter could discourage purchases of, or offers to purchase, us, even if those offers might be favorable to stockholders.

                Our certificate of incorporation and bylaws include provisions that may be deemed to have anti-takeover effects and may delay, defer or prevent a takeover attempt that stockholders might consider in their best interests. These include a provision under which only the board of directors may call meetings of stockholders, certain advance notice procedures for nominating candidates for election to the board of directors and staggered terms for our board of directors.

                ITEM 2. PROPERTIES

                We maintain a leased office for our headquarters and manufacturing facility in Denver, Colorado. This facility includes approximately 120,000 square feet of office and manufacturing space and is leased from JN Properties. A former employee, as of December 31, 2003, who was previously a director of the Company, Chairman of the Board, Chief Executive Officer and Chief Technology Officer, and a 11.8% shareholder in the Company is a general partner in JN Properties. This facility substantially exceeds our requirements and the lease includes terms that impose substantial maintenance expense on us.  In addition, the lease provides for escalation of the rental rate based on market conditions.  We also lease office space in Switzerland.  We believe our present facilities are adequate for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

           In April 2003, Fischer Imaging Corporation reported to the Securities and Exchange Commission that it would restate its financial results for the reporting periods beginning January 1, 2000 and ending September 30, 2002. On June 9, 2003, the Company received notice of a formal order of investigation and subpoena from the Securities and Exchange Commission. This request followed the voluntary disclosures that the Company made to the SEC beginning in April 2003 and the creation of an independent board committee to review the facts and circumstances underlying the Company’s decision to restate financial results. On November 15, 2004, the Company entered into a settlement agreement with the U.S. Securities and Exchange Commission arising out of the Commission’s investigation of the Company’s reported financial results for the periods beginning January 1, 2000 and ending September 30, 2002, which have since been restated by the Company.  In the settlement, the Company has agreed, without admitting or denying the allegations in the Commission’s complaint, to the entry of a cease and desist order against future violations of the antifraud, reporting, recordkeeping and internal controls provisions of the federal securities laws.  The Commission’s complaint alleged that the company violated Section 17(a) of the Securities Act of 1933, Sections 10 (b), 13 (a), 13 (b) (2) (A), 13 (b) (2) (B) and 13 (b)(5) of the Securities Exchange Act of 1934, and Rules 10b-5, 12b-20, 13a-1, 13a-13, and 13b2-1 thereunder.  The Company was not required to pay any civil penalties or fines as part of the settlement.  The Commission’s investigation against other persons or entities who may have been involved is ongoing.  The administrative order containing the Commission’s allegations and the terms of the settlement with the Company is available at www.sec.gov/litigation/admin.shtml.  In addition, we have been informed by the U.S. Department of Justice of their intention to investigate the matters cited in the SEC order.

                On April 10, 2003 and on June 3, 2003, The Sorkin, LLC and James K. Harbert filed punitive class action lawsuits against us and three of our former officers and directors, Morgan Nields, Gerald Knudson and Louis Rivelli, in the United States District Court for the District of Colorado. The complaints are purportedly brought on behalf of purchasers of shares of the Company’s common stock during the period February 14, 2001 to April 1, 2003 and allege that, among other things, during the putative class period, the Company and the individual defendants made materially false statements in violation of Section 10(b) of the Exchange Act, Rule 10b-5 promulgated under the Exchange Act, and Section 20(a) of the Exchange Act. The complaints seek unspecified compensatory damages and other relief. On August 7, 2003, the Company, and Messrs. Nields and Knudson moved to dismiss all claims asserted by The Sorkin, LLC and Harbert. On August 18, 2003, Mr. Rivelli moved to dismiss all claims asserted in those lawsuits. On October 20, 2003, Mr. Harbert moved to dismiss his lawsuit, which the court subsequently granted. On October 21, 2003, the Sorkin, LLC and Mr. Harbert filed an amended class action complaint. The amended complaint contains the same claims for relief against us and Messrs. Nields and Rivelli, but does not assert any claims against Mr. Knudson. In addition, the amended complaint seeks to recover unspecified compensatory damages and other relief on behalf of purchasers of shares of our common stock during the period February 14, 2001 to July 17, 2003. The Company, Mr. Nields and Mr. Rivelli have filed motions to dismiss all claims asserted in the amended complaint.  In September 2004 we entered into an agreement in principle to settle this litigation with plaintiffs’ attorneys and our director and officer liability insurance provider, Chubb Insurance Company.  This settlement proposal was submitted to the U.S. District Court for approval, and on March 3, 2005 the court declined to approve the proposal.  As a result, litigation will continue in this matter.  A hearing on the motions to dismiss is scheduled for May 6, 2005.

The Company is a defendant in a breach of contract suit brought by International Surgical Systems in the federal District Court of Arizona.  The suit claims that Fischer Imaging wrongfully breached an agreement to supply product to ISS, notwithstanding ISS’ nonpayment, and that such breach caused the failure and bankruptcy of ISS.  The suit seeks $1 million in damages, plus attorneys’ fees and expenses.  The Company believes the suit is without merit and intends to vigorously defend the case, as well as assert counterclaims against ISS for nonpayment.

The Company is also a defendant in various lawsuits incident to the operation of its business. We do not believe that any of those pending legal proceedings would have a material, adverse effect on the consolidated financial position or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                In July  2003, our stock was delisted from the Nasdaq National Market where it was traded under the symbol “FIMG.”  At that time our trading symbol changed to “FIMG.PK” and our common stock is now available for trading over-the-counter with trades reported by the Pink Sheets LLC. The following table sets forth, for each of the periods indicated, the high and low closing sale prices per share of our common stock as reported by The NASDAQ Stock Market or the Pink Sheets LLC, as applicable.

	High	Low
2003
First Quarter	$7.43	$5.29
Second Quarter	5.39	3.85
Third Quarter	4.94	2.75
Fourth Quarter	5.25	3.45
2004
First Quarter	$5.10	$4.00
Second Quarter	4.50	2.20
Third Quarter	3.54	1.90
Fourth Quarter	4.25	2.30

                As of December 31, 2004, there were approximately 250 holders of record of our common stock. We believe that we actually have in excess of 1,500 beneficial owners.  The closing sale price of our common stock on December 30, 2004 as reported by Pink Sheets, LLC was $3.90 per share.  We have not paid any cash dividends on our common stock and intend to retain future earnings to finance the growth of our business rather than to pay cash dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

                The information required by this Item 201(d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans is incorporated by reference from our definitive Proxy Statement to be filed in connection with the Annual Meeting of Stockholders.

Recent Sales of Unregistered Securities

During the fiscal year ending December 31, 2004, we issued 26,000 shares of common stock upon the exercise of options held by one officer of the Company for an aggregate price of $53,125 and to one director for an aggregate purchase price of $4,000.  We believe that each of these transactions was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                Our Selected Financial Data for the 2004, 2003 and 2002 data is derived from our audited financial statements beginning on page F-1.  The years ended December 31, 2001 and 2000 have been restated to incorporate the restatement adjustments.  The restatement adjustments for 2001 and 2000 are described in the 2002 annual report on Form 10-K.

                You should read the following Selected Consolidated Financial Data with the consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K.

	2004	2003	2002	2001	2000
	(In thousands, except per share data)
Consolidated Statement of Operations Data
Revenues:
Products	$48,645	$32,814	$30,630	$28,055	$41,352
Services	15,395	13,348	14,480	13,860	12,683
Total revenues	64,040	46,162	45,110	41,915	54,035
Cost of sales:
Products	33,648	25,109	28,180	17,984	26,678
Services	17,523	13,629	11,887	7,307	9,892
Total	51,171	38,738	40,067	25,291	36,570
Gross profit	12,869	7,424	5,043	16,624	17,465
Operating expenses:
Research and development	6,531	4,654	4,559	3,257	3,708
Selling and marketing	10,469	9,376	7,981	7,278	6,801
General and administrative	7,917	8,754	7,697	5,028	5,282
Total operating expenses	24,917	22,784	20,237	15,563	15,791
(Loss) income from operations	(12,048)	(15,360)	(15,194)	1,061	1,674

Interest expense	(66)	(49)	(81)	(138)	(461)
Interest income	4	62	119	77	65
Patent settlement income (1)	5,150	900	24,950	—	—
Other (expense) income	39	34	(74)	(118)	(382)
Total other income (expense)	5,127	947	24,914	(179)	(778)
Provision (benefit) for income taxes	—	—	—	—	—
Net (loss) income	$(6,921)	$(14,413)	$9,720	$882	$896
Net (loss) income per common share:
Basic	$(0.74)	$(1.55)	$1.06	$0.10	$0.13
Diluted	$(0.74)	$(1.55)	$1.00	$0.09	$0.12
Shares used to calculate net (loss) income per share:
Basic	9,353	9,319	9,204	8,643	7,111
Diluted	9,353	9,319	9,692	9,352	7,411
Balance Sheet Data (at end of period):
Working capital	$4,169	$9,405	$23,199	$14,161	$11,756
Total assets	31,374	32,348	41,079	31,552	29,969
Total long-term debt (credit facility)	1,454	454	1,181	1,003	881
Total stockholders’ equity	6,593	13,075	27,493	17,669	15,954

__________________________

(1)                                  During the second quarter of 2002, we settled a patent infringement lawsuit that we had filed against Thermo-Electron Corporation and Hologic, Inc. Under the $32.2 million settlement, we received $25.0 million in cash and recognized $0.9 in each of 2003 and 2004 as annual installments.  In June 2004, we received an accelerated final settlement payment of $4.3 million.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following “Management’s Discussion and Analysis” with the consolidated financial statements and related notes and “Selected Consolidated Financial Data” appearing elsewhere in this Form 10-K.

Overview

We design, manufacture and sell innovative mammography and digital imaging products used in the diagnosis of breast cancer and other diseases. Our two primary breast cancer products are our MammoTest stereotactic breast biopsy system, which we introduced in 1988, and our SenoScan digital mammography system, introduced in late 2001. Although MammoTest is a mature product we intend to continue to introduce enhancements to this system and expect to see moderate growth in revenue going forward. We believe SenoScan has significant potential for growth as digital mammography gains acceptance over traditional x-ray film mammography. Our ability to grow SenoScan sales and capture market share in this emerging digital market is critical to our overall growth. That ability is dependent upon us being successful on a timely basis with the current redesign program, with the introduction of competitive workflow solutions and with gaining wider market acceptance for the product. SenoScan was approved by the FDA for sale in 2001 and we have continued to invest significant resources to enhance its performance and reliability and its feature set, in order to produce a more competitive and attractive product. We continue our efforts to market and sell our Electrophysiology and VersaRad x-ray products to the general radiology market both through our direct sales force and through strategic distribution agreements. In addition to our product sales, we provide services for installation and application training at the time our products are installed at the customer’s location. We also sell parts and provide maintenance services under our limited warranties, under long-term contracts, or at hourly rates.

The Company incurred significant losses and had negative cash flows from operations during 2004.  We incurred a $12.0 million loss from operations and a $6.9 million net loss for the year ended December 31, 2004.  We are implementing an operating plan intended to return the company to sustainable positive cash flow from operations.   Key components of this plan include increasing revenues and improving our operating efficiencies to reduce cost of sales, thereby improving gross margins, and lowering our overall operating costs as a percentage of revenues. Our future revenue growth and success depends largely upon increasing sales of our SenoScan product and further expanding the number of strategic corporate relationships to broaden the sales reach of our products. We are undertaking a number of steps to improve the performance and reliability of our SenoScan product and to advance our technology for digital imaging.  Some of these steps include redesigning parts and components to our products, providing upgrades and enhancements to our image and workflow management software and introducing alternative review workstation solutions.  We are anticipating the redesign efforts currently underway for the SenoScan product will be completed in 2005 and that SenoScan will be re-launched at that time. The timing of the completion of our redesign of the SenoScan and our ability to introduce the redesigned product to the market will significantly affect our results for 2005.  If we are unsuccessful in introducing the redesigned SenoScan in a timely manner our SenoScan revenues for 2005 will be negatively impacted.  We have also begun implementing manufacturing and supply chain process improvements that we believe will reduce cost of sales on our products.  Although these efforts commenced in early 2004, we do not anticipate that the full impact of the improved performance and reliability and the resultant increase in product revenues and improvement in product gross margins will be realized until at least the second half of  2005.  Provided that the installed base for our products continues to increase we expect our service revenue to increase, such that our service revenues become more in line with our service cost infrastructure. We have continued to invest additional resources in our service organization to support and service an increasing base of installed products and have begun an initiative to add a professional services department to provide systems integration expertise in our selling, site planning and installation cycle. Gross margin improvements for our service organization are also dependent upon successful implementation of performance and reliability improvements.  Accordingly, the full impact on service margin improvements due to performance and reliability enhancements, if they occur, may not be realized until at least the second half of 2005.  We have begun the process of restructuring our sales and service operations in Europe, of transferring our European service business and addressing this market through a strategic distribution agreement, thereby eliminating the need for the current European infrastructure.  We expect to continue investing resources to build the US organizational infrastructure to support our business objectives and continue meeting corporate governance requirements. However, if necessary we will scale back our operations, investment and personnel in order to maintain our financial liquidity.

Implementing these strategic and operational initiatives during 2004 produced increased product and service revenues, improved product gross margins and lower operating costs expressed as a percentage of revenue. However, it also resulted in increased costs associated with servicing and supporting an increased installed base, redesigning our Senoscan product, and updating our quality systems to ensure regulatory compliance. These additional costs were comprised primarily of $3.9 million additional operating costs in our service business related to additional parts usage and increasing our service personnel; a $2.8 million operating loss associated with our European operations and $1.9 million in additional research and development costs associated with the redesign of our Senocan product. We also incurred an additional $1.3 million in manufacturing operations costs associated with FDA regulatory compliance.

Although we have experienced some improvement in the performance and reliability of the SenoScan product as a result of the implementation of some of our strategic and sales operational initiatives during 2004, our SenoScan backlog has declined during the year.  SenoScan sales backlog was $5.9 million at December 2004, a decrease of $0.8 million, from $6.7 million at December 2003.  This decrease in backlog has resulted from delays in the introduction of performance enhancements for the SenoScan product, as well as sub-component supply shortages, specifically related to the supplier of detectors for our SenoScan product.  Consequently, we have experienced manufacturing delays that have prevented us from meeting some of our customer requested delivery dates.  We also believe that some customers have delayed purchases of new SenoScan units pending completion of our enhancement efforts.  In addition, we were unable to ship our MammoTest product to Europe until May 2004 due to the lapse of our CE Mark certification.  As a result of these issues, we have incurred additional costs in manufacturing, shipping and installation and we believe we have lost sales opportunities to our competitors. The total U.S. domestic and European sales backlog, excluding the non-domestic SenoScan sale, for all our product lines at December 31, 2004, was $11.5 million compared with $11.4 million at December 31, 2003.  Of the total $9.0 million non-domestic shipment in December 2003, $0.6 million was recognized as revenue in 2003 and $8.4 million was recognized during the year ended December 31, 2004.

We incurred a net loss of $6.9 million for the year ended December 31, 2004 compared to a net loss of $14.4 million for the year ended December 31, 2003.  The $7.5 million improvement in net loss in 2004 compared to 2003 was due to a $4.2 million increase in other income and expense due to the accelerated payment of the settlement of a patent infringement lawsuit in June 2004 and a $5.4 million improvement in gross margins, partially offset by $2.1 million increase in operating expenses.  The $5.4 million gross margin improvement in 2004, as compared to 2003, was attributable to a $17.8 million increase in total revenues to $64.0 million in 2004 from $46.2 million in 2003.  Due to higher product sales in 2004, as compared to 2003, we generated an additional $7.3 million product gross margin that was offset by an increase of $1.8 million in the negative margin on service operations.  Service revenues were $15.4 million in 2004 compared to $13.3 million in 2003. The negative margin generated by our service operations reflects our continuing issues with software, parts and components reliability.

We expect to continue incurring operating losses into 2005 as it will take time for our strategic and operating initiatives to have a positive effect on our business operations.  We have developed an operating plan intended to return the company to positive cash flow from operations, however, there are risks associated with our operating plan.  We may not be successful in increasing our revenues and in particular in increasing revenues derived from our SenoScan product.  We may not be successful in completing the redesign of the SenoScan product, in developing upgrades and enhancements to the image or workflow management software of SenoScan or in introducing new review workstation components for the product.  Any of these factors may materially adversely affect our ability to gain market acceptance for SenoScan and therefore our ability to increase revenue.  Furthermore, we may not be successful in achieving improvements in the component performance and reliability of our products which would lead to continuing losses in our service business.   If we are not successful in increasing revenues and in achieving operating efficiencies to lower our cost of sales and operating expenses as a percentage of revenue we will be forced to scale back expenditures to maintain our financial liquidity.   We cannot sustain our current level of operating expenses at the current level of revenues.  We may not be successful in restructuring our sales and service operations in Europe, which would result in continuing losses in that market.  See “Liquidity and Capital Resources” below for a discussion of the implications of continuing losses on our liquidity.

Results of Operations

                The following table sets forth the percentage relationship to revenues represented by certain data included in our statements of operations for the years ended December 31:

	2004	2003	2002
Revenues:
Products	76.0%	71.1%	67.9%
Services	24.0	28.9	32.1
Total revenues	100.0%	100.0%	100.0%
Cost of sales:
Products	52.5	54.4	62.4
Services	27.4	29.5	26.4
Total cost of sales	79.9%	83.9%	88.8%
Gross profit	20.1	16.1	11.2
Operating expenses:
Research and development	10.2	10.1	10.1
Selling and marketing	16.3	20.3	17.7
General and administrative	12.4	19.0	17.1
Total operating expenses	38.9	49.4	44.9
Loss from operations	(18.8)	(33.3)	(33.7)
Interest expense	(0.1)	(0.1)	(0.2)
Interest income	0.1	0.1	0.3
Patent settlement	7.9	2.0	55.3
Other income (expense), net	0.1	0.1	(0.2)
Income (loss) before income taxes	(10.8)	(31.2)	21.5
Provision for income taxes	—	—	—
Net income (loss)	(10.8)%	(31.2)%	21.5%

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Product Revenues

                We generate revenues from sales of our SenoScan systems, MammoTest Systems, and Electrophysiology and VersaRad x-ray products, along with sales of third-party peripherals and software sold in conjunction with our system sales. Each of our products has several different configurations based on product features, performance requirements, and customer requests. Our MammoTest system is a mature product in a mature market and we anticipate moderate growth in this product line with promotional efforts. We expect an increasing percentage of our revenues will be derived from our SenoScan systems with the anticipated re-launch of the redesigned SenoScan system in 2005.  We sell installation services, limited warranty and applications training with our large system sales. We also generate service revenues from long-term service contracts that range from one to five years, services charged at hourly rates and from parts sales not covered under our limited warranty program or long-term service contracts. We do not believe that inflation will have a material impact our revenues.

Total revenues increased 38.7% to $64.0 million for 2004 from $46.2 million for 2003.   Product revenues increased 48.2% to $48.6 million in 2004 from $32.8 million in 2003. SenoScan product revenue increased 79.4% or $8.5 million to $19.3 million in 2004 from $10.8 million in 2003.  Revenues for year ended December 31, 2004 include a $8.4 million non-domestic sale that was shipped in December 2003.  During the fourth quarter 2003, we shipped all the SenoScan systems to a non-domestic customer, one unit met our revenue recognition criteria in 2003 and the remaining units met our revenue recognition criteria in 2004.  The non-domestic sale accounts for $7.5 million or 87.8% of the $8.5 million increase in SenoScan sales in 2004 compared with 2003.  The remaining $1.0 million increase in SenoScan sales in 2004 compared with 2003 reflects a 15.8% or $1.5 million price increase partially offset by a 4.8% or $0.5 million volume decrease.  Excluding the non-domestic sale, our SenoScan sales volumes decreased 4.8% in 2004, as compared to 2003, reflecting a modest reduction in market demand.  The price increase in 2004 compared with 2003, excluding the non-domestic sale, is due to sales of units in 2004 that include more favorably priced configurations, options and software.  During 2004 we experienced difficulties with material availability, assembly and installation of SenoScan systems, which affected our revenues and liquidity.  Our world-wide SenoScan backlog was $5.9 million as of December 31, 2004, as compared to $15.1 million at December 31, 2003.  The 2003 backlog included the $8.4 million shipment to a non-domestic customer.

Our MammoTest product revenue increased 17.1% or $2.8 million to $18.9 million in 2004 from $16.1 million in 2003. The 17.1% increase in MammoTest product revenue reflects a 23.7% or $3.8 million volume increase offset by a 5.3% or $1.0 million pricing decrease.  The increase in MammoTest units sold, is due to a promotional program to upgrade the installed base that ran though September 2004 coupled with increased customer demand in the second half of the year for the product.  The decrease in pricing is primarily due to the promotional program.  The RE&S product sales during 2004 increased $4.6 million, or 76.0%, to $10.5 million from $5.9 million in 2003.  The sales increase in the RE&S products in 2004, as compared to 2003 was primarily due to 137.9% or $3.6 million volume increase in VersaRad x-ray products and $0.7 million higher volume for the other RE&S products.

Service Revenues

                Our service revenues for 2004 increased 15.3% to $15.4 million from $13.3 million compared to 2003.  The increase in 2004 as compared to 2003 is primarily due to higher number of MammoTest and SenoScan units on service contracts in both the US and Europe, which was driven by successful conversion of installed units to service contracts after the warranty period.

Product Cost of Sales

                Cost of sales for our products consists of fixed and variable costs incurred for purchased components for our products, assembly, integration and testing of our products, expenses associated with quality and regulatory affairs, warranty provision, excess and obsolete inventory, shrinkage and other inventory carrying costs. Cost of sales for our services consists primarily of parts cost, salaries, commissions and travel costs for personnel in field service, customer service, applications training and testing and service administration and management.

                Cost of sales for products in 2004 was $33.6 million or 69.2% of product revenues compared to $25.1 million or 76.5% of product revenues in 2003. The overall decrease in cost of product sales, as a percentage of product revenues is primarily due to a $1.8 million decrease in manufacturing and repair costs and a $2.1 million decrease in inventory write offs due to improved inventory management and control.  These decreases were partially offset by a $0.5 million increase in warranty provision.   The warranty provision increased $0.9 million for the SenoScan non-domestic sale because the product warranty provided to the customer is longer than the 12-month standard warranty period.  This increase was partially offset by a $0.4 million decrease in the provision in the fourth quarter of 2004 to adjust the warranty obligation to reflect historical experience.

Service Cost of Sales

                 Cost of sales for services for 2004 increased 28.6% to $17.5 million from $13.6 million in 2003.  As a percent of service revenues, cost of service sales increased to 113.8% in 2004 from 102.1% in 2003.  Of this increase, $2.2 million relates to parts costs and $1.4 million relates to staffing additions to support and service our increased installed base.  The US MammoTest and SenoScan units under warranty and service contract support increased 26.8% and 144.9%, respectively, in 2004 compared to 2003.

Research and Development Expenses

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

Research and development expenses increased 40.3% to $6.5 million for 2004 from $4.7 million in 2003. We spent 10.2% of revenue on research and development for 2004 compared to 10.1% of revenue for 2003.  Our employee compensation costs increased $0.4 million or 14.2% as we increased our staffing levels in software development and engineering to focus on redesigning our products for improved reliability and serviceability; as well as enhancing the features, functionality and reliability of our SenoScan product.   To support these redesign and product development efforts currently underway, contract engineering services increased $1.2 million and expenditures for research and development materials increased $0.2 million.  These increases in our operating costs during 2004 were partially offset by $0.3 million increase in reimbursement of funding from research grants.  We plan to continue investing resources in developing new enhancements for our products and redesigning our product line to incorporate new technologies.  We also intend to seek additional research grants and product development collaborations to fund our research and development efforts and to continue advancing our technology.

Selling and Marketing Expenses

Our selling and marketing expenses consists primarily of salaries, commissions, travel and other overhead costs for employees and activities in the areas of sales, marketing, sales support, and sales administration. Expenses associated with advertising, trade shows, conferences, promotional and training costs related to marketing our products are classified as selling and marketing expenses. We market our products primarily to physicians, and we sell and distribute our products worldwide primarily through our direct sales force, dealers and OEM arrangements.

Selling and marketing expenses increased 11.7% to $10.5 million in 2004 from $9.4 million in 2003.  Our selling and marketing expenses, as a percent of sales decreased to 16.3% of revenues in 2004 from 20.3% of revenues in 2003.  Of the total spending increase, $1.3 million relates to commission on non-domestic sales in 2004, $0.2 million relates to commission on higher domestic sales and $0.3 million relates to increased marketing and promotional efforts.  These spending increases were partially offset by $0.5 million decrease in salaries and wages due to lower sales personnel headcount in 2004 as compared to 2003.  We plan to increase our marketing and sales activities in the foreseeable future to increase revenues and broaden our market share.

General and Administrative Expenses

Our general and administrative expenses consist primarily of compensation and overhead costs for employees and activities in the areas of finance, information technology, human resources and administration. Fees for attorneys, independent auditors, consultants and costs directly related to the SEC investigation, class action lawsuit and financial restatement effort are also included in general and administrative.

General and administrative expenses decreased 9.6% to $7.9 million in 2004 from $8.8 million in 2003.  Our general and administrative expenses, as a percent of revenues decreased to 12.4% from 19.0% in 2003.  Of the total spending decrease, $0.7 million related to reduced audit fees and $0.3 million related to a reduction in expenditures for consultants as the effort to restate the financial statement that commenced in the first quarter of 2003 was completed in April 2004.  In addition, as a result of cost containment efforts, travel expenses decreased $0.2 million and personnel costs decreased by $0.3 million.   These decreases in spending were partially offset by $0.4 million in higher legal costs associated with the class action lawsuit and the SEC investigation and $0.4 million in higher insurance costs associated with the renewal of our policies.

Interest Expense/Income

Interest expense during 2004 increased to $66,000 from $49,000 for 2003 due to borrowings on the credit facility. Interest income during 2004 decreased to $4,000 from $62,000 in 2003 due to the lower cash balances in 2004.

Other Income

We settled a patent infringement lawsuit in 2002, and $7.2 million of the settlement was scheduled to be received in equal annual installments of $0.9 million over the remaining eight-year life of the associated patents.  We recognized an other income item in the amount of $0.9 million during 2003 and 2004.  On June 2, 2004 we amended the settlement agreement, received a one-time accelerated payment totaling $4.3 million in lieu of the six remaining $0.9 million payments that were due annually through 2010 and recognized the one-time payment as an other income item.

Income Taxes

We estimated that we would not owe taxes for 2004 and the year ended December 31, 2003. Accordingly, no income tax benefit or provision was recorded. This was determined based upon the anticipated 2005 results of operations and an available net operating loss carry-forward of $31.4 million at December 31, 2004.  As of December 31, 2004 we had a 100% valuation allowance against our deferred tax asset of $17.8 million because management concluded that the deferred tax asset would be realized through generation of future taxable income.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Product Revenues

Revenues increased 2.4% to $46.2 million in 2003 from $45.1 million in 2002. Our product revenues increased $2.2 million, or 7.1%, while our service revenues decreased $1.1 million, or 7.8%, during 2003.  Revenue from our SenoScan digital mammography products increased $7.2 million to $10.8 million in 2003 from $3.6 million in 2002.  The SenoScan product revenue increase reflects a 190.9% or $6.8 million volume increase due to a higher level of market acceptance coupled with a 3.7% or $0.4 million pricing increase.  Such higher pricing resulted from discontinuation of lower 2002 introductory pricing.  Our MammoTest breast biopsy products decreased $3.0 million to $16.1 million in 2003 from $19.1 million in 2002. The decrease in MammoTest product revenue reflects a 9.1% or $1.6 million pricing decrease coupled with a 7% or $1.3 million volume decrease.  The lower pricing in 2003, as well as the decrease in MammoTest units sold is primarily due to increased competition.  Revenues from the RE&S product line decreased $2.1 million to $5.9 million in 2003 from $8.0 million in 2002.  The decrease in the RE&S product line in 2003 was primarily due to a $1.1 million decrease in the sales volume for the VersaRad product in 2003 as compared to 2002 due the temporary suspension of sales efforts during 2003 to redesign aspects of the product and a $1.0 million decrease in pricing for the other RE&S products which was driven by sales of lower priced equipment configurations and discounted pricing provided for upgrading an installed system.

Service Revenues

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

Product Cost of Sales

                Cost of sales for our products was $25.1 million, or 76.5% of product revenues, in 2003 as compared to $28.2 million, or 92.0% of product revenues in 2002.  The overall decrease in cost of sales for products as a percentage of product revenue is due primarily to a $7.1 million decrease in inventory related write-offs and a $0.7 decrease in warranty provision.  Those decreases were partially offset by a $2.3 million increase in manufacturing and repair costs.

Service Cost of Sales

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

Research and Development Expenses

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

Selling and Marketing Expenses

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

General and Administrative Expenses

                General and administrative expenses increased 13.7% to $8.8 million in 2003 from $7.7 million in 2002. The increase is due primarily to approximately $1.9 million in legal and accounting fees associated with the audit committee’s internal review of various accounting and other matters, auditing expenses and legal costs related to the restatement of our financial statements. We also had increased expenses primarily from additional compensation and travel costs incurred by our European operations to develop administrative infrastructure in support of our new direct sales strategy in Europe. We had significant non-recurring legal costs in connection with our patent lawsuit settlement in 2002 that did not recur in 2003. We expect our general and administrative expenses to decrease as a percentage of revenue now that we have completed our financial restatement; however, we plan to continue making investments in building an organizational infrastructure to support improvements in internal controls, financial reporting and disclosure controls and meeting corporate governance requirements. We also expect to incur significant legal and professional accounting expenses associated with satisfying the listing requirements of The NASDAQ Small Cap Market should our common stock be re-listed and in connection with implementing the requirements of the Sarbanes-Oxley Act of 2002, in particular, Section 404 thereof, which requires management to report on, and our independent auditors to attest to, the effectiveness of our internal controls.

Other Income/Expenses

Other income/expenses consist primarily of patent settlement income of $0.9 million that we receive annually beginning in 2003 for seven years. We received $25.0 million from the patent settlement in 2002.

Income Taxes

As of December 31, 2003, we had approximately $30.1 million of domestic net operating loss carry-forwards for federal income tax reporting purposes and $1.3 million of foreign net operating loss carry-forwards that expire at various dates through 2021.  We also had available research and development tax credits of approximately $0.2 million expiring at various dates through 2020, and alternative minimum tax credits of $0.6 million. The utilization of these loss carryforwards and research and development credit carryforwards to reduce future income taxes will depend on our ability to generate sufficient taxable income prior to the expiration of the net operating loss carryforwards and research and development credit carryforwards.

                No income tax provisions have been recognized for foreign tax jurisdictions and no income tax benefits have been recognized for subsidiary losses outside the domestic return.

Liquidity and Capital Resources

As of December 31, 2004, we had $1.9 million in cash and $4.2 million in working capital compared to $1.4 million in cash and $9.4 million in working capital at December 31, 2003.  The $5.2 million decrease in our working capital reflects cash used to fund our $12.0 million loss from operations for 2004.  The remainder of the $12.0 million loss from operations was funded by the $4.3 million accelerated patent lawsuit settlement payment received in the second quarter of 2004, $1.5 million borrowing under our credit facility and $1.2 million non-cash charges for depreciation and amortization.

                Cash used in operating activities

                Our operating activities generated $0.3 million of cash for 2004. Our net loss of $6.9 million, reflecting the favorable impact of the $4.3 million accelerated patent infringement payment received in June 2004 and recognized as other income, was funded by a $5.2 million change in operating assets and liabilities and $1.2 million in non-cash charges for depreciation and amortization.  Our $5.2 million net change in current assets and current liabilities consists primarily of a $2.1 million decrease in accounts receivable due to stronger collections in the fourth quarter of 2004 as compared to fourth quarter 2003; a $0.9 million decrease in prepaid and other assets which related to charging $0.4 million prepaid commission on large non-domestic sale to expense in 2004 as the units met our revenue recognition criteria and the capitalization of $0.5 million fixed asset addition; a $3.2 million increase in our payables with a change in our payables policy to pay our obligations no earlier than they are due; a $1.0 million increase in warranty obligation primarily due to longer warranty period provided on units sold in large non-domestic sale, and a $0.7 million increase in deferred revenue due to prepayment of service contracts.  These sources of funds were partially offset by a $1.1 million increase in inventories to support sales in the first quarter of 2005 and a $1.0 million decrease in customer deposits to $3.1 million in 2004 from $4.1 million in 2003 due to lower average deposits.  We typically receive deposits in connection with sales of large systems to direct customers and a downturn in bookings and backlog would adversely affected our liquidity.

Cash used in investing activities

                We used $1.4 million of cash in our investing activities during 2004 which consisted of $1.5 million used for capital expenditures to support efforts in manufacturing and research and development, as well as the purchase of office equipment for staff additions, net of $148,000 of proceeds generated from the sale of an investment.

Cash provided by financing activities

During 2004, employees exercising stock options resulted in the issuance of 26,000 shares of common stock and proceeds totaling $57,000.

In June 2003, we entered into an $8.0 million credit facility with Silicon Valley Bank, subject to restrictions based on eligible receivables.  The amount available under the credit facility at December 31, 2004 was approximately $3.4 million. As amended, this credit agreement expired on March 9, 2005, and was secured by all of our assets.  Borrowings under the agreement bore interest at the bank’s prime rate, plus 2.75%, with a minimum total interest rate of 7%.  The credit facility required the Company to comply with a tangible net worth covenant.  We borrowed against the credit facility during the fourth quarter of 2004 and the outstanding balance on the credit facility was $1.5 million as of December 31, 2004.  On February 23, 2005, the Company refinanced the credit facility on a long-term basis with ComVest and terminated this credit facility.  The Company has accounted for the refinanced debt as long-term in the accompanying balance sheet pursuant to FASB Statement No. 6, Classification of Short-term Obligations Expected to be Refinanced.

Sources of cash

On February 23, 2005, we entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with ComVest, which provides for up to $10 million of senior secured debt financing to the Company.  At closing, we issued and sold a senior secured promissory note in the principal amount of $5.0 million (the “Initial Note”) to ComVest.  Proceeds from the sale of the Initial Note were used to retire $2.5 million of senior indebtedness that was outstanding as of February 23, 2005 under the $8.0 million credit facility and for working capital to fund operations, research and development and marketing initiatives.  In connection with the issuance of the Initial Note, we issued to ComVest a warrant (the “Warrant”) to purchase 2,000,000 shares of Common Stock at an exercise price of $4.25 per share.  The Warrant is exercisable from August 23, 2005 until February 22, 2010.  ComVest also has registration rights that will require that we file a registration statement sufficient to cover the common shares underlying the Warrants. On March 30, 2005 we amended the Purchase Agreement and ComVest provided an additional $2.0 million in funding, bringing their total investment to $7.0 million.  In connection with this amendment we amended the Warrant to provide ComVest with a put option, exercisable at $0.90 per warrant share, upon the occurrence of certain trigger events.  The trigger events are a Change of Control or liquidation or dissolution of the Company.  The remaining $3.0 million available under the commitment may be borrowed by us from time to time, subject to the satisfaction of certain conditions, including completion of the current FDA audit, through November 15, 2005.  The Initial Note, the Second Note and any additional notes issued under the Purchase Agreement will bear interest at 8.5% per annum with a maturity of the earlier of (i) August 15, 2008 or (ii) a sale of the company and are secured by all of the assets of the Company, as provided in a Security Agreement between the Company and ComVest. Accrued interest on the Initial Note is payable, commencing on November 15, 2005 and quarterly thereafter on each February 15, May 15, August 15 and November 15. Principal on the Initial Note is payable in ten equal quarterly installments, each in an amount equal to one (1%) of the original principal amount of the note, with a final payment of the remaining principal outstanding under the Notes due on August 15, 2008. The first installment of principal is payable on February 15, 2006, with successive installments continuing on each May 15, August 15, November 15 and February 15 thereafter.

Availability of the remaining $3.0 million is contingent in part on our continued compliance with certain financial covenants.  Our failure to meet any of our covenants under our loan agreement could result in the remaining $3.0 million being unavailable, or in ComVest declaring an event of default, which would significantly harm our liquidity and financial position.  Upon and during the continuance of an event of default, the interest rate under the Initial Note shall be 11.50%.  The unpaid principal balance of the Initial Note and all accrued interest thereon shall become immediately due and payable upon an event of default consisting of a default in the payment when due of any principal or interest on the note, the admission by the Company or other indication of insolvency or the commencement of bankruptcy or similar proceedings.  ComVest may declare all outstanding principal amounts and accrued interest due and payable upon the occurrence of other events of default.

                Our future capital requirements will depend on a number of factors, including any judgments or settlements which may result from the shareholder class-action lawsuit and other legal proceedings described above in “Item 3—Legal Proceedings”; legal, accounting and other professional fees associated with such investigations and legal proceedings, as well as our ongoing efforts to develop and implement internal controls and corporate governance policies and procedures designed to enhance the accuracy, quality and consistency of our financial information and reporting; costs associated with satisfying the listing requirements of The NASDAQ Stock Market should our common stock be re-listed; costs associated with implementing the requirements of the Sarbanes-Oxley Act of 2002, in particular, Section 404 thereof, which requires management to report on, and our independent auditors to attest to the effectiveness of our internal controls by December 31, 2006; market acceptance of SenoScan, the resources we devote to developing and supporting our products; continued progress of our research and development of potential products; the need to acquire licenses to technology; and potential future merger and acquisition activity.

We believe that our balances of cash, cash flows expected to be generated by future operating activities, and amounts available under the Note and Warrant Purchase Agreement with ComVest will be sufficient to meet our cash requirements over the next twelve months.  However, the remaining $3.0 million available under the ComVest commitment is subject to the satisfaction of certain conditions including the completion of an FDA audit that is currently underway.  We may not successfully meet these conditions or successfully complete the FDA audit and, as a result, we would need to seek additional financing from other sources.

We expect to continue to incur operating losses in 2005 while we implement our strategic and operating initiatives that are intended to have a positive effect on our business operations.  We have developed an operating plan intended to return the company to positive cash flow from operations that has risks associated with it.  Please see “Overview” above for discussion of that plan.

Should any of the negative factors outlined in the “Overview”occur, our financial liquidity position will be adversely impacted by our not achieving positive cash flow from operations and we would be required to seek additional financing.  Furthermore, if we fail to satisfy the conditions to access additional capital from ComVest, we would need additional financing.  To satisfying our working capital requirements we may need to raise additional funds through the sale of equity securities, the incurrence of additional indebtedness, through funds derived through entering into collaborative agreements with third parties or through divestiture of product lines.   In addition, we may be required to reduce our sales and marketing activities, reduce the scope of or eliminate our research and development programs, or relinquish rights to technologies or products that we might otherwise seek to develop or commercialize.

Additional equity or debt financing may not be available on acceptable terms, or at all. Our common stock was delisted from The NASDAQ Stock Market on July 7, 2003. One result of this action is a limited public market for our common stock. Trading is now conducted in the over-the-counter market in the so-called “Pink Sheets.” This reduced liquidity will likely make it difficult to raise additional capital.  In the event that we do raise additional equity financing, our current stockholders will be further diluted. In the event that we incur additional indebtedness to fund our operations, we may have to grant the lender a secondary security interest in our assets since our assets are currently pledged as security related to our loan from ComVest.

Off-Balance Sheet Arrangements

                We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material.

Contractual Obligations

                At December 31, 2004 our commitments under contractual obligations were as follows (in thousands):

Payments Due by Period:	Total	Less Than 1 Year	1 3 Years	4 5 Years	After 5 Years
Capital lease obligation	$224	$224	$—	$—	$—
Line of credit	1,454	—	1,454	—	—
Operating leases	6,819	925	1,870	1,704	2,320
Total contractual cash obligations	$8,497	$1,149	$3,324	$1,704	$2,320

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

                As of the date of this filing, our critical accounting policies include:

Revenue Recognition

                We follow the provisions of Staff Accounting Bulletin 104, “Revenue Recognition in Financial Statements” (SAB104) which provides for revenue recognition when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable. We recognize product revenue upon effective delivery for our large, direct-sale medical equipment, although we defer recognition until all conditions are satisfied in cases where other arrangements exist or obligations remain to be performed. Revenue related to dealers and other product sales are recognized upon shipment, provided that title and risk of loss has transferred. We recognize revenue from services when they are performed, and from pre-paid service contracts and extended warranty contracts over the periods for which the contracts are in effect. We bill for service contracts and extended warranties monthly, quarterly and annually in advance, and record deferred revenue, which is then recognized over the service period. We also sell replacement parts to customers, and record revenue at the time of shipment when title transfers. Certain replaced parts may be returned for partial credit, and we make estimates to reduce current revenue to account for the future effect of those returns.

                We carry accounts receivable at original invoice amounts less an estimate for doubtful accounts and sales returns based on a periodic review of outstanding receivables. We provide allowances for known and anticipated credit losses in the course of regularly evaluating individual customer receivables. This evaluation takes into consideration a customer’s financial condition and credit history as well as current economic conditions. Accounts receivable are written off when deemed uncollectible.  Recovery of accounts receivable previously written off are recorded when received.

Inventories

                We value inventory at the lower of cost or market using the first-in, first-out (FIFO) method. Management periodically assesses the recoverability of inventory based on obsolescence or un-marketability equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and changes in market conditions. These assessments require management judgments and estimates, and valuation adjustments for excess and obsolete inventory may be recorded based on these periodic assessments.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in United States interest rates and changes in foreign currency exchange rates as measured against the United States dollar. These exposures are directly related to our normal operating and funding activities. Historically and as of December 31, 2004, we have not used derivative instruments or engaged in hedging activities. There have been no significant changes in our market risk from December 31, 2002.

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

                We are exposed to foreign currency risks through our subsidiary operations in Switzerland and Germany. At December 31, 2004 we had cash, receivables and current liabilities totaling $1.2 million that represents a net asset balance denominated in Euros. We do not employ any risk mitigation or hedging techniques with respect to amounts exposed to fluctuations in foreign currency exchange rates.

Interest Rate Risk

                At December 31, 2004, we had an $8.0 million credit facility, subject to restrictions based on eligible receivables. Borrowings under the credit facility would have reflected interest at the bank’s prime rate plus 2.75% and therefore any borrowings under the credit facility would have subjected us to interest rate fluctuations. At December 31, 2004, there were $1.5 million in outstanding borrowings under the facility. Increases in interest rates could have increased the interest expense associated with future borrowings under our credit facility. However, the debt was refinanced subsequent to year-end at a fixed interest rate.  At December 31, 2004 we had a capital lease obligation, including current portion, in the aggregate amount of $0.2 million. The capital lease obligation has a remaining term of less than one year and will be repaid with monthly principal and interest payments at a fixed interest rate. A change in interest rates would not affect our outstanding debt as of December 31, 2004, as the interest rates related to these obligations are fixed.

At times, cash balances with our financial institution exceed FDIC insurance limits.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                Our audited financial statements and notes thereto described in Item 15(a) of this report on Form 10-K and appearing on pages F-1 through F-22 of this report are incorporated by reference herein. See also “Quarterly Financial Data (unaudited)” appearing in Note 13 of our audited financial statements, which is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                None

ITEM 9A. CONTROLS AND PROCEDURES

                We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2004.  Our disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  The evaluation included certain control areas in which we have made, and are continuing to make, changes to improve and enhance controls.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2004, our disclosure controls and procedures are effective in all material respects in alerting them to material information required to be included in our periodic SEC reports.  In designing and evaluating the disclosure controls and procedures, management recognized that even the most well designed and operated control systems are subject to inherent limitations and assumptions about the likelihood of future events and can provide only reasonable assurance of achieving the desired control objectives.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                The information required by this Item concerning our directors is incorporated by reference to the information set forth in the sections of the Proxy Statement entitled “Proposal 1—Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.” The information required by this Item concerning our executive officers is incorporated by reference to the information set forth in the section of the Proxy Statement entitled “Executive Officers and Key Employees.”

ITEM 11. EXECUTIVE COMPENSATION

                The information required by this Item regarding executive compensation is incorporated by reference to the information set forth in the section of the Proxy Statement entitled “Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                The information required by this Item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section of the Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management.” The information required by this Item regarding our equity compensations plans is incorporated by reference to the information set forth in the section of the Proxy Statement entitled “Equity Compensation Plan Information.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                The information required by this Item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section of the Proxy Statement entitled “Certain Transactions.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

                The information required by this Item regarding principal accountant fees and services is incorporated by reference to the information set forth in the section of the Proxy Statement entitled “Independent Auditor’s Fees.”

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

                Schedule II—Valuation accounts.

Fiscal Year	Description	Balance at beginning of year	Charged to expense		Write-offs charged to allowance		Balance at the end of year
		(in thousands)
2004	Allowance for doubtful accounts	$942	$37		$(329)		$650
2003	Allowance for doubtful accounts	528	486		(72)		942
2002	Allowance for doubtful accounts	878	252		(602)		528

Fiscal Year	Description	Balance at beginning of year	Charged to expense		Write-offs charged to reserve		Balance at the end of year
		(in thousands)
2004	Inventory Reserve	$3,320	$592		$(2,128)		$1,784
2003	Inventory Reserve	3,637	1,149	(1)	(1,466	)(1)	3,320
2002	Inventory Reserve	7,014	9,813		(13,190)		3,637

(1) RECLASSIFIED

3.             Exhibits.

(b)           The following are filed as part of this report:

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation of the Company(1)
3.2	Bylaws of the Company(1)
10.1	Agreement, dated October 5, 1990, between the Company and Dornier Medizintechnik GmbH(1)
10.2	Non-employee Director Stock Option Plan, as amended(5)
10.3	Stock Option Plan(1)
10.4	Retention Bonus Plan(3)
10.5	Lease Agreement, dated July 31, 1992, between the Company and JN Properties(2)
10.6	Agreement dated October 10, 1997, between the Company and Ethicon Endo-Surgery, Inc. with Addendum dated January 28, 1998(5)
10.7	Addendum, dated February 2, 2002, to Agreement dated October 10, 1997 between the Company and Ethicon Endo-Surgery, Inc.(6)
10.8	Distributor Agreement dated December 9, 1998, between the Company and Ethicon Endo-Surgery, Inc.(9)
10.9	Addendum No. 1, dated December 9, 2000, to Distributor Agreement dated December 9, 1998 between the Company and Ethicon Endo-Surgery, Inc.(9)

Exhibit Number	Description of Exhibit
10.10	Addendum No. 2, dated February 21, 2003, to Distributor Agreement dated December 9, 1998 between the Company and Ethicon Endo-Surgery, Inc.(9)
10.11	Non-Exclusive Distributorship Agreement dated October 10, 2002, between the Company and Ethicon Endo-Surgery, Inc.(9)
10.12	Form of Indemnification Agreement, dated September 1999, between the Company and Morgan W. Nields(9)
10.13	Form of Indemnification Agreement, dated January 2003 between the Company and each of Harris S. Ravine, J. Taylor Simonton, Todger Anderson, and Gail S. Schoettler(9)
10.16	Employee Ethics and Business Conduct Policy(9)
10.17	Separation agreement with Morgan W. Nields dated December 19, 2003(10)
10.19	Amended and Restated 2004 Stock Incentive Plan (11)
10.21	Master Purchasing Agreement between the Company and Philips Medical Systems DMC GmbH dated October 14, 2004(12)
10.22	Note and Warrant Purchase Agreement dated February 22, 2005 between the Company and ComVest Investment Partners II LLC(13)
10.23	Senior Secured Promissory Note dated February 22, 2005 between the Company and ComVest Investment Partners II LLC(13)
10.24	Warrant dated February 22, 2005 between the Company and ComVest Investment Partners II LLC(13)
10.25	Registration Rights Agreement dated February 22, 2005 between the Company and ComVest Investment Partners II LLC(13)
10.26	Security Agreement Company dated February 22, 2005 between the Company and ComVest Investment Partners II LLC(13)
10.27	Accounts Receivable Financing Modification Agreement dated December 7, 2004 between the Company and Silicon Valley Bank (14)
10.28	Amendment No. 1 to Note and Warrant Purchase Agreement dated March 29, 2005 between the Company and ComVest Investment Partners II LLC(14)
10.29	Amended and Restated Warrant dated as of February 22, 2005 between the Company and ComVest Investment Partners II LLC(14)
21	List of Subsidiaries(14)
23.1	Consent of Ehrhardt Keefe Steiner & Hottman PC (14)
23.2	Consent of Ernst and Young LLP(14)
24.1	Power of Attorney by Todger Anderson(14)
24.2	Power of Attorney by Larry E. Lenig Jr.(14)
24.3	Power of Attorney by Charlotte Petersen(14)
24.4	Power of Attorney by Gail S. Schoettler(14)
24.5	Power of Attorney by Taylor Simonton(14)
31.1	Certification of Harris Ravine, Chief Executive Officer and President, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934(14)
31.2	Certification of David Kirwan, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934(14)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(14)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(14)
99.1	Audit Committee Charter(10)

__________________________

(1)                                  Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 33-41537, as filed with the Securities and Exchange Commission (the “Commission”) on July 3, 1991.

(2)                                  Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 1992, as filed with the Commission.

(3)                                  Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 1994, as filed with the Commission on April 14, 1995.

(4)                                  Incorporated by reference to the Company’s Form 8-K, as filed with the Commission on July 3, 1995.

(5)                                  Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 1997, as filed with the Commission on March 31, 1998.

(6)                                  Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2001, as filed with the Commission on April 1, 2002.

(7)                                  Incorporated by reference to the Company’s Form 8-K/A, as filed with the Commission on November 9, 2001.

(8)                                  Incorporated by reference to the Company’s Form 10-Q/A Amendment No. 1 for the quarter ended June 30, 2002, as filed with the Commission on September 17, 2002.

(9)                                  Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2002, as filed with the Commission on April 15, 2004.

(10)                          Incorporated by reference to the Form 10-K for the year ended December 31, 2003, as filed with the Commission on April 15, 2004

(11)                          Incorporated by reference to the Form 10-Q for the quarter ended June 30, 2004, as filed with the Commission on August 15, 2004

(12)                            Incorporated by reference to the Form 10-Q for the quarter ended September 30, 2004, as filed with the Commission on November 15, 2004.

(13)                            Incorporated by reference to the Form 8-K dated February 23, 2005, as filed with the Commission February 28, 2005.

(14)                            Filed herewith.

c)                                      Exhibits

                See Item 15(a)(3) of this Form 10-K.

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed March 31, 2005 on its behalf by the undersigned, thereunto duly authorized.

FISCHER IMAGING CORPORATION Registrant

By:	/s/ HARRIS RAVINE Harris Ravine President, Chief Executive Officer (Principal Executive Officer)

                Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signature	Title	Date
/s/ GAIL S. SCHOETTLER Gail S. Schoettler	Chair of the Board	March 31, 2005
/s/ HARRIS RAVINE Harris Ravine	President, Chief Executive Officer and a Director (Principal Executive Officer)	March 31, 2005
/s/ DAVID KIRWAN David Kirwan	Senior Vice President-Finance, Chief Financial Officer, Secretary (Principal Financial and Accounting Officer)	March 31, 2005
/s/  TODGER ANDERSON

Todger Anderson

	Director	March 31, 2005
/s/ LARRY LENIG Larry Lenig	Director	March 31, 2005
/s/ CHARLOTTE PETERSEN Charlotte Petersen	Director	March 31, 2005
/s/ J. TAYLOR SIMONTON J. Taylor Simonton	Director	March 31, 2005

*By:	/s/ HARRIS RAVINE Harris Ravine (Attorney-in-Fact by Power of Attorney filed herewith)

FISCHER IMAGING CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Fischer Imaging Corporation

Denver, Colorado

We have audited the accompanying consolidated balance sheet of the Fischer Imaging Corporation and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended. Our audit also included the financial statement schedule II for the year ended December 31, 2004. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fischer Imaging Corporation and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule II for the year ended December 31, 2004, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ehrhardt Keefe Steiner & Hottman P.C.

March 4, 2005, except for the matters discussed in Notes 1 and 5, as to which the date is March 30, 2005.

Denver, Colorado

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Fischer Imaging Corporation

We have audited the accompanying consolidated balance sheets of Fischer Imaging Corporation and subsidiaries as of December 31, 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2003.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fischer Imaging Corporation and subsidiaries at December 31, 2003, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Denver, Colorado April 14, 2004

FISCHER IMAGING CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except share data)

	December 31,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$1,939	$1,396
Certificate of deposit, restricted cash	514	514
Accounts receivable, net of allowance for doubtful accounts of $650 and $942 at December 31, 2004 and 2003, respectively	7,286	9,371
Inventories, net	16,034	14,918
Prepaid expenses and other current assets	751	1,637
Total current assets	26,524	27,836
Property and equipment:
Manufacturing equipment	5,129	4,415
Office equipment and leasehold improvements	6,300	5,453
Total property and equipment	11,429	9,868
Less: accumulated depreciation	(7,612)	(6,458)
Property and equipment, net	3,817	3,410
Intangible assets, net	1,033	1,077
Other	—	25
Total assets	$31,374	$32,348
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$10,666	$8,378
Current maturities under capital lease obligation	224	231
Accrued salaries and wages	1,617	1,630
Customer deposits	3,123	4,091
Accrued warranties	3,013	1,987
Deferred service revenue	1,121	455
Other current liabilities	2,591	1,659
Total current liabilities	22,355	18,431
Long-term debt	1,454	223
Non-current deferred revenue	972	619
Total liabilities	24,781	19,273
Commitment and contingencies	—	—
Stockholders’ Equity:
Preferred Stock, 5,000,000 shares authorized:
Series C Junior participating preferred stock, $.01 par value, 500,000 shares authorized, no shares issued and outstanding	—	—
Series D Convertible preferred stock, $.01 par value, 506,667 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 25,000,000 shares authorized; 9,374,484 and 9,348,484 shares issued and outstanding at December 31, 2004 and December 31, 2003, respectively	94	94
Paid-in capital	49,400	49,343
Accumulated deficit	(42,633)	(35,712)
Accumulated other comprehensive loss	(268)	(650)
Total stockholders’ equity	6,593	13,075
Total liabilities and stockholders’ equity	$31,374	$32,348

The accompanying notes are an integral part of these consolidated financial statements.

FISCHER IMAGING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per share data)

	For the Years Ended December 31,
	2004	2003	2002
Revenues:
Products	$48,645	$32,814	$30,630
Services	15,395	13,348	14,480
Total revenues	64,040	46,162	45,110
Cost of sales:
Products	33,648	25,109	28,180
Services	17,523	13,629	11,887
Total cost of sales	51,171	38,738	40,067
Gross profit	12,869	7,424	5,043
Operating expenses:
Research and development	6,531	4,654	4,559
Selling and marketing	10,469	9,376	7,981
General and administrative	7,917	8,754	7,697
Total operating expenses	24,917	22,784	20,237
Loss from operations	(12,048)	(15,360)	(15,194)
Other income (expense):
Interest expense	(66)	(49)	(81)
Interest income	4	62	119
Patent settlement income	5,150	900	24,950
Other	39	34	(74)
Total other income (expense)	5,127	947	24,914
(Loss) income before income taxes	(6,921)	(14,413)	9,720
Provision for income taxes	—	—	—
Net (loss) income	$(6,921)	$(14,413)	$9,720
Net (loss) income per share:
Basic	$(0.74)	$(1.55)	$1.06
Diluted	$(0.74)	$(1.55)	$1.00
Weighted average shares used to calculate net (loss) income per share:
Basic	9,353	9,319	9,204
Diluted	9,353	9,319	9,692

The accompanying notes are an integral part of these consolidated statements.

FISCHER IMAGING CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount

Balances, December 31, 2001	9,176,929	$91	$48,798	$(31,019)	$(201)	$17,669
Comprehensive income:
Net income	—	—	—	9,720	—	9,720
Foreign currency translation adjustments	—	—	—	—	(231)	(231)
Total comprehensive income	—	—	—	—	—	9,489
Exercise of stock options	129,647	2	333	—	—	335
Balances, December 31, 2002	9,306,576	93	49,131	(21,299)	(432)	27,493
Comprehensive loss:
Net loss	—	—	—	(14,413)	—	(14,413)
Foreign currency translation adjustments	—	—	—	—	(218)	(218)
Total comprehensive loss	—	—	—	—	—	(14,631)
Shares purchased under an Employee Stock Purchase Plan	25,408	—	129	—	—	129
Stock options issued below market value	—	—	31	—	—	31
Exercise of stock options	16,500	1	52	—	—	53
Balances, December 31, 2003	9,348,484	94	49,343	(35,712)	(650)	13,075
Comprehensive loss:
Net loss	—	—	—	(6,921)	(6,921)
Foreign currency translation adjustments	—	—	—	—	382	382
Total comprehensive loss	—	—	—	—	—	(6,536)
Exercise of stock options	26,000	—	57	—	—	57
Balances, December 31, 2004	9,374,484	$94	$49,400	$(42,633)	$(268)	$6,593

The accompanying notes are an integral part of these consolidated statements.

FISCHER IMAGING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net (loss) income	$(6,921)	$(14,413)	$9,720
Adjustments to reconcile net (loss) income to net cash provided (used) by operating activities:
Depreciation	1,154	1,109	674
Amortization of intangible assets	44	44	509
Gain on sale of investment	(123)	—	—
Loss on sales and retirements of assets	—	—	191
Non-cash compensation expense	—	31	—
Foreign exchange (gains) losses	—	(33)	31
Change in operating assets and liabilities
Accounts receivable, net	2,085	(686)	(1,362)
Inventories, net	(1,116)	3,035	291
Prepaid expenses and other current assets	886	(1,222)	(274)
Accounts payable and accrued liabilities	3,207	2,612	(1,031)
Customer deposits	(968)	2,861	(1,312)
Accrued warranty	1,026	311	985
Deferred service revenue	666	161	(60)
Other	353	549	942
Net cash provided (used) by operating activities	293	(5,641)	9,304
Cash flows from investing activities:
Purchases of property and equipment	(1,561)	(1,268)	(2,197)
Proceeds from sale of investment	148	—	—
Purchase of certificate of deposit (restricted cash)	—	(514)	—
Other	—	—	(103)
Net cash used in investing activities	(1,413)	(1,782)	(2,300)
Cash flows from financing activities:
Proceeds from sale of common stock	57	182	335
Proceeds from sale/leaseback	—	514	—
Proceeds from line of credit	4,108	—	—
Repayments on line of credit	(2,654)	—	—
(Repayments on) proceeds from long-term debt, net	(230)	(60)	60
Net cash provided by financing activities	1,281	636	395
Effect of exchange rate changes on cash	382	(218)	(231)
Net increase (decrease) in cash and cash equivalents	543	(7,005)	7,168
Cash and cash equivalents, beginning of year	1,396	8,401	1,233
Cash and cash equivalents, end of year	$1,939	$1,396	$8,401
Supplemental cash flow disclosures:
Cash interest payments	$61	$51	$81
Cash income tax payments	14	15	32

The accompanying notes are an integral part of these consolidated statements.

FISCHER IMAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three years ended December 31, 2004, 2003 and 2002

(1) BUSINESS OPERATIONS

Organization

                Fischer Imaging Corporation, together with its wholly owned subsidiaries, (“Fischer” or “the Company”) designs, manufactures and sells innovative mammography and digital imaging products used to diagnose breast cancer and other diseases. The Company’s primary focus is on using its digital imaging technology in screening and diagnostic mammograms and minimally invasive breast biopsy to aid in the early identification of breast cancer. The Company sells high-resolution digital mammography products, enabling radiologists, surgeons and other healthcare treatment professionals to diagnose or rule out disease early and treat patients with less-invasive procedures. The Company has also refocused its efforts to market and sell products that meet selected needs of the broader radiology and electrophysiology markets. The consolidated financial statements include the accounts of Fischer Imaging Corporation and all subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Management Plans

                Management has developed an operating plan intended to return the Company to positive cash flow from operations. Key components to this plan include increasing revenues, improving operating efficiencies and supply chain costs in order to reduce cost of sales and to improve gross margins and lowering overall operating costs as a percentage of revenues. Management is undertaking a number of steps to improve the performance and reliability and to enhance the image processing, workflow and connectivity features of its SenoScan product. Management is taking steps to redesign parts and components for its products and is planning to complete the redesign of its SenoScan product in 2005 at which time the SenoScan product will be relaunched. Management expects that US service revenues will increase, provided that the installed base for its products continues to grow, such that service revenues will fall more in line with the service cost infrastructure and that parts usage costs will decline, provided that component reliability improvement initiatives underway succeed, such that the US service business will see a return to positive gross margins. Management has begun the process of restructuring its sales and service operations in Europe with the goal of transferring its European service business and addressing the European market through a strategic distribution agreement, thereby eliminating the need for the current European infrastructure. Management has taken steps to develop and establish Corporate Relationships to augment its direct sales force such that it expects to broaden its product reach and increase revenues and also intends to acquire complementary products to integrate with its existing products and offerings for sale through its existing sales channels to its customer base.

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

Revenue Recognition

                The Company follows the provisions of SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”) which provides for revenue recognition when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable and collectibility is reasonably assured. The Company’s standard business practice requires that sales transactions are supported by an executed sales agreement or an executed purchase order. The Company recognizes product revenue for its medical equipment when title and risk of loss have transferred to the customer and the Company has no post-shipment performance obligations other than installation or training. Where installation and/or training services are provided in a sales agreement and they have not been completed at the time product revenue is recognized, the fair value of these services is deferred and subsequently recognized as revenue when each of the services are performed. In cases where the sales agreement prescribes additional consequential performance obligations or requires specific performance criteria be met for customer acceptance, the Company defers revenue recognition on the product sale until such conditions are satisfied.

The Company bills service contracts and extended warranty agreements in advance either monthly, quarterly, annually or at the time of the product sale, depending upon the customers’ request. The amounts billed are recorded as deferred revenue and recognized as revenue ratably during the period for which the contracts are in effect. The Company recognizes revenue from services billed on a time and material basis when the services are performed. The Company also sells replacement parts to customers and records revenue at the time of shipment when title transfers. Certain replaced parts may be returned for partial credit, and the Company records sales allowances based on historical experience to account for the future effect of those returns.

Accounts receivable are carried at original invoice amounts less an estimate for doubtful accounts and sales returns based on a periodic review of outstanding receivables. Allowances are provided for known and anticipated credit losses as determined by management in the course of regularly evaluating individual customer receivables. This evaluation takes into consideration a customer’s financial condition and credit history as well as current economic conditions. Accounts receivable are written off when deemed uncollectible. Recovery of accounts receivable previously written off are recorded when received.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits, and short-term investments with an original maturity of three months or less. Cash and cash equivalents include financial instruments that potentially subject the Company to a concentration of credit risk. The Company places its cash and temporary cash investments with high credit quality institutions. At times, cash held in the Company’s primary bank may be in excess of the FDIC insurance limits.

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

Inventories consist of the following components (in thousands) as of December 31,:

	2004	2003
Raw materials	$8,952	$8,925
Work in process and finished goods	8,866	9,313
Reserve for excess and obsolete inventories	(1,784)	(3,320)
Inventories, net	$16,034	$14,918

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

Intangible Assets

                Intangible assets consist of identifiable intangible assets and goodwill. Identifiable intangible assets consist of a non-compete agreement and a patent license, which are stated at cost. Identifiable assets are amortized on straight-line basis over their expected useful lives ranging from 8 to 10 years. Goodwill is the excess of the purchase price over the fair value of net assets acquired related to acquisitions. Goodwill is recorded net of accumulated amortization through December 31, 2001. In accordance with the Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, effective January 1, 2002, goodwill is no longer amortized, but is subject to an annual impairment analysis.

Long-Lived Assets including Identifiable Intangible Assets Subject to Amortization

                In August 2001, the Financial Accounting Standards Board (“FASB”), issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 applies to all long-lived assets (including discontinued operations) and requires that long-lived assets be evaluated for impairment if indicators of impairment are present and if necessary written down to estimated fair value. SFAS No. 144 also develops an accounting model for long-lived assets that are to be disposed of by sale and requires the measurement to be the lower of book value or fair value, less the cost to sell the assets. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and will be eliminated from the ongoing operations of the entity in a disposal transaction.

                Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the asset is written down to its estimated fair value. The Company has determined that no long-lived assets were impaired at December 31, 2004.

Financial Instruments

                The fair market value of accounts receivable, accounts payable, debt and other financial instruments approximates their carrying values in the accompanying consolidated balance sheets. The fair value of debt was determined based upon current interest rates available to Fischer.

Product Warranty

                The Company provides for the estimated cost of product warranties at the time revenue is recognized. Although the Company engages in extensive product quality programs and processes, its warranty obligation is affected by product failure rates and service delivery costs incurred in correcting a product failure. Should actual product failure rates or service costs differ from the Company’s estimates, which are based on historical data, and engineering estimates, where applicable, revisions to the estimated warranty liability would be required. The typical standard warranty term is for 12 months starting from the date of installation. The Company also sells extended warranties ranging from 12 to 60 months.

                Activity in the product warranty accrual for the years ended December 31, 2004 and 2003 follows (in thousands):

	2004	2003
Beginning balance	$1,987	$1,676
Add: Warranty provision	4,078	2,557
Less: Cost incurred	(3,052)	(2,246)
Ending balance	$3,013	$1,987

Translation of Foreign Currencies

                The assets and liabilities of the Company’s consolidated foreign subsidiaries, whose cash flows are primarily in their local currencies, have been translated into U.S. dollars using the current exchange rates at each balance sheet date. The operating results of these foreign subsidiaries have been translated at average exchange rates that prevailed during each reporting period. Adjustments resulting from translation of foreign currency financial statements are reflected as accumulated other comprehensive income in the consolidated balance sheets. Exchange gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than that of the entity’s primary cash flow) are included in operations in the period in which they occur.

Research and Development Costs

                Research and product development costs are expensed as incurred and include primarily engineering salaries, overhead and materials used in connection with research and development projects.

Advertising Costs

                The Company expenses advertising costs as incurred. Advertising costs of $400,000, $320,000 and $408,000 were expensed in 2004, 2003 and 2002, respectively.

Stock-Based Compensation Plans:

Non-employee Director Stock Option Plan

                At December 31, 2004, the Company’s Non-employee Director Stock Option Plan (the “Director Plan”), adopted in 1993 and amended in June 1998, authorizes the granting of nonqualified options to acquire up to 300,000 shares of common stock. The Director Plan allows for automatic annual grants upon each year of director’s service, and for discretionary grants on such terms and conditions as are set by the Board at the time of grant. The stock options issued under the Director Plan may be exercised at any time from date of grant, with a maximum option term of ten years.

Employee Stock Option Plan and Employee Stock Purchase Plan

                At December 31, 2004, the Company had an employee stock option plan and an employee stock purchase plan, which are described more fully in Note 7. The Company has elected to account for stock-based compensation arrangements using the intrinsic value method under the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”. Under this method, stock compensation is recognized to the extent that the exercise price is less than the market price for the underlying stock on the date of grant.

                The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands except share data) for the years ended December 31,:

	2004	2003	2002
Net (loss) income:
As reported	$(6,921)	$(14,413)	$9,720
Add stock options issued below market value	—	31	—
Less stock based compensation under the fair value method	(1,005)	(1,412)	(1,560)
Pro forma	$(7,926)	$(15,794)	$8,160
Net (loss) income per common share, basic:
As reported	$(0.74)	$(1.55)	$1.06
Pro forma	$(0.85)	$(1.69)	$0.89
Net (loss) income per common share, diluted:
As reported	$(0.74)	$(1.55)	$1.00
Pro forma	$(0.85)	$(1.69)	$0.84

                The weighted average fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

	2004	2003	2002
Dividend rate	0.0%	0.0%	0.0%
Expected volatility	94.0%	94.9%	104.3%
Risk-free interest rate	3.8%	2.5%	2.5%
Expected life (in years)	5.0	5.0	5.0

The weighted average fair value of options granted during the 2004, 2003 and 2002 was $2.47, $3.96 and $5.51,

respectively.

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

	2004	2003	2002
Weighted average common shares	9,353	9,319	9,204
Dilutive effect of stock options	—	—	488
Total	9,353	9,319	9,692

                Common stock equivalents excluded from diluted earnings per share because their effect is anti-dilutive are as follows (in thousands):

	2004	2003	2002
Anti-dilutive effect of stock options	1,373	1,483	1,068

Comprehensive Income (Loss)

                Components of comprehensive income include net income (loss) and certain transactions that have generally been reported in the consolidated statements of stockholders’ equity. Other comprehensive income includes foreign currency translation adjustments.

Recently Issued Accounting Pronouncements

                In November 2002, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities (or assets in certain circumstances) in statements of financial position. SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on its financial position or results of operations.

                In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. The adoption of FIN 46 did not have any impact on the Company's financial position or results of operations.

                In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on its financial position or results of operations.

                In December 2004, the FASB issued SFAS No. 123 (revised), “Share-Based Payment” which supersedes Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. Under

SFAS No. 123 (revised), all share-based payments would be treated as other forms of compensation by recognizing the costs, generally measured as the fair value at the date of grant, in the income statement. Fischer will be required to adopt SFAS No. 123 (revised) for its fiscal year beginning July 1, 2005. Management expects that the impact of the adoption of SFAS No. 123 (revised) will be that the share-based payment expense amounts historically disclosed as required by SFAS No. 123 will now be recognized as an expense on the statement of operations.

(3) INTANGIBLE ASSETS

                Intangible assets consist of the following (in thousands) as of December 31,

	Estimated Lives	2004	2003
Non-compete agreement	10 years	$3,569	$3,569
License	8 years	350	350
		3,919	3,919
Less—accumulated amortization		(3,744)	(3,700)
Identifiable intangibles, net		175	219
Goodwill, net	N/A	858	858
Total intangibles, net		$1,033	$1,077

                Amortization expense for identifiable intangible assets is projected to be approximately $44,000 per year for the next four years.

(4) OTHER CURRENT LIABILITIES

                Other current liabilities consist of the following (in thousands) as of December 31,

	2004	2003
Accrued sales, property, and other state and local taxes	$444	$288
Customer refunds	938	—
Accrued legal	168	284
Other	1,041	1,087
Total other current liabilities	$2,591	$1,659

(5) BORROWINGS

                In June 2003, the Company entered into an $8.0 million credit facility with Silicon Valley Bank, subject to restrictions based on eligible receivables. The amount available under the credit facility at December 31, 2004 was approximately $3.4 million. Borrowings under the line of credit agreement accrued interest at the bank’s prime rate, plus 2.75%, with a minimum total interest rate of 7%. The credit facility required the Company to comply with a tangible net worth covenant. As amended on July 27, 2004, the tangible net worth covenant was modified to $4.0 million from $10.0 million, effective April 1, 2004, and the bank waived the Company’s non-compliance with this covenant through March 31, 2004. The outstanding balances as of December 31, 2004 and December 31, 2003, are $1.5 million and $0, respectively. On February 23, 2005, the Company refinanced the credit facility on a long-term debt basis with ComVest Investment Partners II, LLC (“ComVest”) and terminated this credit facility. The Company has accounted for the refinanced debt as long-term in the accompanying balance sheet pursuant to FASB Statement No. 6, Classification of Short-term Obligations Expected to be Refinanced.

                On February 23, 2005, the Company entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with ComVest, which provides for up to $10 million of senior secured debt financing to the Company. At closing, the Company issued and sold a senior secured promissory note in the principal amount of $5.0 million (the “Initial Note”) to ComVest. On March 30, 2005 the Company and ComVest amended the Purchase Agreement and Warrant and ComVest provided $2.0 million in funding, bringing their total investment to $7.0 million. In connection with this amendment we agreed to amend the warrant to provide ComVest with a put option, exercisable at $0.90 per warrant share, upon the occurrence of a Change of Control or liquidation or dissolution of the Company. The remaining $3.0 million available under the commitment may be borrowed by Fischer from time to time, subject to the satisfaction of certain conditions, including completion of an FDA examination, through November 15, 2005. The Initial Note and any additional notes issued under the Purchase Agreement will bear interest at per annum 8.5% with a maturity of the earlier of (i) August 15, 2008 or (ii) a sale of the company and are secured by all of the assets of the Company, as provided in a Security Agreement between the Company and ComVest. Accrued interest on the Initial Note is payable, commencing on November 15, 2005 and quarterly thereafter on each February 15, May 15, August 15 and November 15. Principal on the Initial Note is payable in ten equal quarterly installments, each in an amount equal to one (1%) of the original principal amount of the note, with a final payment of the remaining principal outstanding under the Initial Note due on August 15, 2008. The first installment of principal is payable on February 15, 2006, with successive installments continuing on each May 15, August 15, November 15 and February 15 thereafter. In connection with the issuance of the Initial Note, Fischer issued to ComVest a warrant (the “Warrant”) to purchase 2,000,000 shares of Common Stock at an exercise price of $4.25 per share. The Warrant is exercisable from August 23, 2005 until February 22, 2010. The warrants also provide the holders with registration rights that will require that the Company re-list its stock on the NASDAQ exchange and file a registration statement sufficient to cover the common shares underlying the warrants. Fischer expects to begin this process during the second quarter of 2005.

The $5.0 million proceeds from the sale of the Initial Note were used to retire $2.5 million of senior indebtedness which was outstanding as of February 23, 2005 under the $8.0 million credit facility and the remainder was used for working capital to fund operations, research and development and marketing initiatives.

                The capital lease obligation is a two year obligation for primarily computer equipment and software. The capital lease is secured by computer equipment. Long-term debt and capital lease obligation as of December 31, 2004 and 2003 consist of the following (in thousands):

	2004	2003
Long-term (Credit facility refinanced to long-term debt)	$1,454	$—
Capital lease obligation	224	454
Total	1,678	454
Less—Current maturities on capital lease obligation	224	231
Long-term debt	$1,454	$223

(6) INCOME TAXES

                The provision (benefit) for income taxes includes the following (in thousands) as of December 31,

	2004	2003	2002
Current
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—
Total current provision	—	—	—
Deferred
Federal	(1,394)	(4,509)	4,256
State	(131)	(429)	358
Foreign	(878)	(417)	(295)
Total deferred provision	(2,403)	(5,355)	4,319
Valuation Allowance	2,403	5,355	(4,319)
Total deferred provision	—	—	—
Total provision	$—	$—	$—

                During 2002, the Company utilized approximately $9.1 million of its net operating loss carry-forward to offset taxable income in that year. A valuation allowance was previously provided against these loss carry-forwards.

The statutory federal income tax rate was 35% for the years ended December 31, 2004, 2003 and 2002. Reasons for the difference between income tax expense reported in the statements of operations and the amount computed by applying the statutory federal income tax rate to earnings before income taxes are as follows:

	2004	2003	2002
Domestic Operations:
Statutory tax rate	35.0%	35.0%	35.0%
Increase (decrease) due to:
State income taxes	1.9	3.0	3.7
Non-deductible expenses	(1.0)	(0.3)	0.7
Other	(1.2)	(0.3)	5.0
Valuation allowance	(34.7)	(37.4)	(44.4)
Effective tax rate	—%	—%	—%

                The domestic versus foreign component of the Company’s income (loss) before income taxes is as follows (in thousands):

	2004	2003	2002
Domestic	$(4,176)	$(13,109)	$10,643
Foreign	(2,745)	(1,304)	(923)
Total	$(6,921)	$(14,413)	$9,720

                Components of net deferred tax assets (liabilities) as of December 31, 2004 and 2003 are as follows (in thousands):

	2004	2003
Current—
Inventory reserves	$1,226	$1,241
Bad debt reserves	235	356
Accrued compensation	434	493
Other accrued liabilities	103	169
Warranty reserves	928	656
Less—Valuation allowance	(2,926)	(2,915)
Net current deferred tax asset	$—	$—
Noncurrent—
Amortization of investments	$249	$295
Depreciation	293	324
Net operating loss carryforward	13,379	11,722
Tax credits	740	792
Other	190	154
Less—Valuation allowance	(14,851)	(13,287)
Net noncurrent deferred tax asset	$—	$—

                The Company has approximately $31.4 million of domestic net operating loss carry-forwards, and $4.4 million of foreign net operating loss carry-forwards that expire at various dates through 2024. The Company also has available research and development tax credits of approximately $571,000 expiring at various dates through 2018, and alternative minimum tax credits of $169,000. Realization is dependent on generating sufficient taxable income prior to the expiration dates of the respective carry-forward periods and tax credits. The Company has provided a full valuation against its deferred tax assets because the uncertainty of realizing such assets. A valuation allowance of approximately $1.8 million relates to operating losses totaling $5.2 million attributable to deductions on stock option exercises that, if reversed, will be additions to additional paid in capital.

(7) STOCK-BASED COMPENSATION PLANS

2004 Equity Incentive Plan

The Company adopted the 2004 Equity Incentive Plan at the 2004 annual stockholders’ meeting on June 29, 2004. The Plan provides for the grant of incentive stock options to employees and non-qualified stock options to non-employee directors and consultants. Seven hundred thousand shares of Common Stock are reserved for issuance upon exercise of options granted under the Plan, of which 175,000 have been granted at December 31, 2004.

1993 Director Plan

                The Company’s Non-employee Director Stock Option Plan (the “Director Plan”), adopted in 1993 and amended in June 1998, authorizes the granting of nonqualified options to acquire up to 300,000 shares of common stock. The Director Plan allows for automatic annual grants upon each year of director’s service, and for discretionary grants on such terms and conditions as are set by the Board at the time of grant. The stock options issued under the Director Plan may be exercised at any time from date of grant, with a maximum option term of ten years.

1991 Stock Option Plan

                The Company’s 1991 Stock Option Plan (the “1991 Plan”) adopted June 1991 and subsequently amended, authorized the granting of incentive and nonqualified stock options to acquire up to 1,750,000 shares of common stock by employees and consultants. Exercise terms for the options granted were determined by the Board of Directors at the time of grant. Incentive stock options may be granted at an exercise price not less than fair market value on the date of grant with a maximum option term of ten years. The 1991 Plan also permitted the granting of stock appreciation rights, although none were granted. The ability to grant options under the 1991 Plan expired in 2001.

                Certain of the options granted under the 1991 Plan vest upon attainment of performance objectives as well as over time. Outstanding as of December 31, 2004 are 80,000 options granted in December 1995 that vest when the market price of the Company’s stock has reached targeted price levels for a period of 45 consecutive trading days or nine years and eleven months from the date of original grant, whichever is earlier. Other options granted under the 1991 Plan vest ratably over time, generally over a four-year period.

Non-Plan Grants

                During the period from the expiration of the ability to make grants under the 1991 Plan until September 6, 2003, the Company’s Board of Directors authorized grants to various officers and employees of options to purchase a total of 1,076,500 shares of common stock. Outstanding as of December 31, 2004 were 596,250 exercisable options so granted.

Employee Stock Purchase Plan

                Under the Employee Stock Purchase Plan, or Employee Plan, adopted in December 1991 and as amended in June 1998, the Company is authorized to issue up to 400,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under terms of the Employee Plan, employees can have from 2% to 5% of their salary withheld to purchase common stock. The purchase price of the stock is 85% of the lower of its beginning-of-year or end-of-year market price. Under the Employee Plan, Fischer issued 25,408 shares for the year ended December 31, 2003 relating to employee withholdings. Shares issued in 2003 were for the year ended December 31, 2002. There were no stock purchases in 2004 and there are no shares available for purchase under the Employee Plan.

Other

                During 2003, $31,000 was recorded as non-cash compensation expense related to 25,000 options granted to certain directors for their service on the Board of Directors at a $4.00 exercise price, which at the time of issuance was below the quoted market price.

                A combined summary of the status of the above plans, including the non-plan grants follows:

	2004	2003	2002
Outstanding at January 1	1,483,500	1,556,560	1,524,590
Granted	195,000	298,500	509,000
Exercised	(26,000)	(16,500)	(129,647)
Canceled	(279,000)	(355,060)	(347,383)
Outstanding at December 31	1,373,500	1,483,500	1,556,560
Exercisable at December 31	975,750	835,125	743,135

Weighted average exercise prices:
At beginning of year	$6.58	$6.90	$5.75
At end of year	6.06	6.58	6.90
Exercisable at end of year	6.23	6.27	6.38
Options granted	2.47	5.61	7.28
Options exercised	2.19	3.18	2.59
Options canceled	6.76	6.10	4.05

                Following is information about options outstanding and exercisable under the 2004, 1993 and 1991 Plans, as well as the non-plan grants as of December 31, 2004:

Range of exercise prices	Shares	Price
Weighted average exercise price for options outstanding:
$1.00 - $3.05	307,458	$ 2.28
$3.06 - $4.99	335,542	3.95
$5.00 - $5.99	213,250	5.65
$6.00 - $7.99	216,500	6.40
$8.00 - $11.00	121,000	9.51
$11.01 - $16.64	179,750	14.21
	1,373,500	$ 6.06
Weighted average exercise price for options exercisable:
$1.00 - $3.05	172,458	$ 2.30
$3.06 - $4.99	265,792	3.88
$5.00 - $5.99	194,500	5.67
$6.00 - $7.99	124,750	6.42
$8.00 - $11.00	77,250	9.68
$11.01 - $16.64	141,000	14.15
	975,750	$ 6.23

Weighted average remaining contractual life for options outstanding (in years):	Shares	Years
$1.00 - $3.05	307,458	7.6
$3.06 - $4.99	335,542	6.7
$5.00 - $5.99	213,250	3.2
$6.00 - $7.99	216,500	8.0
$8.00 - $11.00	121,000	7.1
$11.01 - $14.00	179,750	6.9
	1,373,500	6.60

(8) BENEFIT PLANS

401(k) Plan

                In 1985, the Company established The Fischer Imaging Employee Capital Accumulation Plan, which is governed by Section 401(k) of the Internal Revenue Code. Employees are eligible to participate in the plan upon completion of one month of service. Investments in the 401(k) plan are primarily made in independently managed mutual funds. During 2004, the Company matched 50% of employees’ contributions up to 6% of their respective annual compensation and during 2003 and 2002 the Company matched 25% of employees’ compensation up to 6% of their respective compensation. In addition, the Plan allows the Company to make discretionary contributions. These matching and discretionary contributions ratably vest over a four-year period. The Company made $254,000, $132,000 and $64,000 of matching contributions for the years ended December 31, 2004, 2003 and 2002, respectively. The Company did not make a discretionary contribution in the years ended December 31, 2004, 2003 and 2002.

(9) RELATED PARTY TRANSACTIONS

                Long-term debt prior to 2003 consisted of loans borrowed on cash values of life insurance policies by a former employee, who was previously a director of the Company, Chairman of the Board, Chief Executive Officer and Chief Technology Officer. This individual is a 11.8% shareholder. On May 12, 2003, the Company reached agreement with this individual, to effect the transfers of and responsibility for, the insurance policies. The Company subsequently released its assignments on the related policies in August 2003. This individual assumed all cash values totaling $1.1 million and borrowings totaling $1.2 million related to the split-dollar arrangements. Effective December 31, 2003, this individual resigned as an employee and director of the Company and received deferred compensation totaling $200,000, which was paid in 2004.

                The Company’s Denver headquarters and manufacturing facility is leased from JN Properties under a lease effective August 1, 1992, which expires July 31, 2012. A former employee, as of December 31, 2003, who was also previously a director of the Company, Chairman of the Board, Chief Executive Officer and Chief Technology Officer, and a 11.8% shareholder is a general partner in JN Properties. The lease requires Fischer to pay all taxes, insurance, operating and maintenance expenses for the facility, and provides for an annual base rent which is subject to adjustment at the beginning of the 8th, 13th and 18th lease year based on the then current market rent for similar premises, provided that the base rent may not be increased at any one time by more than 7%. The Company made total lease payments of $796,000 in each of the following years: 2004, 2003 and 2002.

                On December 1, 2001, the Company entered into a consulting agreement with a former Chief Executive Officer and director of the Company prior to his appointment to these positions. Under the terms of the consulting agreement, which expired on April 18, 2002, this individual received compensation of $15,000 per month, or a total of $60,000 in 2002 for his consulting services. The individual resigned his position of Chief Executive Officer effective April 24, 2003 and resigned from the Board of Directors effective December 26, 2003.

                During 2002, the Company entered into a consulting agreement with another director, which expired on December 31, 2002. For the year ended December 31, 2002, this director received $59,000 in consulting fees. This director resigned from the Board of Directors effective October 29, 2003.

                During 1999, the Company extended a loan in the amount of $252,000 to a former President and Chief Executive Officer and director pursuant to his employment agreement, in consideration for his agreement to relocate to Colorado immediately. At December 31, 2003, $100,000 of the loan was outstanding and was repaid in full in September 2004.

(10) SEGMENT AND CUSTOMER INFORMATION

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

Internationally, the Company markets and supports its products primarily through it subsidiaries and various dealers. Revenues are attributed to geographic areas based on the location of the customer. No material amount of revenue was derived from one foreign country other than Mexico. International long-lived assets are located in Switzerland. The Company incurred significant losses totalling $2.8 million from European operations in 2004. Management has begun the process of restructuring its sales and service operations in Europe with the goal of transferring its European service business and addressing the European market through a strategic distribution agreement, thereby eliminating the need for the current European infrastructure. The cost of winding down the European operations are not considered to be significant.

The following table represents a summary of revenues and long-lived assets (in thousands):

	Year Ended December 31,
	2004	2003	2002
Revenues:
United States	$46,640	$37,966	$42,916
Mexico	8,406	562	—
Other International	8,994	7,634	2,194
Total	$64,040	$46,162	$45,110

	As of December 31,
	2004	2003	2002
Long-lived assets, net:
United States	$3,599	$3,260	$3,064
International	218	150	153
Total	$3,817	$3,410	$3,217

The Company’s revenues generally are concentrated among customers in the healthcare industry and consist of healthcare organizations, government facilities and dealers. The Company establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Accounts receivable are generally unsecured.

During 2004, 2003 and 2002, the following customers represented greater than 10% of the Company’s revenues:

	Year Ended December 31,
	2004	2003	2002
Ethicon-Endo Surgery, Inc (a division of Johnson & Johnson, Inc.)	10.1%	10.9%	11.4%
Mexican Social Security Institute	13.1%	1.2%	—

                The following are sales by product line:

	Year Ended December 31,
	2004	2003	2002
Product Revenue:
Digital Mammography	$19,326	$10,772	$3,571
Stereotactic Breast Biopsy	18,857	16,099	19,050
RE&S Products	10,462	5,943	8,009
Service Revenue	15,395	13,348	14,480
Total	$64,040	$46,162	$45,110

 (11) COMMITMENTS AND CONTINGENCIES

Litigation

In April 2003, the Company reported to the Securities and Exchange Commission that it would restate its financial results for the reporting periods beginning January 1, 2000 and ending September 30, 2002. On June 9, 2003, the

Company received notice of a formal order of investigation and subpoena from the Securities and Exchange Commission. This request followed the voluntary disclosures that the Company made to the SEC beginning in April 2003 and the creation of an independent board committee to review the facts and circumstances underlying the Company’s decision to restate financial results. On November 15, 2004, the Company entered into a settlement agreement with the U.S. Securities and Exchange Commission arising out of the Commission’s investigation of the Company’s reported financial results for the periods beginning January 1, 2000 and ending September 30, 2002, which have since been restated by the Company. In the settlement, the Company has agreed, without admitting or denying the allegations in the Commission’s complaint, to the entry of a cease and desist order against future violations of the antifraud, reporting, recordkeeping and internal controls provisions of the federal securities laws. The Commission’s complaint alleges that the company violated Section 17(a) of the Securities Act of 1933, Sections 10 (b), 13 (a), 13 (b) (2) (A), 13 (b) (2) (B) and 13 (b)(5) of the Securities Exchange Act of 1934, and Rules 10b-5, 12b-20, 13a-1, 13a-13, and 13b2-1 thereunder. The Company is not required to pay any civil penalties or fines as part of the settlement. The Commission’s investigation against other persons or entities who may have been involved is ongoing. The administrative order containing the Commission’s allegations and the terms of the settlement with the Company is available at www.sec.gov/litigation/admin.shtml.  In addition, we have been informed by the U.S. Department of Justice of their intention to investigate the matters cited in the SEC order.

On April 10, 2003 and on June 3, 2003, The Sorkin, LLC and James K. Harbert filed punitive class action lawsuits against us and three of our former officers and directors, Morgan Nields, Gerald Knudson and Louis Rivelli, in the United States District Court for the District of Colorado. The complaints are purportedly brought on behalf of purchasers of shares of the Company’s common stock during the period February 14, 2001 to April 1, 2003 and allege that, among other things, during the putative class period, the Company and the individual defendants made materially false statements in violation of Section 10(b) of the Exchange Act, Rule 10b-5 promulgated under the Exchange Act, and Section 20(a) of the Exchange Act. The complaints seek unspecified compensatory damages and other relief. On August 7, 2003, the Company, and Messrs. Nields and Knudson moved to dismiss all claims asserted by The Sorkin, LLC and Harbert. On August 18, 2003, Mr. Rivelli moved to dismiss all claims asserted in those lawsuits. On October 20, 2003, Mr. Harbert moved to dismiss his lawsuit, which the court subsequently granted. On October 21, 2003, the Sorkin, LLC and Mr. Harbert filed an amended class action complaint. The amended complaint contains the same claims for relief against us and Messrs. Nields and Rivelli, but does not assert any claims against Mr. Knudson. In addition, the amended complaint seeks to recover unspecified compensatory damages and other relief on behalf of purchasers of shares of our common stock during the period February 14, 2001 to July 17, 2003. The Company, Mr. Nields and Mr. Rivelli have filed motions to dismiss all claims asserted in the amended complaint. In September 2004 we entered into an agreement in principle to settle this litigation with plaintiffs’ attorneys and our director and officer liability insurance provider, Chubb Insurance Company. This settlement proposal was submitted to the U.S. District Court for approval, and on March 3, 2005 Judge Richard Matsch declined to approve the proposal. As a result, litigation will continue in this matter. A hearing on the motions to dismiss is scheduled for May 6, 2005.

The Company is a defendant in a breach of contract suit brought by International Surgical Systems in the federal District Court of Arizona. The suit claims that Fischer Imaging wrongfully breached an agreement to supply product to ISS, notwithstanding ISS’ nonpayment, and that such breach caused the failure and bankruptcy of ISS. The suit seeks $1.0 million in damages, plus attorneys’ fees and expenses. The Company believes the suit is without merit and intends to vigorously defend the case, as well as assert counterclaims against ISS for nonpayment.

The Company is also a defendant in various lawsuits incident to the operation of its business. We do not believe that any of those pending legal proceedings would have a material, adverse effect on the consolidated financial position or results of operations of the Company.

Regulatory Actions

The Company is subject to periodic inspections by the Food and Drug Administration (“FDA”) whose primary purpose is to audit the Company’s compliance with Good Manufacturing Practices. These practices include testing, quality control and documentation of procedures. In December 2002, following an earlier periodic inspection that resulted in the FDA issuing a Form 483, the FDA issued a Warning Letter regarding deficiencies in the way the Company’s quality system satisfies the FDA’s Quality System Regulation (QSR). The Company responded to the Warning Letter findings and observations and instituted corrective actions. During January 2005 FDA began an inspection to verify the effectiveness of the Company’s corrective actions. This inspection is ongoing. There have been a number of informal observations of potential deficiencies, focusing primarily on the Company’s Corrective and Preventive Action (CAPA) system, complaint system, and Design Control system. The outcome of this inspection will be either the issuance of a FDA form 483, a FDA Warning Letter, or a court-ordered injunction. If an injunction is the outcome, it may preclude company shipment of products until corrective action is taken and verified by the FDA. In addition, FDA enforcement actions could include, among other things, product seizure and/or criminal or civil proceedings being initiated without further notice. We expect that the FDA audit will conclude during the next 60 days.

                The Company’s stock was delisted from NASDAQ on July 7, 2003 due to failure to meet the financial reporting filing requirements established by the NASDAQ for annual and quarterly reports.

Operating Leases

                The Company leases buildings and equipment under various operating lease agreements that provide for the following minimum future lease payments (in thousands) for the years ending December 31,:

2005	$925
2006	934
2007	936
2008	852
2009	852
Thereafter	2,320
Total	$6,819

                Of the above total lease commitments, $6,546,000 relates to the JN properties building lease (see Note 9—Related Party Transactions). Total rent expense was approximately $1,210,000, $936,000 and $834,000 in 2004, 2003 and 2002, respectively. The total rent expense includes rent expense for JN properties of $796,000 for each of 2004, 2003 and 2002.

(12) PATENT LITIGATION SETTLEMENT

During the second quarter of 2002, the Company settled a patent infringement lawsuit for $32.3 million, the Company recognized $25.0 million as income in 2002 and $7.2 million of the settlement was scheduled to be received in equal annual installments of $0.9 million over the remaining eight-year life of the associated patents. The Company recognized an other income item in the amount of $0.9 million during both the second quarter of 2003 and 2004. On June 2, 2004 the Company amended the settlement agreement, received a one-time accelerated payment totaling $4.3 million in lieu of the six remaining $0.9 million payments that were due annually through 2010 and recognized the one-time payment as an other income item.

(13) QUARTERLY FINANCIAL DATA—UNAUDITED

                (in thousands, except per share data):

	First Quarter 2004	Second Quarter 2004	Third Quarter 2004	Fourth Quarter 2004	Year Ended 2004
Revenues	$12,006	$19,779	$17,801	$14,454	$64,040
Gross profit	1,846	3,994	4,109	2,920	12,869
Net (loss) income	(4,478)	3,154	(1,745)	(3,852)	(6,921)
Basic (loss) income per share	$(0.48)	$0.34	$(0.19)	$(0.41)	$(0.74)
Diluted (loss) income per share	$(0.48)	$0.33	$(0.19)	$(0.41)	$(0.74)

	First Quarter 2003	Second Quarter 2003	Third Quarter 2003	Fourth Quarter 2003	Year Ended 2003
Revenues	$9,492	$12,057	$11,649	$12,964	$46,162
Gross profit	2,046	2,671	2,984	(277)	7,424
Net (loss) income	(2,385)	(2,399)	(2,045)	(7,584)	(14,413)
Basic (loss) income per share	$(0.26)	$(0.26)	$(0.22)	$(0.81)	$(1.55)
Diluted (loss) income per share	$(0.26)	$(0.26)	$(0.22)	$(0.81)	$(1.55)

	First Quarter 2002	Second Quarter 2002	Third Quarter 2002	Fourth Quarter 2002	Year Ended 2002
Revenues	$11,568	$10,054	$12,946	$10,542	$45,110
Gross profit	3,026	(912)	2,450	479	5,043
Net (loss) income	(887)	18,532	(2,145)	(5,780)	9,720
Basic (loss) income per share	$(0.10)	$2.01	$(0.23)	$(0.62)	$1.06
Diluted (loss) income per share	$(0.10)	$1.95	$(0.23)	$(0.62)	$1.00

Note: The aggregate of certain of the above amounts differs from that reported for the full fiscal year due to the effects of rounding.

In each of the following quarters, the Company recorded unusual or infrequently occurring items that were material in relation to the results of the quarter:

During the fourth quarter of 2004, the Company recorded a $0.4 million reduction in the warranty provision to adjust the related obligation to reflect historical warranty experience. The Company also recorded a $0.3 million reduction in services cost of sales to more accurately reflect the timing of the four-year warranty obligation associated with the December 2003 non-domestic shipment to the government of Mexico which was recognized as revenue prior to year end 2004. The Company recorded a $0.3 million charge in the fourth quarter of 2004 to properly record accumulated depreciation related to the amortization of leasehold improvements over the shorter of the useful life of the asset or the term of the related leased property. In addition, the Company recorded $0.6 million higher marketing expenses in the fourth quarter of 2004 related to a national trade show.

In the second quarter of 2004, the Company reached an agreement with Thermo Electron Corporation that accelerated the remaining $5.4 million owed the Company from a 2002 patent settlement into a single payment of $4.3 million. As a result, the Company recorded $4.3 of other income in the quarter ending June 30, 2004. The $5.4 million was scheduled to be received in equal annual installments of $900,000 over the remaining six-year life of the patents for continued sales of the breast-biopsy imaging system now being sold by Hologic, Inc. The $5.4 million settlement owed to the Company is now paid in full.

During the fourth quarter of 2003, the Company recorded a $2.6 million charge related to inventory of which $1.6 million was due to inventory discrepancies identified in the fourth quarter of 2003, $0.7 million was due to a higher reserve requirement for excess and obsolete inventory, and $0.3 million was due to an increase in inventory reserves to value the inventory at lower of cost or market. In addition, the fourth quarter of 2003 results reflect a $0.4 million charge for commitments made to provide existing customers with upgraded systems, $0.3 million increase in receivable reserves for potentially uncollectible accounts based on a specific analysis of accounts receivable, $0.5 million increase in spending to support the restatement efforts that were underway, $0.4 million increase in sales commissions associated with higher sales backlog, and a $0.3 million increase in spending associated with national trade show attended during the fourth quarter.

During the fourth quarter of 2002 operating expenses increased $1.7 million to $6.3 million from $4.6 million during the third quarter of 2002. The increase in operating expenses was due to $0.6 million increase in spending associated with national trade show attended during the fourth quarter of 2002; $0.5 million year-end bonus accrual and $0.4 million increase in commissions due to strong fourth quarter bookings.

During the second quarter of 2002 the Company received and recognized as income $25.0 million for a patent infringement lawsuit settlement. This income was partially offset by a $9.7 million charge identified upon completion of a comprehensive analysis of the inventory and a physical inventory during the second quarter of 2002. Of this $9.7 million charge, $6.4 million related to inventory discrepancies between the physical inventories and the general ledger due to inaccurate reporting of transactions and $3.3 million was an increase in the excess and obsolete inventory reserve due to a change in the business direction the RE&S product line.