Form 10-Q
period 2005-03-31
FISCHER IMAGING CORP
filed 2005-05-20
CIK 750901

Use these links to rapidly review the document
INDEX

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended March 31, 2005
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

        The number of shares of Registrant's Common Stock outstanding as of May 16, 2005 was 9,382,817.

FISCHER IMAGING CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FISCHER IMAGING CORPORATION

CONSOLIDATED BALANCE SHEETS

(amounts in thousands except share data)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,464	$1,939
Certificate of deposit, restricted cash	514	514
Accounts receivable, net of allowance for doubtful accounts of $668 and $650 at March 31, 2005 and December 31, 2004, respectively	9,422	7,286
Inventories, net	14,256	16,034
Debt issue costs	1,976	—
Prepaid expenses and other current assets	647	751

Total current assets	28,279	26,524
Property and equipment:
Manufacturing equipment	5,606	5,129
Office equipment and leasehold improvements	6,264	6,300

Total property and equipment	11,870	11,429
Less: accumulated depreciation	(7,921)	(7,612)

Property and equipment, net	3,949	3,817
Intangible assets, net	1,022	1,033

Total assets	$33,250	$31,374

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$9,035	$10,666
Current maturities under capital lease obligation	211	224
Senior secured promissory notes	7,000	—
Stock warrant obligation	4,320	—
Accrued salaries and wages	1,750	1,617
Customer deposits	3,328	3,123
Accrued warranties	2,828	3,013
Deferred service revenue	1,421	1,121
Other current liabilities	2,367	2,591

Total current liabilities	32,260	22,355
Long-term debt	—	1,454
Non-current deferred revenue	941	972

Total liabilities	33,201	24,781

Stockholders' Equity:
Preferred Stock, 5,000,000 shares authorized:
Series C Junior participating preferred stock, $.01 par value, 500,000 shares authorized, no shares issued and outstanding	—	—
Series D Convertible preferred stock, $.01 par value, 506,667 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 25,000,000 shares authorized; 9,382,817 and 9,374,484 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	94	94
Paid-in capital	49,416	49,400
Accumulated deficit	(49,210)	(42,633)
Accumulated other comprehensive loss	(251)	(268)

Total stockholders' equity	49	6,593

Total liabilities and stockholders' equity	$33,250	$31,374

The accompanying notes are an integral part of these consolidated financial statements

FISCHER IMAGING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per share data)

(Unaudited)

	Three Months Ended
	March 31, 2005	March 31, 2004
Revenues:
Products	$10,744	$8,537
Services	3,710	3,469

Total revenues	14,454	12,006
Cost of sales:
Products	8,106	6,034
Services	4,406	4,126

Total cost of sales	12,512	10,160

Gross profit	1,942	1,846
Operating expenses:
Research and development	1,940	1,370
Selling and marketing	1,977	2,665
General and administrative	1,831	2,237

Total operating expenses	5,748	6,272

Loss from operations	(3,806)	(4,426)
Other income (expense):
Other financing (expense)	(2,532)	—
Interest expense	(318)	(7)
Interest income	1	1
Other income (expense)	78	(46)

Net (loss)	$(6,577)	$(4,478)

Net (loss) per share:
Basic and diluted	$(0.70)	$(0.48)

Weighted average shares used to calculate net (loss) per share:
Basic and diluted	9,383	9,348

The accompanying notes are an integral part of these consolidated financial statements.

FISCHER IMAGING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	Three months ended
	March 31, 2005	March 31, 2004
Cash flows from operating activities:
Net (loss)	$(6,577)	$(4,478)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	309	251
Amortization of intangible assets	11	11
Amortization of debt issue costs	200	—
Other financing (expense)	2,532	—
Change in current assets and liabilities
Accounts receivable, net	(2,136)	3,507
Inventories, net	1,778	(644)
Prepaid expenses and other current assets	104	(510)
Accounts payable	(1,631)	(2,952)
Accrued warranties	(185)	391
Customer deposits	205	6,233
Deferred service revenue	300	45
Other	(122)	573

Net cash (used in) provided by operating activities	(5,212)	2,427
Cash flows from investing activities:
Purchases of property and equipment	(441)	(225)

Net cash used in investing activities	(441)	(225)
Cash flows from financing activities:
Proceeds from sale of common stock	16	—
Proceeds from senior secured promissory notes	7,000	—
Payment of debt issue costs	(388)	—
Proceeds from line of credit	3,311	—
Repayments on line of credit	(4,765)	—
Payment on leases	(13)	(40)

Net cash provided by (used in) financing activities	5,161	(40)
Effect of exchange rate changes on cash	17	66

Net (decrease) increase in cash and cash equivalents	(475)	2,228
Cash and cash equivalents, beginning of period	1,939	1,396

Cash and cash equivalents, end of period	$1,464	$3,624

Supplemental Cash Flow Information:
Non-cash change in Stock warrant obligation	(4,320)	—
Non-cash increase in Debt issue costs	1,788	—

The accompanying notes are an integral part of these consolidated financial statements.

FISCHER IMAGING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2005
(UNAUDITED)

(1)   GENERAL

Organization

        Fischer Imaging Corporation, together with its wholly owned subsidiaries, ("Fischer", "the Company") designs, manufactures and sells innovative mammography and digital imaging products used in the diagnosis of breast cancer and other diseases. The Company's primary focus is on using its digital imaging technology in screening and diagnostic mammograms and minimally invasive breast biopsy to aid in the early identification of breast cancer. The Company sells high-resolution digital mammography products, enabling radiologists, surgeons and other healthcare treatment professionals to diagnose or rule out disease early and treat patients with less-invasive procedures. The Company has also refocused its efforts to market and sell products that meet selected needs of the broader radiology and electrophysiology markets. The consolidated financial statements include the accounts of Fischer Imaging Corporation and all subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Management Plans

        The Company incurred significant losses and had negative cash flows from operations during 2004 and the first quarter of 2005. We are continuing to implement an operating plan intended to return the Company to sustainable positive cash flow from operations. Key components of this plan include increasing revenues and improving operating efficiencies to reduce cost of sales, thereby improving gross margins, and lowering the Company's overall operating costs as a percentage of revenues. Because management has not been successful in the first quarter of 2005 in increasing revenues at the desired rate and in achieving the planned level of operating efficiencies to lower the Company's cost of sales and operating expenses as a percentage of revenue, the Company has been forced to scale back expenditures to maintain its financial liquidity. There are significant risks associated with the operating plan and the Company might be forced to further modify the plan as circumstances change.

        Delays in the introduction of performance enhancements for the current SenoScan product as well as delays in completion of the SenoScan redesign have adversely impacted the ability of the Company to demonstrate, sell and support the SenoScan product and have significantly increased the expenses associated with these activities. This has significantly increased the cash required to fund operations. The $5.0 million of loan proceeds received in February 2005 from ComVest Capital Partners II LP ("ComVest"), as well as the $2.0 million loan proceeds received in March 2005, have been completely consumed to fund operations, working capital needs and to repay the outstanding balance of $2.5 million under the line of credit with Silicon Valley Bank. Therefore, the Company's liquidity and capital resources have not improved as a result of the funding. In addition, at March 31, 2005 the Company failed to meet a financial covenant in the loan documents requiring the Company to achieve an EBITDA loss, as defined, of no greater than $2.0 million, which is defined in the loan documents as an Event of Default, giving ComVest the right to accelerate the loan principal and suspend future fundings under the loan. As discussed further in Note 4, management obtained a forbearance of the default through July 21, 2005, assuming there are no subsequent Events of Default (the "Forbearance"). The Forbearance is subject to extension for consecutive 30-day periods ("Forbearance Period") at ComVest's sole and absolute discretion and therefore, the senior secured promissory notes have been classified as a current liability in the attached Consolidated Balance Sheets. During the Forbearance Period, ComVest will not provide further advances until the Company has met certain EBITDA targets, which management does not currently believe it can achieve until the fourth quarter of 2005, which is after the outside funding date in our agreement with ComVest. This factor, among others, raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Presentation

        In management's opinion, the accompanying unaudited consolidated balance sheets, statements of operations and statements of cash flows contain all adjustments necessary to present fairly in all material respects the financial position of the Company at March 31, 2005, its results of operations for the three months ended March 31, 2005 and 2004 and its cash flows for the three months ended March 31, 2005 and 2004. Results of operations and cash flows for the interim periods may not be indicative of the results of operations and cash flows for the full fiscal year.

        Prior year amounts have been reclassified to conform to the current year's presentation.

        The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Stock Based Compensation

        The Company's stock option grants are accounted for under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is recognized in net income or loss, unless the option price is less than the current market price at the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 "Accounting for Stock-Based Compensation," to employee stock benefits.

        For purposes of this pro forma disclosure, the estimated fair value of the options are assumed to be amortized to expense over the options' vesting periods (in thousands, except per share amounts).

	Three Months Ended
	March 31, 2005	March 31, 2004
Net (loss) as reported	$(6,577)	$(4,478)
Fair value-based compensation cost, net of tax	(75)	(332)

Pro forma net loss	$(6,652)	$(4,810)

Basic and diluted (loss) per share:
As reported	$(0.70)	$(0.48)

Pro forma	$(0.71)	$(0.51)

Recently Issued Accounting Pronouncements

        The FASB has issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. The Company did not identify any variable interest entities.

        The FASB has issued SFAS No. 123 (revised), Share-Based Payment which supersedes Accounting Principles Board ("APB") No. 25, Accounting for Stock Issued to Employees and its related implementation guidance. Under SFAS No. 123 (revised), all share-based payments would be treated as other forms of compensation by recognizing the costs, generally measured as the fair value at the date of grant, in the income statement. Fischer will be required to adopt SFAS No. 123 (revised) for its fiscal year beginning January 1, 2006. Fischer is evaluating the requirements of SFAS No. 123 and has not yet determined which method of adoption it will employ or the impact on its results of operations, financial position or liquidity.

        The FASB has issued Statement of Financial Accounting Standards No. 151, "Inventory Costs—an amendment of ARB No. 43, Chapter 4" (SFAS No. 151). The provisions of SFAS 151 are intended to eliminate narrow differences between the existing accounting standards of the FASB and the International Accounting Standards Board (IASB) related to inventory costs, in particular, the treatment of abnormal idle facility expense, freight, handling costs and spoilage. SFAS No. 151 requires that these costs be recognized as current period charges regardless of the extent to which they are considered abnormal. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material impact on its results of operations, financial position or liquidity.

(2)   REVENUE RECOGNITION

        The Company follows the provisions of SEC Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104") which provides for revenue recognition when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable and collectibility is reasonably assured. The Company's standard business practice requires that sales transactions be supported by an executed sales agreement or an executed purchase order. The Company recognizes product revenue for its medical equipment when title and risk of loss have transferred to the customer and the Company has no post-shipment performance obligations other than installation or training. Where installation and/or training services are provided in a sales agreement and they have not been completed at the time product revenue is recognized, the fair value of these services is deferred and subsequently recognized as revenue when each of the services are performed. In cases where the sales agreement prescribes additional consequential performance obligations or requires specific performance criteria be met for customer acceptance, the Company defers revenue recognition on the product sale until such conditions are satisfied.

        The Company bills service contracts and extended warranty agreements in advance either monthly, quarterly, annually or at the time of the product sale, depending upon the customers' request. The amounts billed are recorded as deferred revenue and recognized as revenue ratably during the period for which the contracts are in effect. The Company recognizes revenue from services billed on a time and material basis when the services are performed. The Company also sells replacement parts to customers and records revenue at the time of shipment when title transfers. Certain replaced parts may be returned for partial credit, and the Company records sales allowances based on historical experience to account for the future effect of those returns.

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

        Inventories consisted of the following components (in thousands):

	March 31, 2005	December 31, 2004
Raw materials	$8,188	$8,952
Work in process and finished goods	7,511	8,866
Reserve for excess and obsolete inventories	(1,443)	(1,784)

Inventories, net	$14,256	$16,034

(4)   BORROWINGS AND WARRANTS

        In June 2003, the Company entered into an $8.0 million credit facility with Silicon Valley Bank, subject to restrictions based on eligible receivables. The amount available under the credit facility at December 31, 2004 was approximately $3.4 million. Borrowings under the line of credit agreement accrued interest at the bank's prime rate, plus 2.75%, with a minimum total interest rate of 7%. The outstanding balance as of December 31, 2004 was $1.5 million. On February 22, 2005, the Company refinanced the $2.5 million outstanding under this credit facility on a long-term debt basis with ComVest and terminated this credit facility. The Company accounted for the refinanced debt as long-term in the accompanying balance sheet as of December 31, 2004 pursuant to FASB Statement No. 6, Classification of Short-term Obligations Expected to be Refinanced.

        On February 22, 2005, the Company entered into a Note and Warrant Purchase Agreement (the "Purchase Agreement") with ComVest, which provides for up to $10 million of senior secured debt financing. At closing, Fischer issued and sold a senior secured promissory note in the principal amount of $5.0 million (the "Initial Note") to ComVest. In connection with the issuance of the Initial Note, Fischer issued to ComVest a warrant (the "Warrant") to purchase 2,000,000 shares of Common Stock at an exercise price of $4.25 per share. The Warrant is exercisable from the occurrence of certain events or August 23, 2005, whichever is earlier, until February 22, 2010. The warrants also provide the holders with registration rights that will require that the Company file a registration statement sufficient to cover the common shares underlying the warrants by June 22, 2005. Fischer must use all reasonable efforts to cause the registration statement to be declared effective as promptly as possible after the filing thereof, but no later than October 22, 2005. If the registration statement is not declared effective by October 22, 2005 or is not available for use by ComVest for a defined period of time, Fischer must pay $50,000 for each 30-day period that these conditions exist.

        On March 29, 2005 the Company amended the Purchase Agreement and ComVest provided $2.0 million in funding under a Secondary Note, bringing their total investment to $7.0 million (the "Notes"). Also in connection with the funding of the Secondary Note, the Company agreed to amend the Warrant to provide ComVest with a put option, exercisable at $0.90 per warrant share, upon the occurrence of certain trigger events. The trigger events are a change of control, liquidation or dissolution of the Company or any action by the Company relating to bankruptcy or seeking appointment of a receiver or trustee.

        The Notes issued under the Purchase Agreement bear interest at per annum 8.5% with a maturity of the earlier of (i) August 15, 2008 or (ii) a sale of the Company and are secured by all of the assets of the Company, as provided in a Security Agreement between the Company and ComVest. Accrued interest on the Notes is payable, commencing on November 15, 2005 and quarterly thereafter on each February 15, May 15, August 15 and November 15. Principal on the Notes is payable in ten equal quarterly installments, each in an amount equal to one (1%) of the original principal amount of the Notes, with a final payment of the remaining principal outstanding under the Notes due on August 15, 2008. The first installment of principal is payable on February 15, 2006, with successive installments continuing on each May 15, August 15, November 15 and February 15 thereafter.

        At March 31, 2005 the Company failed to meet a financial covenant in the Notes requiring the Company to achieve an EBITDA loss, as defined, of no greater than $2.0 million, which is defined in the loan documents as an Event of Default, giving ComVest the right to accelerate the loan principal and suspend future funding under the loan. Management obtained a forbearance of the default through July 15, 2005 (the "Forbearance"), subject to extension for consecutive 30-day periods ("Forbearance Period") at ComVest's sole and absolute discretion and therefore, the Notes have been classified as a current liability in the attached Consolidated Balance Sheets. During the Forbearance Period, ComVest will not provide further advances until the Company has met certain EBITDA targets, which management does not currently believe it can achieve until the fourth quarter of 2005. Therefore, management does not believe it will be able to borrow any of the remaining $3.0 million available under the commitment since the EBITDA targets will not be achieved prior to November 15, 2005, the outside funding date. In addition, the interest rate under the Notes shall be 11.50% until the Forbearance Period ends. The Company shall pay a forbearance fee to ComVest of $87,500, $25,000 of which is due and payable on June 30, 2005 and the remaining $62,500 of which is due and payable on July 21, 2005. An additional $25,000 forbearance fee will be accrued and paid monthly for each succeeding extension of the Forbearance Period.

        SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," and EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" each require issuers to classify as liabilities (or assets under certain circumstances) freestanding financial instruments which, at inception, require or may require an issuer to settle an obligation by transferring assets. SFAS No. 150 required the warrants issued subject to a put under the Purchase Agreement to be classified as a liability in an amount equal to the estimated fair value. Since the warrants could be exercised within one year of the balance sheet date, the stock warrant obligation has been classified as a current liability on the Consolidated Balance Sheets as of March 31, 2005.

        As of February 22, 2005 and March 31, 2005, the stock warrant obligation fair value was estimated to be $2.9 million and $4.3 million, respectively. As required per APB Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants," the issuance proceeds must be allocated between the amount applicable to the debt and the amount applicable to the warrant based upon relative fair values of the debt and the warrants at issuance date. As a result, Fischer increased "Debt issue costs" by $1.8 million, which are being amortized through March 31, 2006. The difference of $2.5 million between the amount allocated to "Debt issue costs" of $1.8 million and the fair value as of March 31, 2005 of $4.3 million has been recognized as a non-cash "Other Financing Expense" in the Consolidated Income Statements for the three-months ended March 31, 2005. Future changes in the fair value of the stock warrant obligation will be recognized as either an increase or decrease in "Other Financing Expense".

        The fair value of the stock warrant obligation is estimated using the Black-Scholes option-pricing model. The stock price has been discounted by 40% to consider marketability of the common stock itself and the resulting Black-Scholes fair value has been discounted by 20% to consider the lack of marketability of the warrant. The following summarizes the significant assumptions:

	March 31, 2005	February 22, 2005
Stock price (10-day average)	$6.22	$4.55
Discounted stock price	$3.73	$2.73
Volatility	94.9%	94.9%
Dividend yield	0.00%	0.00%
Risk-free interest rate	4.24%	3.89%
Expected life (years)	5.00	5.00
Black-Scholes fair value	$2.70	$1.84
Fair value per warrant share	$2.16	$1.47

        The capital lease obligation is a two-year obligation for primarily computer equipment and software. The capital lease is secured by computer equipment. Long-term debt and capital lease obligation as of March 31, 2005 and December 31, 2004 consist of the following (in thousands):

	2005	2004
Long-term (Credit facility refinanced to long-term debt)	$—	$1,454
Senior secured promissory notes	7,000	—
Capital lease obligation	211	224

Total	7,211	1,678
Less—Current maturities	7,211	224

Long-term debt	$—	$1,454

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

        For the three months ended March 31, 2005 and 2004, 1,345,417 and 1,483,500, respectively, of options to purchase shares of common stock were outstanding but not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. The Company has also excluded the impact of outstanding warrants, as the impact would be anti-dilutive for all periods presented.

(6)   COMPREHENSIVE LOSS

        Comprehensive loss is defined as the change in equity of an enterprise other than the change resulting from investments by, or distributions to, its owners. Foreign currency translation adjustments for three months ended March 31, 2005 resulted in a currency translation gain due to the strengthening of the United States Dollar to the Euro during the period.

        For the Company, comprehensive loss includes only net income (loss) and foreign currency translation adjustments as follows (in thousands):

	Three Months Ended
	March 31, 2005	March 31, 2004
Net (loss)	$(6,577)	$(4,478)
Foreign currency translation adjustments	17	66

Comprehensive (loss)	$(6,560)	$(4,412)

(7)   SEGMENT AND CUSTOMER INFORMATION

        The Company operates in a single industry segment: the design, manufacture and marketing of specialty digital imaging systems and other medical devices primarily used in screening, diagnostic and interventional procedures. The Company manufactures its products in the United States and distributes them in the United States, Europe and elsewhere. The Company's chief operating decision maker uses consolidated results to make operating and strategic decisions.

        Internationally, the Company markets and supports its products primarily through it subsidiaries and various dealers. Revenues are attributed to geographic areas based on the location of the customer. International long-lived assets are located in Switzerland. The following table represents a summary of revenues and long-lived assets (in thousands):

	Three Months Ended
	March 31, 2005	March 31, 2004
Revenues:
United States	$12,843	$9,370
International	1,611	2,636

Total	$14,454	$12,006

	As of
	March 31, 2005	December 31, 2004
Long-lived assets, net:
United States	$3,766	$3,599
International	183	218

Total	$3,949	$3,817

        The Company's revenues generally are concentrated among customers in the healthcare industry and consist of healthcare organizations, government facilities and dealers. The Company establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Accounts receivable are generally unsecured.

        Customers representing greater than 10% of the Company's revenue during any of the reporting periods:

	Three Months Ended
	March 31, 2005	March 31, 2004
Mexican Social Security Institute	0.0%	18.7%

        Revenue grouped by similar products and services (in thousands):

	Three Months Ended
	March 31, 2005	March 31, 2004
Product Revenue:
Digital Mammography	$2,784	$3,906
Stereotactic Breast Biopsy	5,642	2,980
RE&S Products	2,318	1,651
Service Revenue	3,710	3,469

Total	$14,454	$12,006

(8)   COMMITMENTS AND CONTINGENCIES

Litigation

        On April 10, 2003 and on June 3, 2003, The Sorkin, LLC and James K. Harbert filed punitive class action lawsuits against us and three of the Company's former officers and directors, Morgan Nields, Gerald Knudson and Louis Rivelli, in the United States District Court for the District of Colorado. The complaints are purportedly brought on behalf of purchasers of shares of the Company's common stock during the period February 14, 2001 to April 1, 2003 and allege that, among other things, during the putative class period, the Company and the individual defendants made materially false statements in violation of Section 10(b) of the Exchange Act, Rule 10b-5 promulgated under the Exchange Act, and Section 20(a) of the Exchange Act. The complaints seek unspecified compensatory damages and other relief. On August 7, 2003, the Company, and Messrs. Nields and Knudson moved to dismiss all claims asserted by The Sorkin, LLC and Harbert. On August 18, 2003, Mr. Rivelli moved to dismiss all claims asserted in those lawsuits. On October 20, 2003, Mr. Harbert moved to dismiss his lawsuit, which the court subsequently granted. On October 21, 2003, the Sorkin, LLC and Mr. Harbert filed an amended class action complaint. The amended complaint contains the same claims for relief against us and Messrs. Nields and Rivelli, but does not assert any claims against Mr. Knudson. In addition, the amended complaint seeks to recover unspecified compensatory damages and other relief on behalf of purchasers of shares of its common stock during the period February 14, 2001 to July 17, 2003. The Company, Mr. Nields and Mr. Rivelli have filed motions to dismiss all claims asserted in the amended complaint. In September 2004 the Company entered into an agreement in principle to settle this litigation with plaintiffs' attorneys and the Company's director and officer liability insurance provider, Chubb Insurance Company. This settlement proposal was submitted to the U.S. District Court for approval, and on March 4, 2005 the federal District Court Judge declined to approve the proposal. On May 6, 2005 the District Court heard arguments related to the motions to dismiss filed by the Company, Mr. Nields and Mr. Rivelli. It is expected that the court will rule on these motions but litigation may continue in this matter.

        The Company is a defendant in a breach of contract suit brought by International Surgical Systems in the federal District Court of Arizona. The suit claims that Fischer Imaging wrongfully breached an agreement to supply product to ISS, notwithstanding ISS' nonpayment, and that such breach caused the failure and bankruptcy of ISS. The suit seeks $1.0 million in damages, plus attorneys' fees and expenses. The Company believes the suit is without merit and intends to vigorously defend the case, as well as assert counterclaims against ISS for nonpayment.

        The Company has been named as a defendant in one lawsuit and one arbitration by customers seeking to be repaid their purchase price related to claimed deficiencies of the SenoScan product. The Company recorded reserves related to these sales that it believes appropriately reflects the risk of an adverse outcome in these cases. The Company has asserted meritorious defenses to these claims. The

Company is also a defendant in various lawsuits incident to the operation of its business. The Company does not believe that any one of those pending legal proceedings would have a material adverse effect on the consolidated financial position or results of operations of the Company. However, in the aggregate the expense and management distraction resulting from managing numerous lawsuits simultaneously will have a material adverse effect on the financial condition and cash flow of the Company if the outcomes are collectively unfavorable.

Regulatory Actions

        The Company is subject to periodic inspections by the Food and Drug Administration ("FDA") whose primary purpose is to audit the Company's compliance with Good Manufacturing Practices. These practices include testing, quality control and documentation of procedures. On May 13, 2005, the FDA completed the on-site portion of its inspection of the Company and presented a Form 483 formally detailing its observations with respect to the Company's compliance with various the FDA requirements. The Company has undertaken to cooperate with the FDA during its inspection, and to address items identified during the inspection and on the Form 483. The Company retained the services of an experienced consultant, instituted corrective actions, and provided the FDA with regular progress reports. The Company also provided the FDA at the May 13, 2005 meeting with a detailed listing of corrective actions to date that will form the basis of the Company's comprehensive response to the FDA's Form 483. The Company's goal is to address the FDA's inspectional observations without the agency pursuing additional regulatory or enforcement action. There can be no assurance, however, that the Company's efforts will be successful and that the FDA will not pursue such actions, which could include, among other things, the issuance of a warning letter; a court-ordered injunction; product seizures; recall of products; and criminal and/or civil proceedings. If an injunction is obtained, it may preclude the Company from shipping products until corrective action is taken and verified by the FDA. Further, failure to satisfy the FDA requirements can result in an inability to receive awards of federal government contracts or new marketing or export clearance for products.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Language

        This report contains forward-looking information that involves risk and uncertainties, including statements regarding our plans, objectives, expectations, and intentions. Such statements include, without limitation, statements regarding various estimates we have made in preparing our financial statements, statements regarding our expectations relating to management's plan to return the Company to positive cash flow, completion of the redesign of our SenoScan product, achievement of certain EBITDA targets under the senior secured promissory notes, increased digital mammography sales and our geographical mix of sales, as well as statements regarding expected future trends relating to our results of operations and the sufficiency of our liquidity and access to additional capital resources. These forward-looking statements are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those anticipated. Factors that could cause actual results to materially differ include, without limitation, our ability to implement our operating plan intended to return the Company to positive cash flow from operations which involves increasing revenues and improving operating efficiencies; the impact of continuing losses on our liquidity, and our need to take action to maintain liquidity; our reliance on a single source of supply for some key components of our products as well as the need to comply with especially high standards for those components in the manufacture of our SenoScan product; uncertainties inherent in the development of new products and the enhancement of existing products, including technical and regulatory risks, cost overruns and delays; completion of the redesign of our SenoScan product; the risk that newly introduced products may contain undetected errors or defects or otherwise not perform as anticipated; our ability to predict accurately the demand for our products and to develop strategies to address our markets successfully; the early stage of market development for digital X-ray products; risks relating to compliance with financial covenants under the senior secured promissory notes and the Forbearance Agreement associated therewith; achievement of certain EBITDA targets under the senior secured promissory notes; technical innovations that could render products marketed or under development by us obsolete; competition; an adverse action taken by the Food and Drug Administration regarding the Form 483 issued in May 2005; and reimbursement policies for the use of our products. Other factors that could adversely affect our business and prospects are described in our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2004. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any such statement is based.

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

        The critical accounting policies that we believe affect the more significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report are described in the Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. There have been no material changes to our critical accounting policies, as described in that Form 10-K, except for the additional of one new critical accounting policy.

        SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity", and EITF 00-19, "accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" each require issuers to classify as liabilities (or assets under certain circumstances) freestanding financial instruments which, at inception, require or may require an issuer to settle an obligation by transferring assets. SFAS No. 150 required the warrants issued subject to a put under the Purchase Agreement to be classified as a liability in an amount equal to the estimated fair value. Since the warrants could be exercised within one year of the balance sheet date, the stock warrant obligation has been classified as current on the Consolidated Balance Sheets as of March 31, 2005.

        As of February 22, 2005 and March 31, 2005, the stock warrant obligation fair value was estimated to be $2.9 million and $4.3 million, respectively. As required per APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, the issuance proceeds must be allocated between the amount applicable to the debt and the amount applicable to the warrant based upon relative fair values of the debt and the warrants at issuance date. As a result, Fischer increased "Debt issue costs" by $1.8 million, which are being amortized through March 31, 2006. The difference between the amount allocated to "Debt issue costs" and the fair value as of March 31, 2005 of $2.5 million has been recognized as an non-cash "Other Financing Expense" in the Consolidated Income Statements for the three-months ended March 31, 2005. Future changes in the fair value of the stock warrant obligation will be recognized as either an increase or decrease in "Other Financing Expense".

        The fair value of the stock warrant obligation is estimated using the Black-Scholes option-pricing model. The stock price has been discounted by 40% to consider marketability of the common stock itself and the resulting Black-Scholes fair value has been discounted by 20% to consider the lack of marketability of the warrant. The following summarizes the significant assumptions:

	March 31, 2005	February 22, 2005
Stock price (10-day average)	$6.22	$4.55
Discounted stock price	$3.73	$2.73
Volatility	94.9%	94.9%
Dividend yield	0.00%	0.00%
Risk-free interest rate	4.24%	3.89%
Expected life (years)	5.00	5.00
Black-Scholes fair value	$2.70	$1.84
Fair value per warrant share	$2.16	$1.47

        Significant management judgment is used to estimate the fair value of the stock warrant obligation. Management obtained advice from third parties to support the discounts utilized but there can be no certainty that these discounts are an accurate reflection of the ultimate outcome. In addition, a significant change in the stock price, discount rate applied to the stock price and discount rate applied to the Black-Scholes fair value could have a significant impact on our future results. A sensitivity analysis of the fair value estimate indicates the following: 1) a 10% increase in the stock price as of March 31, 2005, would have increased the stock warrant obligation by $0.5 million; 2) a 10% reduction in the discount applied to the stock price from 40% to 30% would have increased the stock warrant obligation by $0.9 million and 3) a 10% reduction to the discount applied to the Black-Scholes fair value of 20% to 10% would have increased the stock warrant obligation by $0.5 million.

Overview

        We design, manufacture and sell mammography and digital imaging products used in the diagnosis of breast cancer and other diseases. Our two primary breast cancer products are our MammoTest® stereotactic breast biopsy system, which we introduced in 1988, and our SenoScan digital mammography system, introduced in late 2001. Although the MammoTest system is a mature product we intend to continue to introduce enhancements to this system and expect to see moderate growth in revenue going forward. We believe the digital mammography market has significant potential for growth. Our ability to establish the SenoScan product in the emerging digital market is critical to our overall growth. However, that ability is dependent upon us being successful on a timely basis with the current redesign program, which has been and continues to be delayed, with the introduction of competitive workflow solutions and with gaining wider market acceptance for the product. We have continued to invest significant resources to establish it as a stable product and to enhance its performance and reliability and its feature set. There can be no assurance that these efforts will be successful. We continue our efforts to market and sell our Electrophysiology and VersaRad X-ray products to the general radiology market both through our direct sales force and through strategic distribution agreements. In addition to our product sales, we provide services for installation and application training at the time our products are installed at the customer's location. We also sell parts and provide maintenance services under our limited warranties, under service contracts, or at hourly rates.

        The Company incurred significant losses and had negative cash flows from operations during 2004 and the first quarter of 2005. We are continuing to implement an operating plan intended to return the Company to sustainable positive cash flow from operations. Key components of this plan include increasing revenues and improving our operating efficiencies and supply chain costs in order to reduce cost of sales, and to improve gross margins, and lower our overall operating costs as a percentage of revenues. Because we have not been successful in the first quarter of 2005 in increasing revenues at the desired rate and in achieving the planned level of operating efficiencies to lower our cost of sales and operating expenses as a percentage of revenue we have been forced to scale back expenditures to maintain our financial liquidity. There are significant risks associated with our plan, and we might be forced to further modify the plan as circumstances change.

  •
  Increasing revenues. Our future revenue growth and success depends largely upon establishing the SenoScan product and further expanding the number of strategic corporate relationships to broaden the sales reach of our products. We are undertaking a number of steps to improve the performance and reliability of our SenoScan product and to advance our technology for digital imaging. Some of these steps include redesigning parts and components to our products, providing upgrades and enhancements to our image and workflow management software and introducing alternative review workstation solutions. We are anticipating the redesign efforts currently underway for the SenoScan product will be completed in mid-2005 and that SenoScan will be re-launched at that time. We may not be successful in completing the redesign of the SenoScan product, in developing upgrades and enhancements to the image or workflow management software of SenoScan or in introducing new review workstation components for the product. The timing of the completion of our redesign of the SenoScan product and our ability to introduce the redesigned product to the market will significantly affect our results for 2005. If we are unsuccessful in introducing the redesigned SenoScan product by mid-2005 our SenoScan product revenues for 2005 and liquidity will be negatively, and materially, impacted.

  •
  Improving operating efficiencies. We have also begun implementing manufacturing and supply chain process improvements that we believe will reduce cost of sales on our products. Although these efforts commenced in early 2004, we do not anticipate that the full impact of the improved performance and reliability and the resultant increase in product revenues and improvement in product gross margins will be realized until the second half of 2005. Provided that the installed base for our products continues to increase we expect our service revenue to increase, such that our service revenues become more in line with our service cost infrastructure. We are considering a reallocation of resources within our service organization to support and service an increasing base of installed products and have begun an initiative to add a professional services department to provide systems integration expertise in our selling, site planning and installation cycle. Gross margin improvements for our service organization are also dependent upon successful implementation of performance and reliability improvements. Accordingly, the full impact on service margin improvements due to performance and reliability enhancements, if they occur, may not be realized until the second half of 2005.

  •
  Restructure Europe. We have begun the process of restructuring our sales and service operations in Europe, of divesting our European service business and addressing this market through a strategic distribution agreement, thereby eliminating the need for the current European infrastructure.

        To date these efforts have resulted in increased product and services revenues in the first quarter of 2005 as compared to the first quarter of 2004. However, in comparison with the fourth quarter of 2004, revenues are flat. Although revenues have increased, the gross margin percentage has declined due to a decrease in product margins. The cost of sales associated with service has stayed flat indicating a continuation of substantial financial losses in the service business. Overall, operating expenses as a percentage of total revenue have decreased from the first quarter of 2005 as compared to the first quarter of 2004.

        We incurred a net loss of $6.6 million for the quarter ended March 31, 2005 compared to a net loss of $4.5 million for the quarter ended March 31, 2004. Included in the first quarter 2005 results is $2.5 million of non-cash other financing expense related to the change in fair value of the stock warrant obligation discussed in Note 4 of the Consolidated Financial Statements. In addition, the first quarter 2005 results include interest expense related to debt of approximately $0.3 million. The loss from operations has decreased by $0.6 million from the $4.4 million loss in the first quarter of 2004 to a $3.8 million loss in the first quarter of 2005. This decrease is mainly the result of reductions in operating expenses in accordance with the plan discussed above.

        Delays in the introduction of performance enhancements for the current SenoScan product as well as delays in completion of the SenoScan redesign have adversely impacted the ability of the Company to demonstrate, sell and support the SenoScan product, have significantly increased the expenses associated with these activities and have resulted in the continued decline in our SenoScan backlog through the quarter ended March 31, 2005. As a result, U.S. domestic and European SenoScan sales backlog was $4.5 million as of March 2005, a decrease of $1.5 million, from $5.9 million as of December 31, 2004. The total U.S. domestic and European sales backlog for all product lines as of March 31, 2005 was $10.9 million versus $11.5 million as of December 31, 2004.

        Although the operating plan is intended to return the Company to positive cash flow from operations, we may not be successful in our efforts. Even with our operating plan, we expect to continue incurring operating losses for most of 2005, as it will take time for our strategic and operating initiatives to have a positive effect on our business operations. In view of this, we have undertaken a process to consider strategic alternatives. See "Liquidity and Capital Resources" below for a discussion of the implications of continuing losses on our liquidity.

Results of Operations

        The following table sets forth the percentage of revenues represented by certain data included in our statements of operations for the periods indicated:

	Three Months Ended
	March 31, 2005	March 31, 2004
Revenues:
Product revenues	74.3%	71.1%
Service revenues	25.7	28.9

Total revenues	100.0	100.0
Cost of sales:
Products	56.1	50.3
Services	30.5	34.4
Research and development	13.4	11.4
Selling and marketing	13.7	22.2
General and administrative	12.7	18.6

Loss from operations	(26.4)	(36.9)
Other income, net	(19.1)	(0.4)

Net (loss) income	(45.5)%	(37.3)%

Product Revenues

        Total revenues increased 20.4% to $14.4 million for the quarter ended March 31, 2005 from $12.0 million for the quarter ended March 31, 2004. Product revenues increased 25.8% to $10.7 million in the first quarter of 2004 from $8.5 million in the first quarter of 2004.

  •
  SenoScan digital mammography product revenue decreased 28.7% or $1.1 million to $2.8 million in the first quarter of 2005 from $3.9 million in first quarter of 2004. First quarter 2004 sales included $2.2 million of a non-domestic sale that was shipped in December 2003 and installed in the first quarter. Without this non-domestic sale, SenoScan digital mammography product revenue increased 58.8% or $1.0 million due to the sale of additional units offset by a slight decrease in price.

  •
  Revenues from our MammoTest breast biopsy products increased 89.3% or $2.7 million to $5.6 million in the first quarter of 2005 from $3.0 million in the first quarter of 2004. The increase in MammoTest product revenue is primarily due to a $2.2 million volume increase due to $1.0 million of sales in Europe and stronger demand for the product in the U.S. We regained the CE Mark on our product distributed in the European Union in May 2004, enabling us to resume shipments there.

  •
  The RE&S products revenues increased $0.7 million to $2.3 million in the first quarter of 2005 from $1.6 million in the first quarter of 2004. The sales increase on RE&S products in the first quarter of 2005, as compared to the first quarter of 2004 was primarily due to $0.6 million volume increase in VersaRad x-ray products as a result of a distributor agreement entered into during the first quarter of 2004.

Service Revenues

        Our service revenues for the quarter ended March 31, 2005 increased 6.9% to $3.7 million from $3.5 million during the comparable quarter in 2004. The increases in the three-month period ended

March 31, 2005 in relation to the comparable periods in 2004 are primarily due to higher number of MammoTest and SenoScan units on service contracts in both the U.S. and Europe.

Cost of Sales—Products

        Cost of sales for products in the first quarter of 2005 was $8.1 million or 75.4% of product revenues compared to $6.0 million or 70.7% of product revenues in the first quarter of 2004. The overall increase in cost of product sales, as a percentage of product revenues is primarily due to an increase of $1.4 million in manufacturing and repair costs offset by a decrease in inventory write-offs of $0.6 million and a decrease in warranty provisions of $0.4 million. The increase in manufacturing and repair costs was due to increased material costs of $0.7 million, with the remainder due to rework and other manufacturing inefficiencies.

Cost of Sales—Service

        Cost of sales for services for the quarter ended March 31, 2005 increased 6.8% to $4.4 million from $4.1 million in the quarter ended March 31, 2004. As a percent of service revenues, cost of service sales decreased to 118.8% in the first quarter of 2005 from 118.9% in the first quarter of 2004. The U.S. MammoTest and SenoScan units under warranty and service contract support increased 11.1% and 85.7%, respectively, in the first quarter of 2005 compared to the first quarter of 2004.

Research and Development Expenses

        Research and development expenses increased 41.6% to $1.9 million in the quarter ended March 31, 2005 from $1.4 million in the quarter ended March 31, 2004. We spent 13.4% of revenue on research and development in the first quarter of 2005 compared to 11.4% in the first quarter of 2004. Our efforts have been focused on redesigning older products for improved reliability and serviceability and enhancing the features, functionality and reliability of our SenoScan product. To support these redesign and product development efforts currently underway, contract-engineering services increased $0.5 million and expenditures for research and development materials decreased $0.1 million.

Selling and Marketing Expenses

        Selling and marketing expenses decreased 25.8% to $2.0 million in the quarter ended March 31, 2005 from $2.7 million in the quarter ended March 31, 2004. We spent 13.7% of revenue on selling and marketing expenses in the first quarter of 2005 compared to 22.2% in the first quarter of 2004. The reduction in selling and marketing expenses was a direct result of adjustments made during 2004 to the distribution and coverage of sales territories, which resulted in a lower number of sales representatives.

General and Administrative Expenses

        General and administrative expenses decreased 18.1% to $1.8 million in the quarter ended March 31, 2005 from $2.2 million in the quarter ended March 31, 2004. Our spending for legal costs was $0.4 million lower in the first quarter of 2005 as compared to the first quarter of 2004 due in part to the completion of the restatement effort in April of 2004. In addition, we experienced $0.1 million higher insurance costs in the quarter due to renewal of our policies in May 2004.

Interest Expense/Interest Income

        Interest expense for the quarter ended March 31, 2005 increased to $318,000 from $7,000 for the quarter ended March 31, 2004. The majority of the increase is due to the interest expense related to the secured promissory notes entered into in the first quarter of 2005 and amortization of the related debt issue costs.

Other Financing Expense

        As discussed in Note 4 of the consolidated financial statements, we are required to recognize the fair value of the warrants as a stock warrant obligation. The amount recognized in the first quarter of 2005 is approximately $2.5 million.

Income Taxes

        We estimated that we would not owe taxes for the three-month period ended March 31, 2005 and 2004. Accordingly, no income tax benefit or provision was recorded. This was determined based upon the anticipated 2005 results of operations and an available domestic net operating loss carry-forward of $31.4 million and $4.4 million of foreign net operating loss carry-forwards at December 31, 2004. As of March 31, 2005 we had a 100% valuation allowance against our deferred tax asset that resulted in a net deferred tax asset of $0.

Liquidity and Capital Resources

        As of March 31, 2005, we had $1.5 million in cash and a $4.0 million deficit in working capital compared to $1.9 million in cash and $4.2 million in positive working capital at December 31, 2004. The $8.2 million decrease in our working capital reflects a net non-cash increase in our warrant obligation and debt issue costs of $2.3 million and the classification of our debt with ComVest of $7.0 million as a current liability, partially offset by a $1.7 million change in current assets and liabilities. Our $1.7 million net change in current assets and current liabilities consists primarily of a $2.1 million increase in trade accounts receivable and a decrease in accounts payable of $1.6 million, which was required to maintain relations with vendors. These cash outflows were partially offset by a $1.8 million decrease in inventory caused by a decrease in finished goods and the implementation of more stringent ordering of raw materials. Customer deposits as of March 31, 2005 were consistent with the December 31, 2004 balance. We typically receive deposits in connection with sales of large systems to direct customers and the downturn in bookings and backlog has adversely affected our liquidity.

        We used $0.4 million of cash in our investing activities during the three months ended March 31, 2005 for capital expenditures to support efforts in manufacturing and research and development.

        On February 22, 2005, we entered into a Note and Warrant Purchase Agreement (the "Purchase Agreement") with ComVest, which provides for up to $10 million of senior secured debt financing to the Company. At closing, we issued and sold a senior secured promissory notes in the principal amount of $5.0 million (the "Initial Note") to ComVest. Proceeds from the sale of the Initial Note were used to retire $2.5 million of senior indebtedness that was outstanding as of February 23, 2005 under the $8.0 million credit facility and to fund operations.

        In connection with the issuance of the Initial Note, we issued to ComVest a warrant (the "Warrant") to purchase 2,000,000 shares of Common Stock at an exercise price of $4.25 per share. The Warrant is exercisable from the occurrence of certain events or August 23, 2005, whichever is earlier, until February 22, 2010. The warrant also provides the holders with registration rights that will require that we file a registration statement sufficient to cover the common shares underlying the warrants by June 22, 2005. We must use all reasonable efforts to cause the registration statement to be declared effective as promptly as possible after the filing thereof, but no later than October 22, 2005. If the registration statement is not declared effective by October 22, 2005 or is not available for use by ComVest for a defined period of time, we must pay $50,000 for each 30-day period that these conditions exist. In addition, there is a risk that our independent registered public accounting firm may not be able to reissue its report dated as of March 4, 2005 without modifying it to provide for a going concern opinion, which may cost us additional audit fees and time.

        On March 29, 2005 we amended the Purchase Agreement and ComVest provided $2.0 million in funding under a Secondary Note, bringing their total investment to $7.0 million (the "Notes"). In connection with this amendment we agreed to amend the Warrant to provide ComVest with a put option, exercisable at $0.90 per warrant share, upon the occurrence of certain trigger events. The trigger events are a change of control, liquidation or dissolution of the Company or any action by the Company relating to bankruptcy or seeking appointment of a receiver or trustee.

        The Notes issued under the Purchase Agreement bear interest at 8.5% per annum with a maturity of the earlier of (i) August 15, 2008 or (ii) a sale of the Company and are secured by all of the assets of the Company, as provided in a Security Agreement between the Company and ComVest. Accrued interest on the Initial Note is payable, commencing on November 15, 2005 and quarterly thereafter on each February 15, May 15, August 15 and November 15. Principal on the Notes is payable in ten equal quarterly installments, each in an amount equal to one (1%) of the original principal amount of the Notes, with a final payment of the remaining principal outstanding under the Notes due on August 15, 2008. The first installment of principal is payable on February 15, 2006, with successive installments continuing on each May 15, August 15, November 15 and February 15 thereafter.

        At March 31, 2005 we failed to meet a financial covenant in the Notes requiring the Company to achieve an EBITDA loss, as defined, of no greater than $2.0 million, which is defined in the loan documents as an Event of Default, giving ComVest the right to accelerate the loan principal and suspend future funding under the loan. As discussed further in Note 4 to the consolidated financial statements, management obtained a forbearance of the default through July 21, 2005, assuming there are no subsequent Events of Default (the "Forbearance"), subject to extension for consecutive 30-day periods ("Forbearance Period") at ComVest's sole and absolute discretion and therefore, the Notes have been classified as a current liability in the attached Consolidated Balance Sheets. During the Forbearance Period, ComVest will not provide further advances until the Company has met certain EBITDA targets, which management does not currently believe it can achieve until the fourth quarter of 2005. Therefore, management does not believe it will be able to borrow any of the remaining $3.0 million available under the commitment since the EBITDA targets will not be achieved prior to November 15, 2005, the outside funding date. In addition, the interest rate under the Notes shall be 11.50% until the Forbearance Period ends. The Company shall pay a forbearance fee to ComVest of $87,500, $25,000 of which is due and payable on June 30, 2005 and the remaining $62,500 of which is due and payable on July 21, 2005. An additional $25,000 forbearance fee will be accrued and paid monthly for each extension of the Forbearance Period beginning with April 2005.

        Our future capital requirements will depend on a number of factors, including any judgments or settlements which may result from the shareholder class-action lawsuit and other legal proceedings described above in "Item 3—Legal Proceedings"; legal, accounting and other professional fees associated with such investigations and legal proceedings, as well as our ongoing efforts to develop and implement internal controls and corporate governance policies and procedures designed to enhance the accuracy, quality and consistency of our financial information and reporting; costs associated with satisfying the listing requirements of The NASDAQ Stock Market should our common stock be re-listed; costs associated with implementing the requirements of the Sarbanes-Oxley Act of 2002, in particular, Section 404 thereof, which requires management to report on, and our independent auditors to attest to the effectiveness of, our internal controls; market acceptance of SenoScan, the resources we devote to developing and supporting our products; continued progress of our research and development of potential products; the need to acquire licenses to technology; and potential future merger and acquisition activity.

        We expect to continue to incur operating losses for most of 2005 while we implement our strategic and operating initiatives that are intended to have a positive effect on our business operations. We have developed an operating plan intended to return the Company to positive cash flow from operations, but the plan has significant risks associated with it. Please see "Overview" above for discussion of that plan.

        Should any of those factors outlined in the "Overview", or any other significant negative events, occur, our financial liquidity position will be negatively impacted by our not achieving positive cash flow from operations, and we would be required to seek additional financing. We may also experience further defaults under the ComVest agreements, or ComVest may not elect to extend its Forbearance Periods, in which case it would be entitled to accelerate the amounts payable to it. To satisfy our working capital requirements we may need to raise additional funds through the sale of equity securities, the incurrence of additional indebtedness, through funds derived through entering into collaborative agreements with third parties or through divestiture of product lines. In addition, we may be required to reduce our sales and marketing activities, reduce the scope of or eliminate our research and development programs, or relinquish rights to technologies or products that we might otherwise seek to develop or commercialize. In view of this, we have undertaken a process to consider strategic alternatives.

        Additional equity or debt financing may not be available on acceptable terms, or at all. Our common stock was delisted from The NASDAQ Stock Market on July 7, 2003. One result of this action is a limited public market for our common stock. Trading is now conducted in the over-the-counter market in the so-called "Pink Sheets." This reduced liquidity will likely make it difficult to raise additional capital. In the event that we do raise additional equity financing, our current stockholders will be further diluted. In the event that we incur additional indebtedness to fund our operations, we may have to grant the lender a secondary security interest in our assets since our assets are currently pledged as security related to our loan from ComVest Investment Partners II.

        These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

        Since December 31, 2004, there have not been any significant changes in our contractual obligations except as discussed below.

        On February 22, 2005, we entered into a Note and Warrant Purchase Agreement (the "Purchase Agreement") with ComVest, which provides for up to $10 million of senior secured debt financing. At closing, we issued and sold a senior secured promissory note in the principal amount of $5.0 million (the "Initial Note") to ComVest. In connection with the issuance of the Initial Note, we issued to ComVest a warrant (the "Warrant") to purchase 2,000,000 shares of Common Stock at an exercise price of $4.25 per share. The Warrant is exercisable from the occurrence of certain events or August 23, 2005, whichever is earlier, until February 22, 2010. The warrants also provide the holders with registration rights that will require that the Company file a registration statement sufficient to cover the common shares underlying the warrants by June 22, 2005. Fischer must use all reasonable efforts to cause the registration statement to be declared effective as promptly as possible after the filing thereof, but no later than October 22, 2005. If the registration statement is not declared effective by October 22, 2005 or is not available for use by ComVest for a defined period of time, Fischer must pay $50,000 for each 30-day period that these conditions exist.

        On March 29, 2005 we amended the Purchase Agreement and ComVest provided $2.0 million in funding under a Secondary Note, bringing their total investment to $7.0 million (the "Notes"). Also, in connection with the funding of the Secondary Note, we agreed to amend the Warrant to provide ComVest with a put option, exercisable at $0.90 per warrant share, upon the occurrence of certain trigger events. The trigger events are a change of control, liquidation or dissolution of the Company or any action by the Company relating to bankruptcy or seeking appointment of a receiver or trustee.

        The Notes issued under the Purchase Agreement bear interest at per annum 8.5% with a maturity of the earlier of (i) August 15, 2008 or (ii) a sale of the Company and are secured by all of the assets of the Company, as provided in a Security Agreement between the Company and ComVest. Accrued interest on the Notes is payable, commencing on November 15, 2005 and quarterly thereafter on each February 15, May 15, August 15 and November 15. Principal on the Notes is payable in ten equal quarterly installments, each in an amount equal to one (1%) of the original principal amount of the Notes, with a final payment of the remaining principal outstanding under the Notes due on August 15, 2008. The first installment of principal is payable on February 15, 2006, with successive installments continuing on each May 15, August 15, November 15 and February 15 thereafter.

        At March 31, 2005 we failed to meet a financial covenant in the Notes requiring us to achieve an EBITDA loss, as defined, of no greater than $2.0 million, which is defined in the loan documents as an Event of Default, giving ComVest the right to accelerate the loan principal and suspend future fundings under the loan. Management obtained a forbearance of the default through July 21, 2005 (the "Forbearance"), subject to extension for consecutive 30-day periods ("Forbearance Period") at ComVest's sole and absolute discretion and therefore, the Notes have been classified as a current liability in the attached Consolidated Balance Sheets. During the Forbearance Period, ComVest will not provide further advances until the Company has met certain EBITDA targets, which management does not currently believe it can achieve until the fourth quarter of 2005. Therefore, management does not believe it will be able to borrow any of the remaining $3.0 million available under the commitment since the EBITDA targets will not be achieved prior to November 15, 2005, the outside funding date. In addition, the interest rate under the Notes shall be 11.50% until the Forbearance Period ends. The Company shall pay a forbearance fee to ComVest of $87,500, $25,000 of which is due and payable on June 30, 2005 and the remaining $62,500 of which is due and payable on July 21, 2005. An additional $25,000 forbearance fee will be accrued and paid monthly for each succeeding extension of the Forbearance Period.

Backlog

        As of March 31, 2005, we had backlog of $10.9 million compared to a backlog of $11.5 million as of December 31, 2004. The decrease in backlog is primarily due to reductions in MammoTest and SenoScan backlog. Of the $10.9 million backlog as of March 31, 2005, it is expected that $8.0 million will be filled in the second quarter of 2005 and $2.9 million will be filled in the third quarter of 2005.

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

        We are exposed to foreign currency risks through our subsidiary operations in Switzerland and Germany. At March 31, 2005 and December 31, 2004 we had cash, receivables and current liabilities totaling $0.6 million and $1.2 million, respectively, that represents a net asset balance denominated in Euros. We do not employ any risk mitigation or hedging techniques with respect to amounts exposed to fluctuations in foreign currency exchange rates.

Interest Rate Risk

        We have no variable rate debt outstanding as of March 31, 2005 so we are not exposed to interest expense risk. We do have short-term investments in low risk and no risk financial instruments, which are readily convertible into cash, which earn interest at variable rates. At times, cash balances with our financial institution exceed FDIC insurance limits.

Item 4. Controls and Procedures

        We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The evaluation included certain control areas in which we have made, and are continuing to make, changes to improve and enhance controls. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in all material respects in alerting them to material information required to be included in our periodic SEC reports. In designing and evaluating the disclosure controls and procedures, management recognized that even the most well designed and operated control systems are subject to inherent limitations and assumptions about the likelihood of future events and can provide only reasonable assurance of achieving the desired control objectives.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings:

        On April 10, 2003 and on June 3, 2003, The Sorkin, LLC and James K. Harbert filed punitive class action lawsuits against us and three of our former officers and directors, Morgan Nields, Gerald Knudson and Louis Rivelli, in the United States District Court for the District of Colorado. The complaints are purportedly brought on behalf of purchasers of shares of the Company's common stock during the period February 14, 2001 to April 1, 2003 and allege that, among other things, during the putative class period, the Company and the individual defendants made materially false statements in violation of Section 10(b) of the Exchange Act, Rule 10b-5 promulgated under the Exchange Act, and Section 20(a) of the Exchange Act. The complaints seek unspecified compensatory damages and other relief. On August 7, 2003, the Company, and Messrs. Nields and Knudson moved to dismiss all claims asserted by The Sorkin, LLC and Harbert. On August 18, 2003, Mr. Rivelli moved to dismiss all claims asserted in those lawsuits. On October 20, 2003, Mr. Harbert moved to dismiss his lawsuit, which the court subsequently granted. On October 21, 2003, the Sorkin, LLC and Mr. Harbert filed an amended class action complaint. The amended complaint contains the same claims for relief against us and Messrs. Nields and Rivelli, but does not assert any claims against Mr. Knudson. In addition, the amended complaint seeks to recover unspecified compensatory damages and other relief on behalf of purchasers of shares of our common stock during the period February 14, 2001 to July 17, 2003. The Company, Mr. Nields and Mr. Rivelli have filed motions to dismiss all claims asserted in the amended complaint. In September 2004 we entered into an agreement in principle to settle this litigation with plaintiffs' attorneys and our director and officer liability insurance provider, Chubb Insurance Company. This settlement proposal was submitted to the U.S. District Court for approval, and on March 4, 2005 the District Court Judge declined to approve the proposal. On May 6, 2005 the District Court heard arguments related to the motions to dismiss filed by the Company, Mr. Nields and Mr. Rivelli. It is expected that the court will rule on these motions but litigation may continue in this matter.

        The Company is a defendant in a breach of contract suit brought by International Surgical Systems in the federal District Court of Arizona. The suit claims that Fischer Imaging wrongfully breached an agreement to supply product to ISS, notwithstanding ISS' nonpayment, and that such breach caused the failure and bankruptcy of ISS. The suit seeks $1 million in damages, plus attorneys' fees and expenses. The Company believes the suit is without merit and intends to vigorously defend the case, as well as assert counterclaims against ISS for nonpayment.

        The Company has been named as a defendant in one lawsuit and one arbitration by customers seeking to be repaid their purchase price related to claimed deficiencies of the SenoScan product. We have recorded reserves related to these sales that we believe appropriately reflects the risk of an adverse outcome in these cases. The Company has asserted meritorious defenses to these claims. The Company is also a defendant in various lawsuits incident to the operation of its business. We do not believe that any one of those pending legal proceedings would have a material, adverse effect on the consolidated financial position or results of operations of the Company. However, in the aggregate the expense and management distraction resulting from managing numerous lawsuits simultaneously will have a material adverse effect on the financial condition and cash flow of the Company if the outcomes are collectively unfavorable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:

        In February 2005, we issued warrants for the purchase of 2,000,000 shares of common stock pursuant to Rule 506 under the Securities Act of 1933, as amended, to ComVest in connection with the purchase by ComVest of a $5 million senior secured promissory note. The warrant is exercisable from the occurrence of certain events or August 23, 2005, whichever is earlier, until February 22, 2010 at an exercise price of $4.25 per share. The warrant also contains a put option, exercisable by ComVest at $0.90 per warrant share, upon the occurrence of certain trigger events.

Item 3. Defaults Upon Senior Securities:

        At March 31, 2005 we failed to meet a financial covenant in the Notes requiring the Company to achieve an EBITDA loss, as defined, of no greater than $2.0 million, which is defined in the loan documents as an Event of Default, giving ComVest the right to accelerate the loan principal and suspend future funding under the loan. As discussed further in Note 4 to the consolidated financial statements, management obtained a forbearance of the default through July 21, 2005, assuming there are no subsequent Events of Default (the "Forbearance"), subject to extension for consecutive 30-day periods ("Forbearance Period") at ComVest's sole and absolute discretion and therefore, the Notes has been classified as a current liability in the attached Consolidated Balance Sheets. During the Forbearance Period, ComVest will not provide further advances until the Company has met certain EBITDA targets, which management does not currently believe it can achieve until the fourth quarter of 2005. Therefore, management does not believe it will be able to borrow any of the remaining $3.0 million available under the commitment since the EBITDA targets will not be achieved prior to November 15, 2005, the outside funding date. In addition, the interest rate under the Notes shall be 11.50% until the Forbearance Period ends. The Company shall pay a forbearance fee to ComVest of $87,500, $25,000 of which is due and payable on June 30, 2005 and the remaining $62,500 of which is due and payable on July 21, 2005. An additional $25,000 forbearance fee will be accrued and paid monthly for each extension of the Forbearance Period.

Item 4. Submission of Matters to a Vote of Security Holders:

        Not applicable.

Item 5. Other Information:

        Not applicable.

Item 6. Exhibits:

(a)   Exhibits:

        The following is a list of exhibits filed as part of this Report on Form 10-Q.

10.30	Forbearance Agreement dated as of May 20, 2005 between the Company and ComVest Investment Partners II LLC
31.1	Certification of Harris Ravine, Chief Executive Officer and President, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of David Kirwan, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

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

Date: May 20, 2005	FISCHER IMAGING CORPORATION /s/ HARRIS RAVINE Harris Ravine Chief Executive Officer and President
Date: May 20, 2005
/s/ DAVID KIRWAN David Kirwan Chief Financial Officer