Form 10-Q
period 2005-06-30
FISCHER IMAGING CORP
filed 2005-08-15
CIK 750901

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2005

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

Yes ☐   No ☒

The number of shares of Registrant’s Common Stock outstanding as of August 10, 2005 was 9,398,817.

FISCHER IMAGING CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FISCHER IMAGING CORPORATION

CONSOLIDATED BALANCE SHEETS

(amounts in thousands except share data)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,823	$1,939
Certificate of deposit, restricted cash	—	514
Accounts receivable, net of allowance for doubtful accounts of $1,060 and $650 at June 30, 2005 and December 31, 2004, respectively	7,059	7,286
Inventories, net	10,948	16,034
Debt issue costs	1,499	—
Prepaid expenses and other current assets	987	751
Total current assets	23,316	26,524
Property and equipment:
Manufacturing equipment	5,553	5,129
Office equipment and leasehold improvements	6,078	6,300
Total property and equipment	11,631	11,429
Less: accumulated depreciation	(8,050)	(7,612)
Property and equipment, net	3,581	3,817
Intangible assets, net	1,011	1,033
Total assets	$27,108	$31,374

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$10,840	$10,666
Current maturities under capital lease obligation	—	224
Senior secured promissory notes	7,000	—
Junior secured promissory note	5,000	—
Stock warrant obligation	1,800	—
Accrued salaries and wages	1,278	1,617
Customer deposits	3,053	3,123
Accrued warranties	2,288	3,013
Deferred service revenue	1,679	1,121
Other current liabilities	3,122	2,591
Total current liabilities	36,060	22,355
Long-term debt	—	1,454
Non-current deferred revenue	912	972
Total liabilities	36,972	24,781
Stockholders’ Equity:
Preferred Stock, 5,000,000 shares authorized:
Series C Junior participating preferred stock, $.01 par value, 500,000 shares authorized, no sharesissued and outstanding	—	—
Series D Convertible preferred stock, $.01 par value, 506,667 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 25,000,000 shares authorized; 9,398,817 and 9,374,484 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	94	94
Paid-in capital	49,455	49,400
Accumulated deficit	(58,317)	(42,633)
Accumulated other comprehensive loss	(296)	(268)
Total stockholders’ (deficit) equity	(9,064)	6,593
Total liabilities and stockholders’ equity	$27,908	$31,374

The accompanying notes are an integral part of these consolidated financial statements

FISCHER IMAGING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per share data)

(Unaudited)

	Three-Months Ended		Six-Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Revenues:
Products	$7,664	$16,063	$18,408	$24,600
Services	3,525	3,716	7,235	7,185
Total revenues	11,189	19,779	25,643	31,785
Cost of sales:
Products	10,438	11,700	18,544	17,734
Services	4,251	4,085	8,667	8,211
Total cost of sales	14,689	15,785	27,201	25,945
Gross margin	(3,500)	3,994	(1,558)	5,840
Operating expenses:
Research and development	2,062	1,209	4,002	2,579
Selling and marketing	2,069	2,899	4,046	5,564
General and administrative	2,964	1,943	4,795	4,180
Total operating expenses	7,095	6,051	12,843	12,323
Loss from operations	(10,595)	(2,057)	(14,401)	(6,483)
Other income and (expense):
Other financing (expense) income	2,520	—	(12)	—
Interest expense	(894)	(14)	(1,212)	(21)
Interest income	4	1	5	2
Patent settlement income	—	5,150	—	5,150
Other (expense) income, net	(142)	74	(64)	28
Net (loss) income	$(9,107)	$3,154	$(15,684)	$(1,324)
Net (loss) income per share:
Basic	$0.97	$0.34	$1.67	$(0.14)
Diluted	$0.97	$0.33	$1.67	$(0.14)
Weighted average shares used to calculate net (loss) income per share:
Basic	9,383	9,360	9,383	9,352
Diluted	9,383	9,433	9,383	9,352

The accompanying notes are an integral part of these consolidated financial statements.

FISCHER IMAGING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	Six-months ended
	June 30, 2005	June 30, 2004
Cash flows from operating activities:
Net (loss)	$(15,684)	$(1,324)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	572	503
Amortization of intangible assets	22	22
Amortization of debt issue costs	760	—
Other financing (expense)	12	—
Loss on disposal of property and equipment	118	—
Change in current assets and liabilities
Accounts receivable, net	227	(1,456)
Inventories, net	5,086	1,749
Prepaid expenses and other current assets	(236)	(46)
Accounts payable	174	(24)
Accrued warranties	(725)	1,382
Customer deposits	(70)	2,676
Deferred service revenue	558	30
Other	132	141
Net cash (used in) provided by operating activities	(9,054)	3,653

Cash flows from investing activities:
Redemption of certificate of deposit (restricted cash)	514	—
Purchases of property and equipment	(454)	(460)
Net cash provided by (used in) investing activities	60	(460)

Cash flows from financing activities:
Proceeds from sale of common stock	55	40
Proceeds from senior secured promissory notes	7,000	—
Proceeds from junior secured promissory note	5,000	—
Payment of debt issue costs	(471)	—
Proceeds from line of credit	3,311	—
Repayments on line of credit	(4,765)	—
Payments on capital lease obligation	(224)	(102)
Net cash provided by (used in) financing activities	9,906	(62)

Effect of exchange rate changes on cash	(28)	49

Net increase in cash and cash equivalents	884	3,180
Cash and cash equivalents, beginning of period	1,939	1,910
Cash and cash equivalents, end of period	$2,823	$5,090

Supplemental Cash Flow Information:
Non-cash change in stock warrant obligation	(1,800)	—
Non-cash increase in debt issue costs	1,788	—

The accompanying notes are an integral part of these consolidated financial statements.

FISCHER IMAGING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2005

(UNAUDITED)

(1)   GENERAL

Organization

Fischer Imaging Corporation, together with its wholly owned subsidiaries, (“Fischer” or the “Company”) designs, manufactures and sells innovative mammography and digital imaging products used in the diagnosis of breast cancer and other diseases. The Company’s primary focus is on using its digital imaging technology in screening and diagnostic mammograms and minimally invasive breast biopsy to aid in the early identification of breast cancer. The Company sells high-resolution digital mammography products, enabling radiologists, surgeons and other healthcare treatment professionals to diagnose or rule out disease early and treat patients with less-invasive procedures. The Company has also refocused its efforts to market and sell products that meet selected needs of the broader radiology and electrophysiology markets. The consolidated financial statements include the accounts of Fischer Imaging Corporation and all subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Hologic Transaction and Management’s Plans

Following significant losses and negative cash flows from operations during 2004, which continued into 2005, and delays in the SenoScan redesign program, Fischer entered into a Note and Warrant Purchase Agreement with ComVest Investment Partners II LLC (“ComVest”) on February 22, 2005 (the “ComVest Purchase Agreement”), which provided for the issuance of up to $10.0 million in senior secured promissory notes and a warrant to purchase up to 2,000,000 shares of Fischer common stock.  In February 2005, $5.0 million in notes were issued to ComVest, and in March 2005, notes for an additional $2.0 million were issued to ComVest (the “Notes”).  The $5.0 million of loan proceeds received from ComVest in February 2005 and the $2.0 million loan proceeds received from ComVest in March 2005, were completely consumed to fund operations, working capital needs and to repay the outstanding balance of $2.5 million under the line of credit with Silicon Valley Bank.  Due to difficulties in reducing costs, further delays in the SenoScan redesign program and the declines in revenue and other negative developments; however, the Company was left with insufficient cash reserves to continue operations in June 2005.

On June 22, 2005, Fischer entered into an Asset Purchase Agreement (the “Asset Sale Agreement”) with Hologic, Inc. (“Hologic”) in which Fischer agreed to sell to Hologic all of Fischer’s intellectual property rights related to its mammography business and products, including rights to Fischer’s SenoScan® digital mammography and MammoTest® stereotactic breast biopsy systems (the “Mammography Assets”).  Fischer agreed to sell the Mammography Assets, which form the basis for substantially all of Fischer’s business, to Hologic for a cash purchase price of $32.0 million (the “Asset Sale”).  The Mammography Assets also represent substantially all of Fischer’s assets for purposes of Delaware law.  The value of the Mammography Assets sold is zero on Fischer’s consolidated balance sheets.  Hologic has agreed to grant Fischer a non-exclusive limited license to use certain Mammography Assets necessary for Fischer to continue to service and support, and satisfy warranty obligations on, the installed base of SenoScan and MammoTest systems (“Service” business); to fulfill contractual obligations for providing MammoTest and SenoScan systems to Ethicon Endo-Surgery Europe (a subsidiary of Johnson & Johnson, Inc., “EES”) and Philips Medical Systems DMC GmbH (“Philips”), respectively; and to carry out certain activities with respect to Fischer’s radiology, electrophysiology and surgical (“RE&S”) business.

In connection with the execution of the Asset Sale Agreement, Fischer entered into a $5.0 million interest bearing secured term loan with Hologic pursuant to a Loan Agreement, Promissory Note, Security Agreement, Patent Security Agreement and Trademark Security Agreement, each dated as of June 22, 2005.  Fischer will likely use most of this loan for working capital purposes prior to the closing of the Asset Sale.  Significant delays in the special meeting of the stockholders and the closing of the transaction, however, could result in the proceeds of the loan being insufficient to support operations through closing.  Hologic will deduct all amounts outstanding under the promissory note from the purchase price payable at the closing of the Asset Sale (the “Hologic Closing”).

The remaining proceeds from the Asset Sale will be used to pay outstanding obligations, to satisfy operational responsibilities in respect of other obligations (including service and warranty obligations and obligations under the EES and Philips agreements); and to continue exploring strategic alternatives for Fischer’s RE&S business and its Service business, with associated warranty obligations.  Management expects that amounts, if any, remaining after these payments and after making adequate reserves for contingent liabilities, would be distributed to stockholders.

Completion of the Asset Sale requires, among other things, the approval of stockholders holding a majority of Fischer’s outstanding shares of common stock.  Additional conditions to the closing of the Asset Sale include obtaining the consent of Fischer’s landlord, JN Properties, a company controlled by Morgan Nields, a substantial stockholder and former director, chair of the Board, chief executive officer and chief technology officer of Fischer, and satisfaction or waiver by Fischer or Hologic of customary conditions set forth in the Asset Sale Agreement.

In conjunction with the Asset Sale, the Company entered into severance and retention arrangements with certain senior executive officers and other non-senior executive employees of Fischer.  Retention payments under these agreements are earned over the periods July 1, 2005 through December 31, 2005 and January 1, 2006 through June 30, 2006 and are currently estimated to be $1.1 million and $0.8 million, respectively.  Severance payments, earned upon involuntary termination, are estimated to be $1.3 million.  Retention payments will be recognized as expense over the period earned and severance payments will not be expensed until the involuntary termination dates are known.

As of March 31, 2005 and June 30, 2005 the Company failed to meet a financial covenant contained in the ComVest Purchase Agreement requiring the Company to achieve certain EBITDA loss targets, which is an event of default giving ComVest the right to accelerate amounts due under such Notes.  As discussed further in Note 4, management obtained a forbearance (the “Forbearance”) of these defaults through September 21, 2005 subject to extension for consecutive 30-day periods (“Forbearance Period”) at ComVest’s sole and absolute discretion. Therefore, the senior secured promissory notes have been classified as a current liability in the attached consolidated balance sheets.  Due to the continuing Forbearance and the Company’s inability to meet other conditions to further funding under the ComVest Purchase Agreement, the Company will not be able to obtain further advances under the terms of the ComVest Purchase Agreement.  This factor, among others, raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

If the Asset Sale is approved by Fischer’s stockholders and completed, Hologic would be the sole beneficiary of any future earnings and growth in revenues from the Mammography Assets except for activities related to the retained assets / businesses.  Fischer would receive the purchase price and use such proceeds as discussed above.  After the Asset Sale, Fischer would continue to service and support, and satisfy the warranty obligations, on the installed base of SenoScan and MammoTest systems and fulfill contractual obligations by providing MammoTest and SenoScan systems to EES and Philips, respectively.  Fischer expects that it would take immediate steps after the closing to reduce its operating costs by reducing the number of employees to the minimum number needed to conduct Fischer’s remaining businesses, terminating contracts that are terminable, and negotiating releases from remaining contractual arrangements.

Fischer may not be successful in reducing operating costs and may therefore continue to incur substantial losses and reductions in cash as a result of satisfying and maintaining our contractual obligations while exploring strategic alternatives for the RE&S and Service businesses.  In addition to selling these businesses, we may be forced into establishing alternative arrangements to satisfy our service, warranty and product distribution obligations. In this case, Fischer may then be subject to increased potential liability under those obligations and would have to use the proceeds from the asset sales to meet these obligations. If there were not sufficient proceeds remaining from the asset sales to pay such obligations then Fischer would be forced to liquidate.

Fischer plans to actively seek buyers for its RE&S and Service businesses and has hired a strategic advisor to assist with this process.  The Service business will likely be difficult to sell in light of the continuing warranty obligations that will need to be assumed by a buyer.  The search for buyers may be time consuming, and Fischer may have difficulty supporting its RE&S business and service and warranty obligations while pursuing possible transactions.  In addition, Hologic has a right of first refusal with respect to any written offer for the purchase of Fischer’s continuing Service business.  This right may significantly reduce the interest of potential buyers and make it difficult for Fischer to sell such business.

If the Asset Sale is not consummated, there can be no assurance that Fischer can obtain an alternative solution to Fischer’s liquidity issues.  In that event, and unless Fischer could find such an alternative solution, Fischer would have insufficient funds to continue to operate.

Basis of Presentation

In management’s opinion, the accompanying unaudited consolidated balance sheets, statements of operations and statements of cash flows contain all adjustments necessary to present fairly in all material respects the financial position of the Company at June 30, 2005, its results of operations for the three months and six-months ended June 30, 2005 and 2004 and its cash flows for the six months ended June 30, 2005 and 2004.  Results of operations and cash flows for the interim periods may not be indicative of the results of operations and cash flows for the full fiscal year.

As a result of the Asset Sale Agreement, the following non-recurring adjustments were recorded:

•                  The results for the three-months ended June 30, 2005 include an increase of $4.2 million to the reserve for excess and obsolete inventories as more fully discussed in Note 3.

•                  The results for the three-months ended June 30, 2005 include an increase to cost of sales of $0.6 million for purchase commitments that management estimates it is contractually liable to pay related to excess inventories.

•                  The results for the three-months ended June 30, 2005 include expenses for legal and financial advisory fees related to the Asset Sale in the amount of $0.4 million.

Prior year amounts have been reclassified to conform to the current year’s presentation.

The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

	Three-Months Ended		Six-Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Net (loss) income as reported	$(9,107)	$3,154	$(15,684)	$(1,324)
Fair value-based compensation cost, net of tax	(136)	(246)	(211)	(578)
Pro forma net (loss) income	$(9,243)	$2,908	$(15,895)	$(1,902)

Basic (loss) income per share:
As reported	$(0.97)	$0.34	$(1.67)	$(0.14)
Pro forma	(0.99)	0.31	(1.69)	(0.20)

Diluted (loss) income per share:
As reported	$(0.97)	$0.33	$(1.67)	$(0.14)
Pro forma	(0.99)	0.31	(1.69)	(0.20)

Recently Issued Accounting Pronouncements

The FASB has issued SFAS No. 123 (revised), “Share-Based Payment” which supersedes Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance.  Under SFAS No. 123 (revised), all share-based payments would be treated as other forms of compensation by recognizing the costs, generally measured as the fair value at the date of grant, in the income statement.  Fischer will be required to adopt SFAS No. 123 (revised) for its fiscal year beginning January 1, 2006. Fischer is evaluating the requirements of SFAS No. 123 and has not yet determined which method of adoption it will employ or the impact on its results of operations, financial position or liquidity.

The FASB has issued Statement of Financial Accounting Standards No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4” (SFAS No. 151). The provisions of SFAS 151 are intended to eliminate narrow differences between the existing accounting standards of the FASB and the International Accounting Standards Board (IASB) related to inventory costs, in particular, the treatment of abnormal idle facility expense, freight, handling costs and spoilage. SFAS No. 151 requires that these costs be recognized as current period charges regardless of the extent to which they are considered abnormal. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material impact on the Company’s results of operations, financial position or liquidity.

(2)   REVENUE RECOGNITION

The Company follows the provisions of SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”) which provides for revenue recognition when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable and collectibility is reasonably assured. The Company’s standard business practice requires that sales transactions be supported by an executed sales agreement or an executed purchase order. The Company recognizes product revenue for its medical equipment when title and risk of loss have transferred to the customer and the Company has no post-shipment performance obligations other than installation or training.   Where installation and/or training services are provided in a sales agreement and they have not been completed at the time product revenue is recognized, the fair value of these services is deferred and subsequently recognized as revenue when each of the services are performed. In cases where the sales agreement prescribes additional consequential performance obligations or requires specific performance criteria be met for customer acceptance, the Company defers revenue recognition on the product sale until such conditions are satisfied.

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

(3)   INVENTORIES

The Company values inventory at the lower of cost or market using the first-in, first-out (FIFO) method. The Company assesses the recoverability of inventory based on obsolescence or overstocked inventory equal to the difference between the cost of inventory and the estimated market value based upon historical experience and assumptions about future demand and changes in market conditions. These assessments require judgments and estimates, and valuation adjustments for excess and obsolete inventory may be recorded based on these periodic assessments. As a result of a reduction in forecasted sales resulting from the Asset Sale and changes in market conditions, the reserve for excess and obsolete inventories increased by $4.2 million in the three-months ended June 30, 2005.

Inventories consisted of the following components (in thousands):

	June 30, 2005	December 31, 2004
Raw materials	$7,893	$8,952
Work in process and finished goods	8,784	8,866
Reserve for excess and obsolete inventories	(5,729)	(1,784)
Inventories, net	$10,948	$16,034

(4)    BORROWINGS AND WARRANTS

In June 2003, the Company entered into an $8.0 million credit facility with Silicon Valley Bank, subject to restrictions based on eligible receivables. Borrowings under the line of credit agreement accrued interest at the bank’s prime rate, plus 2.75%, with a minimum total interest rate of 7%.  The outstanding balance as of December 31, 2004 was $1.5 million.  On February 22, 2005, the Company refinanced the $2.5 million then outstanding under this credit facility on a long-term debt basis with ComVest and terminated this credit facility.  The Company accounted for the refinanced debt as long-term in the accompanying balance sheet as of December 31, 2004 pursuant to FASB Statement No. 6, “Classification of Short-term Obligations Expected to be Refinanced.”

On February 22, 2005, the Company entered into the ComVest Purchase Agreement, which provides for up to $10.0 million of senior secured debt financing.  At closing, Fischer issued and sold a senior secured promissory note in the principal amount of $5.0 million to ComVest. In connection with the issuance of this Note, Fischer issued to ComVest a warrant (the “Warrant”) to purchase 2,000,000 shares of Common Stock at an exercise price of $4.25 per share.  The Warrant is exercisable from the occurrence of certain events or August 23, 2005, whichever is earlier, until February 22, 2010.

On March 29, 2005 the Company and ComVest amended the ComVest Purchase Agreement and the Company issued and sold an additional $2.0 million senior secured promissory note to ComVest, bringing the total amount borrowed from ComVest to $7.0 million.  Also in connection with the funding of the secondary note, the Company agreed to amend the Warrant to provide ComVest with a put option, exercisable at $0.90 per warrant share, upon the occurrence of certain trigger events.  The trigger events include a change of control (including a sale of the Company or a substantial portion of its assets), liquidation or dissolution of the Company or any action by the Company relating to bankruptcy or seeking appointment of a receiver or trustee.  The signing of the Asset Sale Agreement is considered a trigger event allowing ComVest to exercise its put option at the Hologic Closing.

The Company entered into a Registration Rights Agreement with ComVest on February 22, 2005 that originally required that the Company file a registration statement sufficient to cover the common shares underlying the Warrants by June 22, 2005.  Effective June 22, 2005 the agreement was modified to extend the date to the earlier of the November 1, 2005 or 10 business days after the Hologic Closing.  If the registration statement is not declared effective by October 22, 2005 or is not available for use by ComVest for a defined period of time, Fischer must pay $50,000 for each 30-day period that these conditions exist.  Effective June 22, 2005, the agreement was modified to waive the fee that normally would be payable if the Hologic Closing occurs and Fischer makes full payment of the Notes and the put option prior to November 1, 2005.

The Notes issued under the ComVest Purchase Agreement bear interest at a per annum base rate of 8.5% subject to increase to 11.5% per annum upon the occurrence of an event of default with a maturity of the earlier of (i) August 15, 2008 or (ii) a sale of the Company and are secured by all of the assets of the Company, as provided in a Security Agreement between the Company and ComVest. Accrued interest on the Notes is payable, commencing on November 15, 2005 and quarterly thereafter on each February 15, May 15, August 15 and November 15. Principal on the Notes is payable in ten equal quarterly installments, each in an amount equal to one (1%) of the original principal amount of the Notes, with a final payment of the remaining principal outstanding under the Notes due on August 15, 2008. The first installment of principal is payable on February 15, 2006, with successive installments continuing on each May 15, August 15, November 15 and February 15 thereafter.  Upon the Hologic Closing, Fischer will make full payment of the Notes and accrued interest.

At March 31, 2005 and June 30, 2005 the Company failed to meet a financial covenant contained in the ComVest Purchase Agreement requiring the Company to achieve certain EBITDA loss targets, which is an event of default, giving ComVest the right to accelerate amounts due under such Notes.  Management obtained a Forbearance of the defaults through September 21, 2005 subject to extension for consecutive 30-day periods at ComVest’s sole and absolute discretion. Therefore, the Notes have been classified as a current liability in the attached consolidated balance sheets.  Due to the continuing Forbearance and the Company’s inability to meet other conditions to further funding under the ComVest Purchase Agreement, ComVest will not provide further advances.  In addition, the interest rate under the Notes shall be 11.50% until the Forbearance Period ends.  Fischer paid a forbearance fee to ComVest of $87,500 during the three-months ended June 30, 2005 and paid $35,000 for forbearance of the June 30, 2005 financial covenant violation and extension of the Forbearance Period on August 15, 2005.  An additional $25,000 forbearance fee will be accrued and paid monthly for each succeeding extension of the Forbearance Period.

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” each require issuers to classify as liabilities (or assets under certain circumstances) freestanding financial instruments which, at inception, require or may require an issuer to settle an obligation by transferring assets.  SFAS No. 150 required the Warrants issued to ComVest with a put option to be classified as a liability in an amount equal to the estimated fair value.  Since the Warrants can be exercised within one year of the balance sheet date, the stock warrant obligation has been classified as a current liability on the consolidated balance sheets as of June 30, 2005.

As of February 22, 2005, March 31, 2005 and June 30, 2005, the stock warrant obligation fair value was estimated to be $2.9 million, $4.3 million and $1.8 million, respectively.  As required per APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” the issuance proceeds must be allocated between the amount applicable to the debt and the amount applicable to the Warrant based upon relative fair values of the debt and the Warrants at issuance date.  As a result, Fischer increased “Debt issue costs” by $1.8 million, which were originally being amortized through March 31, 2006.  Effective June 22, 2005, the remaining Debt issue costs are being amortized through October 31, 2005, the estimated date of the Hologic Closing.  The difference of $2.5 million between the estimated fair value at March 31, 2005 of $4.3 million and the estimated fair value as of June 30, 2005 of $1.8 million has been recognized as non-cash Other Financing Income in the consolidated income statements for the three-months ended June 30, 2005.  Future changes in the fair value of the stock warrant obligation will be recognized as either an increase or decrease in “Other Financing Expense”.

The fair value of the stock warrant obligation is estimated using the Black-Scholes option-pricing model.  The stock price has been discounted by 40% to consider marketability of the common stock itself and the resulting Black-Scholes fair value has been discounted by 20% to consider the lack of marketability of the Warrant.  In addition, the minimum fair value is the cash value of the put option of $1.8 million or $0.90 per warrant share.  The following summarizes the significant assumptions:

	June 30, 2005	March 31, 2005	February 22, 2005

Stock price (10-day average)	$1.99	$6.22	$4.55
Discounted stock price	$1.19	$3.73	$2.73
Volatility	102.6%	94.9%	94.9%
Dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	3.76%	4.24%	3.89%
Expected life (years)	4.75	5.00	5.00
Black-Scholes fair value	$0.69	$2.70	$1.84
Fair value per warrant share	$0.90	$2.16	$1.47

As previously discussed, in connection with the execution of the Asset Sale Agreement, Fischer entered into a $5.0 million interest bearing secured term loan with Hologic pursuant to a Loan Agreement, Promissory Note, Security Agreement, Patent Security Agreement and Trademark Security Agreement, each dated as of June 22, 2005.  The promissory note bears interest at a rate based on the Prime Rate as quoted in the Wall Street Journal plus 2% per annum or 8.25% at June 30, 2005.  Hologic will deduct all amounts outstanding under the promissory note from the purchase price payable at the Hologic Closing.  Any event of default under the ComVest Notes will also constitute an event of default under the Hologic note.

The capital lease obligation was a two-year obligation for primarily computer equipment and software. The capital lease was secured by computer equipment.  Long-term debt and capital lease obligation as of June 30, 2005 and December 31, 2004 consist of the following (in thousands):

	2005	2004
Long-term (Credit facility refinanced to long-term debt)	$—	$1,454
Senior secured promissory notes	7,000	—
Junior secured promissory note	5,000	—
Capital lease obligation	—	224
Total	12,000	1,678
Less—Current maturities	12,000	224
Long-term debt	$—	$1,454

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

A reconciliation between the number of securities used to calculate basic and diluted net loss per share is as follows (in thousands):

	Three-Months Ended		Six-Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Weighted average of common shares outstanding:
Basic	9,383	9,360	9,383	9,352
Dilutive effect of stock options	—	73	—	—
Diluted	9,383	9,433	9,383	9,352

For the three-months ended June 30, 2005 and 2004, 1,194,000 and 1,387,420, respectively, of options to purchase shares of common stock were outstanding but not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.  For the six-months ended June 30, 2005 and 2004, 1,194,000 and 1,460,000, respectively, of options to purchase shares of common stock were outstanding but not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. The Company has also excluded the impact of outstanding warrants in 2005, as the impact would be anti-dilutive for all periods presented.

(6)   COMPREHENSIVE (LOSS ) INCOME

Comprehensive (loss) income is defined as the change in equity of an enterprise other than the change resulting from investments by, or distributions to, its owners. Foreign currency translation adjustments for the three and six months ended June 30, 2005 resulted in a currency translation (loss) gain due to the change exchange rates in United States Dollar to the Euro during the periods.

For the Company, comprehensive (loss) income includes only net (loss) income and foreign currency translation adjustments as follows (in thousands):

	Three-Months Ended		Six-Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Net (loss) income	$(9,107)	$3,154	$(15,684)	$(1,324)
Foreign currency translation adjustments	(45)	17	(28)	(49)
Comprehensive (loss) income	$(9,152)	$3,171	$(15,712)	$(1,373)

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

Internationally, the Company markets and supports its products primarily through it subsidiaries and various dealers.  Revenues are attributed to geographic areas based on the location of the customer.  International long-lived assets are located in Switzerland.  The following table represents a summary of revenues and long-lived assets (in thousands):

	Three-Months Ended		Six-Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Revenues:
United States	$9,020	$13,057	$21,863	$22,427
Mexico	—	4,496	—	6,744
Other International	2,169	2,226	3,780	2,614
Total	$11,189	$19,779	$25,643	$31,785

	As of
	June 30, 2005	December 31, 2004
Long-lived assets, net:
United States	$3,436	$3,599
International	145	218
Total	$3,581	$3,817

The Company’s revenues generally are concentrated among customers in the healthcare industry and consist of healthcare organizations, government facilities and dealers. The Company establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Accounts receivable are generally unsecured.

Customers representing greater than 10% of the Company’s revenue during any of the reporting periods:

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Ethicon-Endo Surgery, Inc	15.4%	7.9%	11.4%	5.4%
Intec Mexico, S.A. de C.V.	0.0%	22.7%	0.0%	21.2%

Revenue grouped by similar products and services (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Product Revenue:
Digital Mammography	$1,156	$9,290	$3,940	$13,196
Stereotactic Breast Biopsy	5,059	3,862	10,701	6,842
RE&S Products	1,449	2,911	3,767	4,562
Service Revenue	3,525	3,716	7,235	7,185
Total	$11,189	$19,779	$25,643	$31,785

(8)   COMMITMENTS AND CONTINGENCIES

Litigation

On April 10, 2003 and on June 3, 2003, The Sorkin, LLC and James K. Harbert filed putative class action lawsuits against us and three of the Company’s former officers and directors, Morgan Nields, Gerald Knudson and Louis Rivelli, in the United States District Court for the District of Colorado. The complaints are purportedly brought on behalf of purchasers of shares of the Company’s common stock during the period February 14, 2001 to April 1, 2003 and allege that, among other things, during the putative class period, the Company and the individual defendants made materially false statements in violation of Section 10(b) of the Exchange Act, Rule 10b-5 promulgated under the Exchange Act, and Section 20(a) of the Exchange Act. The complaints seek unspecified compensatory damages and other relief. On August 7, 2003, the Company, and Messrs. Nields and Knudson moved to dismiss all claims asserted by The Sorkin, LLC and Harbert. On August 18, 2003, Mr. Rivelli moved to dismiss all claims asserted in those lawsuits. On October 20, 2003, Mr. Harbert moved to dismiss his lawsuit, which the court subsequently granted. On October 21, 2003, the Sorkin, LLC and Mr. Harbert filed an amended class action complaint. The amended complaint contains the same claims for relief against us and Messrs. Nields and Rivelli, but does not assert any claims against Mr. Knudson. In addition, the amended complaint seeks to recover unspecified compensatory damages and other relief on behalf of purchasers of shares of its common stock during the period February 14, 2001 to July 17, 2003. The Company, Mr. Nields and Mr. Rivelli filed motions to dismiss all claims asserted in the amended complaint.  On May 6, 2005 the District Court heard arguments related to the motions to dismiss filed by the Company, Mr. Nields and Mr. Rivelli.  On June 21, 2005 the court dismissed the claims asserted in the lawsuit without prejudice.

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

The Company has been named as a defendant in arbitration by a customer seeking to be repaid its purchase price related to claimed deficiencies of the SenoScan product.  The Company recorded reserves related to this sale that it believes appropriately reflects the risk of an adverse outcome in the case.  The Company has asserted meritorious defenses to these claims.  The Company is also a defendant in various lawsuits incident to the operation of its business. The Company does not believe that any one of these pending legal proceedings would have a material adverse effect on the consolidated financial position or results of operations of the Company.  However, in the aggregate the expense and management distraction resulting from managing numerous lawsuits simultaneously could have a material adverse effect on the financial condition and cash flow of the Company if the outcomes are collectively unfavorable.

Regulatory Actions

The Company is subject to periodic inspections by the Food and Drug Administration (“FDA”) whose primary purpose is to audit the Company’s compliance with Good Manufacturing Practices. These practices include testing, quality control and documentation of procedures. On May 13, 2005, the FDA completed the on-site portion of its inspection of the Company and presented a Form 483 formally detailing its observations with respect to the Company’s compliance with the various FDA requirements.  This inspection did not clear the Warning Letter issued to the Company in December 2002 by the FDA.  This Warning Letter remains in effect.  The Company has undertaken to cooperate with the FDA during its inspection, and to address items identified during the inspection and on the Form 483.  The Company retained the services of a consultant and developed a corrective action plan to specifically address each of the observations included on the Form 483.  Many corrective actions were completed before the May 13, 2005 closing meeting of the audit that was held between the Company and the FDA.  Since the audit-closing meeting, the Company has provided the FDA with regular progress reports of its corrective action.  All commitments made to the FDA in the corrective action plan have been met to date.  The Company expects to complete all corrective actions related to this audit by December 31, 2005.  The Company’s goal is to address the FDA’s inspectional observations without the agency pursuing additional regulatory or enforcement action.  There can be no assurance, however, that the Company’s efforts will be successful and that the FDA will not pursue such actions, which could include, among other things, the issuance of a warning letter; a court-ordered injunction; product seizures; recall of products; and criminal and/or civil proceedings.  If an injunction is issued, it may preclude the Company from shipping products until corrective action is taken and verified by the FDA.  Further, failure to satisfy the FDA requirements can result in an inability to receive awards of federal government contracts or new marketing or export clearance for products.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Language

This report contains forward-looking information that involves risk and uncertainties, including statements regarding our plans, objectives, expectations, and intentions.  Such statements include, without limitation, statements regarding various estimates we have made in preparing our consolidated financial statements, statements regarding achievement of certain EBITDA targets under the senior secured promissory notes, use of the Hologic loan proceeds prior to the Hologic Closing, the expected closing of the Hologic transaction, anticipated uses of proceeds from the Hologic Closing, potential distributions to stockholders, our plans to reduce operating costs our plans to sell the RE&S and Services businesses, as well as statements regarding expected future trends relating to our results of operations and the sufficiency of our liquidity and access to additional capital resources.  These forward-looking statements are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those anticipated.  Factors that could cause actual results to materially differ include, without limitation;

•                  the impact of continuing losses on our liquidity and our ability to take action to maintain liquidity;

•                  the risk that the Hologic transaction may not be completed at all or on the time frame anticipated;

•                  our ability to manage our financial resources until the Hologic Closing;

•                  our reliance on a single source of supply for some key components of our products as well as the need to comply with especially high standards for those components in the manufacture of our SenoScan product;

•                  uncertainties inherent in the development of new products and the enhancement of existing products, including technical and regulatory risks, cost overruns and delays;

•                  completion of the redesign of our SenoScan product;

•                  the risk that newly introduced products may contain undetected errors or defects or otherwise not perform as anticipated;

•                  our ability to negotiate claims with creditors, vendors and customers;

•                  our ability to retain key employees;

•                  our ability to predict accurately the demand for our products and to develop strategies to address our markets successfully;

•                  the early stage of market development for digital X-ray products;

•                  risks relating to compliance with financial covenants under the senior secured promissory notes and the Forbearance Agreement associated therewith; achievement in the future of certain EBITDA targets under the senior secured promissory notes;

•                  technical innovations that could render products marketed or under development by us obsolete;

•                  competition;

•                  an adverse action taken by the Food and Drug Administration regarding the Form 483 issued in May 2005;

•                  and reimbursement policies for the use of our products.

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

Critical Accounting Policies

Critical accounting policies are those that are most important to the portrayal of our financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates on matters that are inherently uncertain. These judgments are based on our historical experience, estimations of future cash flows, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Actual results may differ from these estimates under different assumptions or conditions.

The critical accounting policies that we believe affect the more significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. There have been no material changes to our critical accounting policies, as described in that Form 10-K, except for the additional of one new critical accounting policy and the analysis of impairment completed June 30, 2005.

Stock Warrant Obligation

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” each require issuers to classify as liabilities (or assets under certain circumstances) freestanding financial instruments which, at inception, require or may require an issuer to settle an obligation by transferring assets.  SFAS No. 150 required the Warrants issued to ComVest with a put option to be classified as a liability in an amount equal to the estimated fair value.  Since the Warrants can be exercised within one year of the balance sheet date, the stock warrant obligation has been classified as current on the consolidated balance sheets as of June 30, 2005.

As of February 22, 2005, March 31, 2005 and June 30, 2005, the stock warrant obligation fair value was estimated to be $2.9 million, $4.3 million and $1.8 million, respectively.  As required per APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” the issuance proceeds must be allocated between the amount applicable to the debt and the amount applicable to the Warrant based upon relative fair values of the debt and the warrants at issuance date.  As a result, Fischer increased “Debt issue costs” by $1.8 million, which were originally being amortized through March 31, 2006.  Effective June 22, 2005, the remaining Debt issue costs are being amortized through October 31, 2005, the estimated date of the Hologic Closing.  The difference of $2.5 million between the estimated fair value at March 31, 2005 of $4.3 million and the fair value as of June 30, 2005 of $1.8 million has been recognized as non-cash Other Financing Income in the consolidated income statements for the three-months ended June 30, 2005.  Future changes in the fair value of the stock warrant obligation will be recognized as either an increase or decrease in “Other Financing Expense”.

The fair value of the stock warrant obligation is estimated using the Black-Scholes option-pricing model.  The stock price has been discounted by 40% to consider marketability of the common stock itself and the resulting Black-Scholes fair value has been discounted by 20% to consider the lack of marketability of the Warrant.  In addition, the minimum fair value is the cash value of the put option of $1.8 million or $0.90 per warrant share.  The following summarizes the significant assumptions:

	June 30, 2005	March 31, 2005	February 22, 2005

Stock price (10-day average)	$1.99	$6.22	$4.55
Discounted stock price	$1.19	$3.73	$2.73
Volatility	102.6%	94.9%	94.9%
Dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	3.76%	4.24%	3.89%
Expected life (years)	4.75	5.00	5.00
Black-Scholes fair value	$0.69	$2.70	$1.84
Fair value per warrant share	$0.90	$2.16	$1.47

Significant management judgment is used to estimate the fair value of the stock warrant obligation.  Management obtained advice from third parties to support the discounts utilized but there can be no certainty that these discounts are an accurate reflection of the ultimate outcome.  In addition, a significant change in the stock price, discount rate applied to the stock price and discount rate applied to the Black-Scholes fair value could have a significant impact on our future results.  The signing of the Asset Sale Agreement is considered a trigger event allowing ComVest to exercise its option at the Hologic Closing.  Therefore, management estimated the fair value of the warrant to be the cash value and, due to the short-term nature, it was not discounted.  A 10% change in any of the assumption above would not have raised the Black-Scholes fair value above the $0.90 per warrant share under the put option.

Impairment

The Company’s policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets, of certain identifiable intangibles and of goodwill when certain events have taken place that indicate that the remaining balance may not be recoverable.  During the three-months ended June 30, 2005 the following indicators of impairment occurred:

•                  Significant adverse change to the extent in which the property and equipment are being used as a result of the Asset Sale.

•                  Continuing operating losses and negative cash flows in the three-months ended June 30, 2005 and a forecast that demonstrates continuing losses for the foreseeable future.

•                  Fischer plans to actively seek buyers for its RE&S and Service businesses, which may mean that long-lived assets and intellectual property could be sold before the end of its previously estimated useful life.

•                  A significant drop in Fischer’s stock price.

•                  Loss of key personnel and changes in the organization.

We evaluate the carrying value of the majority of our property and equipment at the consolidated level since we believe that is the lowest identifiable level of cash flows for these assets.  We evaluate the carrying value of the intangibles at the consolidated level since there are no components that constitute a business for which discrete financial information is available below the operating segment level.

We performed a recoverability test as of June 30, 2005 by comparing the sum of the estimated undiscounted future cash flows of Fischer under a range of possible future outcomes considered possible by management under the probability-weighted approach.   The carrying amounts of the assets exceeded the estimated undiscounted cash flows and therefore, management measured the fair value of the assets to determine whether an impairment loss should be recognized.  An impairment charge was not recorded since the estimated discounted cash flows exceeded the carrying amounts of the assets.  The discounted cash flows were greater than the undiscounted cash flows because of losses expected in future years.

In assessing the recoverability of our long-lived assets and intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.  If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets.  Based upon a sensitivity analysis of varying the probability weighting, the maximum amount of impairment charges related to fixed assets would be $1.7 million; intangibles assets, $1.0 million.

Hologic Transaction and Management’s Plans

We have continued to experience significant losses and negative cash flows from operations.  The $7.0 million in financing obtained from ComVest was completely consumed to fund operations, working capital needs and to repay the outstanding balance of $2.5 million under the line of credit with Silicon Valley Bank.  Due to difficulties in reducing costs, further delays in the SenoScan redesign program and the declines in revenue and other negative developments; however, we were left with insufficient cash reserves to continue operations in June 2005.

On June 22, 2005, we entered into an Asset Sale Agreement with Hologic in which we agreed to sell to Hologic all of the Mammography Assets for a cash purchase price of $32.0 million.  Hologic has agreed to grant us a non-exclusive limited license to use certain Mammography Assets necessary for us to continue to service and support, and satisfy warranty obligations on, the installed base of SenoScan and MammoTest systems; to fulfill contractual obligations for providing MammoTest and SenoScan systems to EES and Philips, respectively; and to carry out certain activities with respect to the RE&S business.

In connection with the execution of the Asset Sale Agreement, we entered into a $5.0 million interest bearing secured term loan with Hologic pursuant to a Loan Agreement, Promissory Note, Security Agreement, Patent Security Agreement and Trademark Security Agreement, each dated as of June 22, 2005.  We will likely use most of this loan for working capital purposes prior to the closing of the Asset Sale.  Significant delays in the special meeting of the stockholders and the closing of the transaction, however, could result in the proceeds of the loan being insufficient to support operations through closing.  Hologic will deduct all amounts outstanding under the promissory note from the purchase price payable at the Hologic Closing.

The remaining proceeds from the Asset Sale will be used to pay outstanding obligations, to satisfy operational responsibilities in respect of other obligations (including service and warranty obligations and obligation under the EES and Philips agreements); and to continue exploring strategic alternatives for Fischer’s RE&S business and its Service business, with associated warranty obligations.  Management expects that amounts, if any, remaining after these payments and after making adequate reserves for contingent liabilities, would be distributed to stockholders.

Completion of the Asset Sale requires, among other things, the approval of stockholders holding a majority of Fischer’s outstanding shares of common stock.  Additional conditions to the closing of the Asset Sale include obtaining the consent of Fischer’s landlord, JN Properties, a company controlled by Morgan Nields, a substantial stockholder and former director, chair of the Board, chief executive officer and chief technology officer of Fischer, and satisfaction or waiver by Fischer or Hologic of customary conditions set forth in the Asset Sale Agreement.

In conjunction with the Asset Sale, the Company entered into severance and retention arrangements with certain senior executive officers and other non-senior executive employees of Fischer.  Retention payments under these agreements are earned over the periods July 1, 2005 through December 31, 2005 and January 1, 2006 through June 30, 2006 and are currently estimated to be $1.1 million and $0.8 million, respectively.  Severance payments earned upon an involuntary termination are estimated to be $1.3 million.

As of March 31, 2005 and June 30, 2005 we failed to meet a financial covenant contained in the ComVest Purchase Agreement requiring us to achieve certain EBITDA loss targets, which is an event of default giving ComVest the right to accelerate amounts due under such Notes.  As discussed further in Note 4, we obtained a forbearance of these defaults through September 21, 2005 subject to extension for consecutive 30-day periods at ComVest’s sole and absolute discretion. Therefore, the senior secured promissory notes have been classified as a current liability in the attached consolidated balance sheets.  Due to the continuing Forbearance and our inability to meet other conditions to further funding under the ComVest Purchase Agreement, the company will not be able to obtain further advances under the terms of the ComVest Purchase Agreement.  This factor, among others, raises substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

If the Asset Sale is approved by our stockholders and completed, Hologic would be the beneficiary of any future earnings and growth in revenues from the Mammography Assets except for activities related to the retained assets/business.  We would receive the purchase price and use such proceeds as discussed above.  After the Asset Sale, we would continue to service and support, and satisfy the warranty obligations on the installed base of SenoScan and MammoTest systems and fulfill contractual obligations by providing MammoTest and SenoScan systems to EES and Philips, respectively.  We expect that we will take immediate steps after the closing to reduce our operating costs by reducing the number of employees to the minimum number needed to conduct our remaining businesses, terminating contracts that are terminable, and negotiating releases from remaining contractual arrangements.

We may not be successful in reducing operating costs and may therefore continue to incur substantial losses and reductions in cash as a result of satisfying and maintaining our contractual obligations while exploring strategic alternatives for the RE&S and Service businesses.  In addition to selling these businesses, we may be forced into establishing alternative arrangements to satisfy our service, warranty and product distribution obligations. In this case, we may then be subject to increased potential liability under those obligations and would have to use the proceeds from the asset sales to meet these obligations. If there were not sufficient proceeds remaining from the asset sales to pay such obligations then Fischer would be forced to liquidate.

We plan to actively seek buyers for our RE&S and Service businesses and have hired a strategic advisor to assist with this process.  The Service business will likely be difficult to sell in light of the continuing warranty obligations that will need to be assumed by a buyer.  The search for buyers may be time consuming, and we may have difficulty supporting our RE&S business and service and warranty obligations while pursuing possible transactions.  In addition, Hologic has a right of first refusal with respect to any written offer for the purchase of our continuing Service business.  This right may significantly reduce the interest of potential buyers and make it difficult for us to sell such business.

If the Asset Sale is not consummated, there can be no assurance that we can obtain an alternative solution to our liquidity issues.  In that event, and unless we could find such an alternative solution, we would have insufficient funds to continue to operate.

Overview

We incurred a net loss of $9.1 million for the three-months ended June 30, 2005 compared to net income of $3.2 million for the three-months ended June 30, 2004.  We incurred a net loss of $15.7 million for the six-months ended June 30, 2005 compared to net loss of $1.3 million for the six-months ended June 30, 2004.  The following items contributed to these results:

•                  The financial results for the three and six-months ended June 30, 2005 include $2.5 million and $0.0 million, respectively, of non-cash other financing income related to the change in fair value of the stock warrant obligation discussed in Note 4 of the consolidated financial statements.

•                  The financial results for the three and six-months ended June 30, 2005 include an increase of $4.2 million to our reserves for excess and obsolete inventories as a result of a reduction in forecasted sales due to the pending Asset Sale and changes in market conditions.

•                  The financial results for the three and six-months ended June 30, 2005 include an increase to cost of sales of $0.6 million for purchase commitments that management estimates it is contractually liable to pay related to excess inventories.

•                  The financial results for the three and six-months ended June 30, 2005 include an increase in expenses related to employee severance of $0.4 million.  We eliminated 34 positions in our Thornton, Colorado facility on June 30, 2005.  Most of these positions were eliminated as part of the Company’s continued implementation of its previously announced plan to improve operating efficiencies in order to reduce cost of sales, improve gross margin and lower overall operating costs as a percentage of revenues.  In addition, a small number of positions were eliminated as a result of the Asset Sale.  Approximately 60% of the cash severance payments will be paid out in the third quarter ending September 30, 2005 with the balance paid out over future quarters.

•                  The financial results for the three-months ended June 30, 2005 include expenses for legal and financial advisory fees related to the Asset Sale in the amount of $0.4 million offset by lower legal expenses in the three-months ended March 31, 2005.

•                  The financial results for the three and six - and six-months ended June 30, 2005 include interest expense, amortization of debt issue costs and fees related to the ComVest agreements of approximately $0.8 million and $1.1 million, respectively.

•                  Product revenues decreased by 52.3% to $7.7 million for the three-months ended June 30, 2005 from $16.1 million for the three-months ended June 30, 2004.  Second quarter 2004 sales included $4.3 million of a non-domestic sale that was shipped in December 2003 and installed in the second quarter.  The remainder of the decrease is due to sales volume decreases across all product lines mainly due to performance, workflow and connectivity solutions and lower than expected demand from a RE&S customer.  The drop in sales led to deterioration in the gross margin from products of $2.0 million (excluding items mentioned above).

•                  We recognized patent settlement income in the amount of $5.2 million during the three and six-months ended June 30, 2004.

Results of Operations

The following table sets forth the percentage of revenues represented by certain data included in our statements of operations for the periods indicated:

	Three-Months Ended		Six-Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Revenues:
Product revenues	68.5%	81.2%	71.8%	77.4%
Service revenues	31.5	18.8	28.2	22.6
Total revenues	100.0	100.0	100.0	100.0
Cost of sales:
Products	93.3	59.2	72.4	55.8
Services	38.0	20.6	33.7	25.8
Research and development	18.4	6.1	15.6	8.1
Selling and marketing	18.5	14.7	15.8	17.5
General and administrative	26.5	9.8	18.7	13.2
Loss from operations	(94.7)	(10.4)	(56.2)	(20.4)
Other income (expense), net	13.3	26.3	(5.0)	16.2
Net (loss) income	(81.4)%	15.9%	(61.2)%	(4.2)%

Product Revenues

Total revenues decreased 43.4% to $11.2 million for the three-months ended June 30, 2005 from $19.8 million for the three-months ended June 30, 2004.  Product revenues decreased 52.3% to $7.7 million for the three-months ended June 30, 2005 from $16.1 million for the three-months ended June 30, 2004.

•                  SenoScan digital mammography product revenue decreased 87.6% or $8.1 million to $1.2 million in the second quarter of 2005 from $9.3 million in second quarter of 2004.  Second quarter 2004 sales included $4.3 million of a non-domestic sale that was shipped in December 2003 and installed in the second quarter. Without this non-domestic sale, SenoScan digital mammography product revenue decreased 76.8% or $3.8 million due to the sale of fewer units and a decrease in price due to our inability to provide upgrades and enhancements to our image and workflow management software and introducing alternative workflow solutions and other performance enhancements.

•                  Revenues from our MammoTest breast biopsy products increased 31.0% or $1.2 million to $5.1 million in the second quarter of 2005 from $3.9 million in the second quarter of 2004. The increase in MammoTest product revenue is primarily due to a $1.5 million sales volume increase offset by a decline in pricing due to market conditions.  The volume increase is due to $0.4 million of additional sales in Europe and stronger demand for the product in the U.S.  We regained the CE Mark on our product distributed in the European Union in May 2004, enabling us to resume shipments there.

•                  RE&S products revenues decreased $1.5 million to $1.4 million in the second quarter of 2005 from $2.9 million in the second quarter of 2004.  The sales decrease on RE&S products in the second quarter of 2005, as compared to the second quarter of 2004, was primarily due to sales volume decreases in all product lines mainly due to a major customer ordering less than normal volumes.

Total revenues decreased 19.3% to $25.6 million for the six-months ended June 30, 2005 from $31.8 million for the six-months ended June 30, 2004.  Product revenues decreased 25.2% to $18.4 million in the first six months of 2005 from $24.6 million in the first six months of 2004.

•                  SenoScan digital mammography product revenue decreased 70.1% or $9.3 million to $3.9 million in the first six months of 2005 from $13.2 million in the first six months of 2004.  Revenues for the six-months ended June 30, 2004 included $6.5 million of a non-domestic sale that was shipped in December 2003 and installed during the six months ended June 30, 2004. Without this non-domestic sale, SenoScan digital mammography product revenue decreased 41.5% or $2.8 million due to the sale of fewer units and due to our inability to provide upgrades and enhancements to our image and workflow management software and introducing alternative workflow solutions and other performance enhancements.

•                  Revenues from our MammoTest breast biopsy products increased 56.4% or $3.9 million to $10.7 million during the six-months ended June 30, 2005 from $6.8 million during the six-months ended June 30, 2004. The increase in MammoTest product revenue is primarily due to a $4.6 million sales volume increase offset by a decline in pricing due to market conditions.  The sales volume increase is due to $1.3 million of additional sales in Europe and stronger demand for the product in the U.S.  We regained the CE Mark on our product distributed in the European Union in May 2004, enabling us to resume shipments there.

•                  The RE&S products revenues decreased $0.8 million to $3.8 million during the six-months ended June 30, 2005 from $4.6 million during the six-months ended June 30, 2004.  The majority of the sales decrease on RE&S was due to sales volume decreases in the Bloom and VRAD products due to a major customer ordering fewer than normal.

As a result of the announcement of the pending Asset Sale, we are faced with additional competitive pressures and declining sales in the SenoScan and MammoTest area.  In addition, perception of our financial condition adversely affects our revenues.

Service Revenues

Our service revenues for the three-months ended June 30, 2005 decreased 5.1% to $3.5 million from $3.7 million during the comparable quarter in 2004. The decreases in the three-month period ended June 30, 2005 in relation to the comparable periods in 2004 are due primarily to a decline in revenues from the sale of spare parts.

Our service revenues for the six-months ended June 30, 2005 increased 0.7% to $7.2 million from $7.2 million during the six-months ended June 30, 2004. The increases in the six-month period ended June 30, 2005 in relation to the comparable period in 2004 are primarily due to higher number of MammoTest and SenoScan units on service contracts in both the U.S. and Europe offset by a decline in revenues from the sale of spare parts.

Cost of Sales—Products

Cost of sales for products in the three-months ended June 30, 2005 was $10.4 million or 136.2% of product revenues compared to $11.7 million or 72.8% of product revenues in the three-months ended June 30, 2004. As a result of a reduction in forecasted sales which will result from the Asset Sale and changes in market conditions, the reserve for excess and obsolete inventories increased by $4.2 million in the three-months ended June 30, 2005.  In addition, cost of sales increased by $0.6 million in the three-months ended June 30, 2005 for purchase commitments that management estimates it is contractually liable to pay related to excess inventories.  The cost of sales for products in the three-months ended June 30, 2005 excluding the charges related to these reserves would have been $5.7 million or 74.4% of product revenues.  The cost of sales for products in the three-months ended June 30, 2004 excluding the impact of a higher, extended warranty provision amounting to $0.8 million associated with a non-domestic sale would have been 67.9%.  The overall remaining increase in cost of product sales as a percentage of product revenues is due to the impact of lower average sales prices and expenses recognized for commitments to provide upgrades in the SenoScan product partially offset by a decrease in warranty provisions of $0.3 million.

Cost of sales for products in the six-months ended June 30, 2005 was $18.5 million or 100.7% of product revenues compared to $17.7 million or 72.1% of product revenues in the six-months ended June 30, 2004. As a result of a reduction in forecasted sales which will result from the Asset Sale and changes in market conditions, the reserve for excess and obsolete inventories increased by $4.2 million in the three-months ended June 30, 2005.  In addition, cost of sales increased by $0.6 million in the three-months ended June 30, 2005 for purchase commitments that management estimates it is contractually liable to pay related to excess inventories.  The cost of sales for products in the six-months ended June 30, 2005 excluding the charges related to these reserves would have been $13.9 million or 75.6% of product revenues.  The cost of sales for products in the six-months ended June 30, 2004 excluding the impact of a higher, extended warranty provision amounting to $1.0 million associated with a non-domestic sale would have been 68.0%.  The overall remaining increase in cost of product sales as a percentage of product revenues is primarily due to the impact of lower average sales prices, an increase in manufacturing and repair costs of $1.1 million partially offset by a decrease in warranty provisions of $0.7 million.  The increase in manufacturing and repair costs was due to increased materials costs with the remainder due to rework and other manufacturing inefficiencies.

Cost of Sales—Service

Cost of sales for services for the three-months ended June 30, 2005 increased 4.1% to $4.3 million from $4.1 million in the three-months ended June 30, 2004.  As a percent of service revenues, cost of service sales increased to 120.6% in the three-months ended June 30, 2005 from 109.9% in the three-months ended June 30, 2004.  The U.S. MammoTest and SenoScan units under warranty and service contract support increased 15.2% and 61.7%, respectively, in the three-months ended June 30, 2005 compared to the three-months ended June 30, 2004.

Cost of sales for services for the six-months ended June 30, 2005 increased 5.4% to $8.7 million from $8.2 million in the six-months ended June 30, 2004.  As a percent of service revenues, cost of service sales increased to 119.6% in the six-months ended June 30, 2005 from 114.3% in the six-months ended June 30, 2004.  The U.S. MammoTest and SenoScan units under warranty and service contract support increased 9.3% and 67.6%, respectively, in the six-months ended June 30, 2005 compared to the six-months ended June 30, 2004.

Research and Development Expenses

Research and development expenses increased 70.6% to $2.1 million in the three-months ended June 30, 2005 from $1.2 million in the three-months ended June 30, 2004. We spent 18.4% of revenue on research and development in the three-months ended June 30, 2005 compared to 6.1% in the three-months ended June 30, 2004.  Our efforts have been focused on redesigning older products for improved reliability and serviceability and enhancing the features, functionality and reliability of our SenoScan product.  To support these redesign and product development efforts currently underway, contract-engineering services increased $0.5 million and expenditures for research and development materials increased $0.1 million.  Management terminated certain individuals on June 30, 2005 and recognized restructuring expense related to this termination of $0.2 million during the three-months ended June 30, 2005.

Research and development expenses increased 55.2% to $4.0 million in the six-months ended June 30, 2005 from $2.6 million in the six-months ended June 30, 2004. We spent 15.6% of revenue on research and development in the six-months ended June 30, 2005 compared to 8.1% in the six-months ended June 30, 2004.  Our efforts have been focused on redesigning older products for improved reliability and serviceability and enhancing the features, functionality and reliability of our SenoScan product.  To support these redesign and product development efforts currently underway, contract-engineering services increased $1.1 million.  Management terminated certain individuals on June 30, 2005 and recognized restructuring expense related to this termination of $0.2 million during the six-months ended June 30, 2005.

Selling and Marketing Expenses

Selling and marketing expenses decreased 28.6% to $2.1 million in the three-months ended June 30, 2005 from $2.9 million in the three-months ended June 30, 2004. We spent 18.5% of revenue on selling and marketing expenses in the three-months ended June 30, 2005 compared to 14.7% in the three-months ended June 30, 2004.  The reduction in selling and marketing expenses was a direct result of adjustments made during 2004 to the distribution and coverage of sales territories, which resulted in a lower number of sales representatives, and the reduction of commissions as a result of lower sales partially offset by restructuring expense of $0.1 million recognized for employees terminated on June 30, 2005

Selling and marketing expenses decreased 27.3% to $4.0 million in the six-months ended June 30, 2005 from $5.6 million in the six-months ended June 30, 2004. We spent 15.8% of revenue on selling and marketing expenses in the six-months ended June 30, 2005 compared to 17.5% in the six-months ended June 30, 2004.  The reduction in selling and marketing expenses was a direct result of adjustments made during 2004 to the distribution and coverage of sales territories, which resulted in a lower number of sales representatives, and the reduction of commissions as a result of lower sales partially offset by restructuring expense of $0.1 million recognized for employees terminated on June 30, 2005

General and Administrative Expenses

General and administrative expenses increased 52.5% to $3.0 million in the three-months ended June 30, 2005 from $1.9 million in the three-months ended June 30, 2004.  Our spending for legal and financial advisory fees was $0.6 million higher in the three-months ended June 30, 2005 as compared to the three-months ended June 30, 2004 mainly due to work related to the Asset Sale.  In addition, we experienced $0.3 million bad debt expense during the three-months ended June 30, 2005 as a result of an inability to collect on certain accounts receivable.

General and administrative expenses increased 14.7% to $4.8 million in the six-months ended June 30, 2005 from $4.2 million in the six-months ended June 30, 2004.  Our spending for legal and financial advisory fees was $0.2 million higher in the six-months ended June 30, 2005 as compared to the six-months ended June 30, 2004 mainly due to work related to the Asset Sale offset by a reduction in costs due in part to the completion of the restatement effort in April of 2004.  In addition, we experienced $0.3 million bad debt expense during the six-months ended June 30, 2005 as a result of an inability to collect on certain accounts receivable and $0.2 million higher insurance costs due to renewal of our policies.

Other Financing (Expense) Income

As discussed in Note 4 of the consolidated financial statements, we are required to recognize the fair value of the warrants as a stock warrant obligation.  The amount recognized in the three and six-months ended June 30, 2005 is approximately $2.5 million and $0.0 million, respectively.

Interest Expense/Interest Income

Interest expense for the three-months ended June 30, 2005 increased to $0.9 million from $0.0 million for the three-months ended June 30, 2004.  Interest expense for the six-months ended June 30, 2005 increased to $1.2 million from $0.0 million for the six-months ended June 30, 2004.  The majority of the increase is due to the interest expense related to the secured promissory notes entered into in the first quarter of 2005 and amortization of the related debt issue costs.

Patent Settlement Income

During the second quarter of 2002, we settled a patent infringement lawsuit and $7.2 million of the settlement was scheduled to be received in equal annual installments of $0.9 million over the remaining eight-year life of the associated patents.  We recognized patent settlement income in the amount of $0.9 million during the three-months ended June 30, 2004.  On June 2, 2004 we amended the settlement agreement and received a one-time payment totaling $4.3 million in lieu of the six remaining $0.9 million payments that were due annually through 2010 and recognized the one-time payment as patent settlement income during the three-months ended June 30, 2004.

Income Taxes

We estimated that we would not owe taxes for the three-month and six-month periods ended June 30, 2005 and 2004. Accordingly, no income tax benefit or provision was recorded. This was determined based upon the anticipated 2005 results of operations and an available domestic net operating loss carry-forward of $31.4 million and $4.4 million of foreign net operating loss carry-forwards at December 31, 2004. As of June 30, 2005 we had a 100% valuation allowance against our deferred tax asset that resulted in a net deferred tax asset of $0.

The proposed Asset Sale will be treated as a sale of corporate assets in exchange for cash for the full purchase price (including the portion of the purchase price satisfied by Fischer’s repayment of amounts outstanding and due Hologic under the $5.0 million secured promissory note).  Although Fischer will recognize gain for Federal income tax purposes as a result of the Asset Sale, such gain will be offset by Fischer’s loss from operations for the current year and its net operating loss carryforwards (“NOLs”).  For alternative minimum tax (“AMT”) purposes only 90% of AMT taxable income may be offset by alternative tax NOLs, and Fischer expects that the amount of AMT payable will be approximately $0.1 million.

Liquidity and Capital Resources

As of June 30, 2005, we had $2.8 million in cash and a $12.7 million deficit in working capital compared to $1.9 million in cash and $4.2 million in positive working capital at December 31, 2004.  The $16.9 million decrease in our working capital reflects the classification of our debt with ComVest of $7.0 million and Hologic of $5.0 million as current liabilities and a $4.9 million change in current assets and liabilities.  The $4.9 million net change in current assets and current liabilities consists primarily of a $5.1 million decrease in inventories mainly due to increases in excess and obsolescence reserves and an increase in accrued liabilities by $0.6 million related to increases in purchase commitments that management estimates it is contractually liable to pay related to excess inventories partially offset by decreases in our accrued warranties.

We used $0.5 million of cash in our investing activities during the three-months ended June 30, 2005 for capital expenditures to support efforts in manufacturing and research and development offset by $0.5 million due to redemption of a certificate of deposit that had been restricted.

On June 22, 2005, we entered into an Asset Sale Agreement with Hologic in which we agreed to sell to Hologic all of the Mammography Assets for a cash purchase price of $32.0 million.  Hologic has agreed to grant us a non-exclusive limited license to use certain Mammography Assets necessary for us to continue to service and support, and satisfy warranty obligations on, the installed base of SenoScan and MammoTest systems; to fulfill contractual obligations for providing MammoTest and SenoScan systems to EES and Philips, respectively; and to carry out certain activities with respect to our RE&S business.

In connection with the execution of the Asset Sale Agreement, we entered into a $5.0 million interest bearing secured term loan with Hologic pursuant to a Loan Agreement, Promissory Note, Security Agreement, Patent Security Agreement and Trademark Security Agreement, each dated as of June 22, 2005.  We will likely use most of this loan for working capital purposes prior to the closing of the Asset Sale.  Significant delays in the special meeting of the stockholders and the closing of the transaction, however, could result in the proceeds of the loan being insufficient to support operations through closing.  Hologic will deduct all amounts outstanding under the promissory note from the purchase price payable at the closing of the Asset Sale.

If the Asset Sale is approved by our stockholders and completed, the purchase price received in the Hologic Closing will be used as previously discussed.  After the Asset Sale, we would continue the RE&S and Service businesses and fulfill contractual obligations by providing MammoTest and SenoScan systems to EES and Philips, respectively.  We plan to actively seek buyers for our RE&S and Service businesses and have hired a strategic advisor to assist with this process.  The Service business will likely be difficult to sell in light of the continuing warranty obligations that will need to be assumed by a buyer and the right of first refusal held by Hologic.  The search for buyers may be time consuming, and we may have difficulty supporting our RE&S business and service and warranty obligations while pursuing possible transactions.

We expect that we will take immediate steps after the closing to reduce our operating costs by reducing the number of employees to the minimum number needed to conduct the remaining businesses, terminating contracts that are terminable, and negotiating releases from remaining contractual arrangements.  We may not be successful in reducing operating costs and may therefore continue to incur substantial losses and reductions in cash as a result of satisfying and maintaining our contractual obligations while exploring strategic alternatives for the RE&S and Service businesses.  In addition to selling these businesses we may be forced into establishing alternative arrangements to satisfy our service, warranty and product distribution obligations. In this case, we may then be subject to increased potential liability under those obligations and would have to use the proceeds from the asset sales to meet these obligations.  The majority, it not all, of the proceeds from the Asset Sale, will be used for these purposes.  However if there were not sufficient proceeds remaining from the asset sales to pay such obligations then we would be forced to liquidate.

If the Asset Sale is not consummated, there can be no assurance that we can obtain an alternative solution to our liquidity issues.  In that event, and unless we could find such an alternative solution, we would have insufficient funds to continue to operate.

Due to the continuing Forbearance and the Company’s inability to meet other conditions to further funding under the ComVest Purchase Agreement, ComVest will not provide further advances.  Additional equity or debt financing may not be available to us on acceptable terms, or at all. Our common stock was delisted from The NASDAQ Stock Market on July 7, 2003. One result of this action is a limited public market for our common stock. Trading is now conducted in the over-the-counter market in the so-called “Pink Sheets.” This reduced liquidity and our financial condition will likely make it difficult to raise additional capital.  In the event that we do raise additional equity financing, our current stockholders will be further diluted. We may not be able to incur additional indebtedness to fund our operations, since we would not be able to grant the lender a security interest in our assets since our assets are currently pledged as security related to our loan from ComVest and Hologic.

Assuming that the Hologic transaction closes but that we continue to operate our RE&S and Service businesses, our future capital requirements will depend on a number of factors, including any judgments or settlements which may result from legal proceedings described in “Part II, Item 1—Legal Proceedings”; legal, accounting and other professional fees associated with such legal proceedings, efforts to develop and implement internal controls and corporate governance policies and procedures designed to enhance the accuracy, quality and consistency of our financial information and reporting; costs associated with implementing the requirements of the Sarbanes-Oxley Act of 2002, in particular, Section 404 thereof, the resources we devote to developing and supporting our products; continued progress of our research and development of potential products; the need to acquire licenses to technology; and potential future merger and acquisition activity.

These factors, among others, raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

Since December 31, 2004, there have not been any significant changes in our contractual obligations except as discussed below:

•                  As discussed in Note 4 of the Consolidated Financial Statements, we entered into new borrowing arrangements with ComVest and Hologic.

•                  As discussed in Note 4 of the Consolidated Financial Statements, we issued a Warrant to ComVest, which may require us to pay $1.8 million upon the Hologic Closing.

•                  In conjunction with the Asset Sale, the Company entered into severance and retention arrangements with certain senior executive officers and other non-senior executive employees of Fischer.  The retention payments, if earned are payable on December 31, 2005 and June 30, 2006 for $1.1 million and $0.8 million, respectively.  Severance payments, earned upon involuntary terminations, are estimated to be $1.3 million and the timing is unknown.

Backlog

As of June 30, 2005, we had backlog of $8.4 million compared to a backlog of $11.5 million as of December 31, 2004.  The decrease in backlog is primarily due to reductions in MammoTest and SenoScan backlog.  Of the $8.4 million backlog as of June 30, 2005, it is expected that $7.9 million will be filled in the third quarter of 2005 and $0.5 million will be filled in the fourth quarter of 2005.

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

We are exposed to foreign currency risks through our subsidiary operations in Switzerland and Germany. At June 30, 2005 and December 31, 2004 we had cash, receivables and current liabilities totaling $0.8 million and $1.2 million, respectively, that represents a net asset balance denominated in Euros. We do not employ any risk mitigation or hedging techniques with respect to amounts exposed to fluctuations in foreign currency exchange rates.

Interest Rate Risk

We have $5.0 million of variable rate debt outstanding as of June 30, 2005.  Due to the short-term nature of this loan, a change in the interest rates is not expected to have a significant impact on our financial results or financial condition.  We do have short-term investments in low risk and no risk financial instruments, which are readily convertible into cash, which earn interest at variable rates.   At times, cash balances with our financial institution exceed FDIC insurance limits.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings:

On April 10, 2003 and on June 3, 2003, The Sorkin, LLC and James K. Harbert filed putative class action lawsuits against us and three of our former officers and directors, Morgan Nields, Gerald Knudson and Louis Rivelli, in the United States District Court for the District of Colorado. The complaints are purportedly brought on behalf of purchasers of shares of the Company’s common stock during the period February 14, 2001 to April 1, 2003 and allege that, among other things, during the putative class period, the Company and the individual defendants made materially false statements in violation of Section 10(b) of the Exchange Act, Rule 10b-5 promulgated under the Exchange Act, and Section 20(a) of the Exchange Act. The complaints seek unspecified compensatory damages and other relief. On August 7, 2003, the Company, and Messrs. Nields and Knudson moved to dismiss all claims asserted by The Sorkin, LLC and Harbert. On August 18, 2003, Mr. Rivelli moved to dismiss all claims asserted in those lawsuits. On October 20, 2003, Mr. Harbert moved to dismiss his lawsuit, which the court subsequently granted. On October 21, 2003, the Sorkin, LLC and Mr. Harbert filed an amended class action complaint. The amended complaint contains the same claims for relief against us and Messrs. Nields and Rivelli, but does not assert any claims against Mr. Knudson. In addition, the amended complaint seeks to recover unspecified compensatory damages and other relief on behalf of purchasers of shares of our common stock during the period February 14, 2001 to July 17, 2003. The Company, Mr. Nields and Mr. Rivelli have filed motions to dismiss all claims asserted in the amended complaint.  On May 6, 2005 the District Court heard arguments related to the motions to dismiss filed by the Company, Mr. Nields and Mr. Rivelli.  On June 21, 2005 the court dismissed the claims asserted in the lawsuit without prejudice.

We are a defendant in a breach of contract suit brought by International Surgical Systems in the federal District Court of Arizona.  The suit claims that Fischer Imaging wrongfully breached an agreement to supply product to ISS, notwithstanding ISS’ nonpayment, and that such breach caused the failure and bankruptcy of ISS.  The suit seeks $1 million in damages, plus attorneys’ fees and expenses.  We believe the suit is without merit and intends to vigorously defend the case, as well as assert counterclaims against ISS for nonpayment.

We have been named as a defendant in one arbitration by a customer seeking to be repaid its purchase price related to claimed deficiencies of the SenoScan product.  We have recorded reserves related to this sales that we believe appropriately reflects the risk of an adverse outcome in the case.  We have asserted meritorious defenses to these claims.  We are also a defendant in various lawsuits incident to the operation of our business. We do not believe that any one of these pending legal proceedings would have a material, adverse effect on our consolidated financial position or results of operations.  However, in the aggregate the expense and management distraction resulting from managing numerous lawsuits simultaneously could have a material adverse effect on our financial condition and cash flow if the outcomes are collectively unfavorable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:

None.

Item 3. Defaults Upon Senior Securities:

As of March 31, 2005 and June 30, 2005 we failed to meet a financial covenant contained in the ComVest Purchase Agreement requiring us to achieve certain EBITDA loss targets, which is an event of default, giving ComVest the right to accelerate amounts due under such Notes.  As discussed further in Note 4, we obtained a forbearance of these defaults through September 21, 2005 subject to extension for consecutive 30-day periods at ComVest’s sole and absolute discretion. Therefore, the Notes have been classified as a current liability in the attached consolidated balance sheets.  Due to the continuing Forbearance and our inability to meet other conditions to further funding under the ComVest Purchase Agreement, ComVest will not provide further advances.  The interest rate under the Notes shall be 11.50% until the Forbearance Period ends.  We paid a forbearance fee to ComVest of $87,500 during the three-months ended June 30, 2005 and paid $35,000 for forbearance of the June 30, 2005 financial covenant violation and extension of the Forbearance Period on August 15, 2005. An additional $25,000 forbearance fee will be accrued and paid monthly for each Forbearance Period.

Item 4. Submission of Matters to a Vote of Security Holders:

An annual meeting of stockholders was held on June 1, 2005.

The following directors were re-elected to serve three year terms ending in the year 2008 or until their successors are duly elected and qualified:

Director	For	Against
Taylor Simonton	6,221,856	771,566
Larry Lenig *	6,232,653	760,769

* Mr. Lenig resigned from the Board effective as of May 26, 2005.

Item 5. Other Information:    Not applicable.

Item 6. Exhibits:

(a)          Exhibits:

The following is a list of exhibits filed as part of this Report on Form 10-Q.

10.31	Retention and Severance Benefits Agreement for Steven Durnil dated June 29, 2005

10.32	Retention and Severance Benefits Agreement for David Kirwan dated June 29, 2005
31.1	Certification of Steven Durnil, Chief Executive Officer and President, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of David Kirwan, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

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

Date: August 15, 2005
/s/ STEVEN DURNIL
Steven Durnil
Chief Executive Officer and President
Date: August 15, 2005
/s/ DAVID KIRWAN
David Kirwan
Chief Financial Officer