Form 10-Q
period 2005-09-30
FISCHER IMAGING CORP
filed 2005-11-14
CIK 750901

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2005

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

Yes ☐   No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

The number of shares of Registrant’s Common Stock outstanding as of November 10, 2005 was 9,398,817.

FISCHER IMAGING CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FISCHER IMAGING CORPORATION

CONSOLIDATED BALANCE SHEETS

(amounts in thousands except share data)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$13,229	$1,939
Certificate of deposit, restricted cash	—	514
Accounts receivable, net of allowance for doubtful accounts of $1,402 and $650 at September 30, 2005 and December 31, 2004, respectively	5,234	7,286
Inventories, net	6,826	16,034
Prepaid expenses and other current assets	1,305	751
Total current assets	26,594	26,524
Property and equipment	1,676	11,429
Less: accumulated depreciation	—	(7,612)
Property and equipment, net	1,676	3,817
Intangible assets, net	1,000	1,033
Total assets	$29,270	$31,374

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$7,688	$10,666
Current maturities under capital lease obligation	—	224
Accrued salaries and wages	1,298	1,617
Customer deposits	1,860	3,123
Accrued warranties	2,097	3,013
Deferred service revenue	1,636	1,121
Other current liabilities	3,855	2,591
Total current liabilities	18,434	22,355
Long-term debt	—	1,454
Non-current deferred revenue	—	972
Total liabilities	18,434	24,781
Stockholders’ Equity:
Preferred Stock, 5,000,000 shares authorized:
Series C Junior participating preferred stock, $.01 par value, 500,000 shares authorized, no shares issued and outstanding	—	—
Series D Convertible preferred stock, $.01 par value, 506,667 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 25,000,000 shares authorized; 9,398,817 and 9,374,484 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	94	94
Paid-in capital	49,455	49,400
Accumulated deficit	(38,369)	(42,633)
Accumulated other comprehensive loss	(344)	(268)
Total stockholders’ equity	10,836	6,593
Total liabilities and stockholders’ equity	$29,270	$31,374

The accompanying notes are an integral part of these consolidated financial statements.

FISCHER IMAGING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per share data)

(Unaudited)

	Three-Months Ended		Nine-Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Revenues:
Products	$9,444	$13,710	$27,852	$38,310
Services	3,995	4,091	11,230	11,276
Total revenues	13,439	17,801	39,082	49,586
Cost of sales:
Products	9,537	8,890	28,081	26,624
Services	3,620	4,802	12,277	13,013
Total cost of sales	13,157	13,692	40,358	39,637
Gross margin	282	4,109	(1,276)	9,949
Operating expenses:
Research and development	779	1,722	4,781	4,301
Selling and marketing	1,372	2,257	5,418	7,821
General and administrative	3,336	1,868	8,131	6,048
Impairment of long-lived assets	800	—	800	—
Lease termination fee	4,000	—	4,000	—
Total operating expenses	10,287	5,847	23,130	18,170
Loss from operations	(10,005)	(1,738)	(24,406)	(8,221)
Other income and (expense):
Interest expense	(1,838)	(13)	(3,062)	(34)
Interest income	2	1	7	3
Patent settlement income	—	—	—	5,150
Gain on sale of Mammography Assets	32,000	—	32,000	—
Other (expense) income, net	(11)	5	(75)	33
Total other income and (expense)	30,153	(7)	28,870	5,152
Provision for income taxes	200	—	200	—
Net income (loss)	$19,948	$(1,745)	$4,264	$(3,069)
Net income (loss) per share:
Basic	$2.12	$(0.19)	$0.45	$(0.33)
Diluted	$2.12	$(0.19)	$0.45	$(0.33)
Weighted average shares used to calculate net income (loss) per share:
Basic	9,399	9,363	9,389	9,353
Diluted	9,399	9,363	9,435	9,353

The accompanying notes are an integral part of these consolidated financial statements.

FISCHER IMAGING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	Nine-months ended
	September 30, 2005	September 30, 2004
Cash flows from operating activities:
Net income (loss)	$4,264	$(3,069)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	853	766
Amortization of intangible assets	33	33
Amortization of debt issue costs	2,272	—
Bad debt expense	641	21
Impairment of long-lived assets	800	—
Gain on sale of Mammography Assets	(32,000)	—
Loss on disposal of property and equipment	166	—
Other	123	—
Change in current assets and liabilities
Accounts receivable, net	1,411	(1,098)
Inventories, net	9,208	202
Prepaid expenses and other current assets	(554)	(8)
Accounts payable	(2,978)	2,513
Accrued warranties	(916)	1,690
Customer deposits	(1,263)	(312)
Deferred service revenue	515	401
Other	598	216
Net cash (used in) provided by operating activities	(16,827)	1,355

Cash flows from investing activities:
Redemption of certificate of deposit (restricted cash)	514	—
Purchases of property and equipment	(454)	(1,015)
Proceeds from sale of property and equipment	27	—
Proceeds from sale of Mammography Assets	32,000	—
Net cash provided by (used in) investing activities	32,087	(1,015)

Cash flows from financing activities:
Proceeds from sale of common stock	55	56
Proceeds from senior secured promissory notes	7,000	—
Repayment of senior secured promissory notes	(7,000)	—
Proceeds from junior secured promissory note	5,000	—
Repayment of junior secured promissory note	(5,000)	—
Payment of stock warrant obligation	(1,800)	—
Payment of debt issue costs	(471)	—
Proceeds from line of credit	3,311	—
Repayments on line of credit	(4,765)	—
Payments on capital lease obligation	(224)	(166)
Net cash used in financing activities	(3,894)	(110)

Effect of exchange rate changes on cash	(76)	88
Net increase in cash and cash equivalents	11,290	318
Cash and cash equivalents, beginning of period	1,939	1,396
Cash and cash equivalents, end of period	$13,229	$1,714

The accompanying notes are an integral part of these consolidated financial statements.

FISCHER IMAGING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2005

(UNAUDITED)

(1)   GENERAL

Organization

Fischer Imaging Corporation, together with its wholly owned subsidiaries, (“Fischer” or the “Company”) services mammography and digital imaging products used in the diagnosis of breast cancer and other diseases and manufacturers and sells such products on a limited basis. The Company’s primary focus prior to the consummation of the Hologic transaction on September 29, 2005 (as discussed below) was designing, manufacturing and selling mammography and digital imaging products and using its digital imaging technology in screening and diagnostic mammograms and minimally invasive breast biopsy to aid in the early identification of breast cancer. The Company also continues to sell products that meet selected needs of the broader radiology and electrophysiology markets. The consolidated financial statements include the accounts of Fischer Imaging Corporation and all subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Hologic Transaction and Management’s Plans

Following significant losses and negative cash flows from operations during 2004, which continued into 2005, and delays in the SenoScan redesign program, Fischer entered into a Note and Warrant Purchase Agreement with ComVest Investment Partners II LLC (“ComVest”) on February 22, 2005 (the “ComVest Purchase Agreement”), which provided for the issuance of up to $10.0 million in senior secured promissory notes and a warrant to purchase up to 2,000,000 shares of Fischer common stock.  In February 2005, $5.0 million in notes were issued to ComVest, and in March 2005, notes for an additional $2.0 million were issued to ComVest (the “Notes”).  The $5.0 million of loan proceeds received from ComVest in February 2005 and the $2.0 million loan proceeds received from ComVest in March 2005, were completely consumed to fund operations, working capital needs and to repay the outstanding balance of $2.5 million under the line of credit with Silicon Valley Bank.  In May 2005, the Company stated that it was considering strategic alternatives and retained an international investment bank to assist it in that process.  Due to difficulties in reducing costs, further delays in the SenoScan redesign program, declines in revenue and other negative developments, the Company was left with insufficient cash reserves to continue operations in June 2005.

On June 22, 2005, Fischer entered into an Asset Purchase Agreement (the “Asset Sale Agreement”) with Hologic, Inc. (“Hologic”) in which Fischer agreed to sell to Hologic all of Fischer’s intellectual property rights related to its mammography business and products, including rights to Fischer’s SenoScan® digital mammography and MammoTest® stereotactic breast biopsy systems (the “Mammography Assets”).  Fischer agreed to sell the Mammography Assets, which formed the basis for substantially all of Fischer’s business, to Hologic for a cash purchase price of $32.0 million (the “Asset Sale”).  The Mammography Assets also represented substantially all of Fischer’s assets for purposes of Delaware law.  Hologic agreed to grant Fischer a non-exclusive limited license to use certain Mammography Assets necessary for Fischer to continue to service and support, and satisfy warranty obligations on, the installed base of SenoScan and MammoTest systems (the “Service” business); to fulfill contractual obligations to provide MammoTest and SenoScan systems to Ethicon Endo-Surgery Europe (a subsidiary of Johnson & Johnson, Inc., “EES”) and Philips Medical Systems DMC GmbH (“Philips”), respectively; and to carry out certain activities with respect to Fischer’s radiology, electrophysiology and surgical (“RE&S”) business.

In connection with the execution of the Asset Sale Agreement, Fischer entered into a $5.0 million interest bearing secured term loan with Hologic pursuant to a Loan Agreement, Promissory Note, Security Agreement, Patent Security Agreement and Trademark Security Agreement, each dated as of June 22, 2005.  Fischer used most of this loan for working capital purposes prior to the closing of the Asset Sale on September 29, 2005.

On September 27, 2005, Fischer entered into an Amendment to Lease Agreement (the “Lease Amendment”) with JN Properties, Fischer’s landlord and a company controlled by Morgan Nields, a substantial stockholder and former director, chair of the Board, chief executive officer and chief technology officer of Fischer.  The Lease Amendment provides for the amendment of the Lease dated July 31, 1992 between Fischer and JN Properties (the “Lease”) to allow for the early termination of the Lease within 60 days of written notice from Fischer of intent to vacate or May 31, 2006, whichever is earlier.  Fischer will continue to pay the current rental rate and comply with other terms and conditions of the Lease during the period prior to termination of the Lease.  In exchange for the above, Fischer agreed to pay to JN Properties $4.0 million (the “Amendment Fee”) plus certain accrued 2005 property taxes immediately following the closing of the Hologic transaction.  In the Lease Amendment, JN Properties granted its consent to the transactions contemplated by the Asset Sale Agreement.  The $4.0 million payment has been recognized as “Lease termination fee” in the accompanying consolidated statements of operations in accordance with FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

Also on September 27, 2005, Fischer entered into a Voting and Support Agreement with Morgan Nields and the Robert L. Nields Trust and the Florence Wesson Nields Trust, two trusts for which Mr. Nields is a co-trustee (the “Stockholders”).  The agreement provided that the Stockholders vote all shares beneficially owned by them (the “Shares”) in favor of approval of the Asset Sale Agreement.  The agreement also granted to Fischer designees an irrevocable proxy to vote the Shares in favor of approval of the Asset Sale Agreement.

Prior to the Fischer special meeting of stockholders, on September 28, 2005, Hologic and funds managed by or otherwise related to Deerfield Management L.P. (collectively, “Deerfield”) entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) pursuant to which Hologic agreed to purchase from Deerfield 1,150,000 shares (the “Deerfield Shares”) of Fischer’s Common Stock for a purchase price of $0.45 per share (the last reported sale price of Fischer’s Common Stock as quoted on the Pink Sheets, LLC on September 27, 2005), for an aggregate purchase price of $517,500.  The Deerfield Shares represented approximately 12.2% of the issued and outstanding shares of Fischer’s Common Stock.  Hologic’s obligation to purchase the Deerfield Shares was conditioned on the closing of the Asset Sale.  Under the Stock Purchase Agreement, Deerfield further agreed to vote the Deerfield Shares in favor of the Asset Sale at the Special Meeting.  On September 29, 2005, immediately following the closing of the Asset Sale, Hologic purchased the Deerfield Shares from Deerfield as provided in the Stock Purchase Agreement.

The Asset Sale Agreement was approved by Fischer’s stockholders at a special meeting of stockholders held on September 28, 2005.  The value of the Mammography Assets sold was zero on Fischer’s consolidated balance sheets and therefore the entire $32.0 million proceeds were recognized as Gain on sale of Mammography Assets in the accompanying consolidated statements of operations.  The proceeds from the Asset Sale were disbursed as follows (in thousands):

Repay $5.0 million loan with Hologic, plus related interest	$5,114
Repay the Notes with ComVest, plus related interest	7,444
Payment of stock warrant obligation with ComVest (Note 6)	1,800
Amendment fee to terminate Lease plus certain property taxes	4,180
Settle certain accounts payable due at closing of the Asset Sale	931
$19,469

The remaining proceeds from the Asset Sale of approximately $12.5 million will be used to pay outstanding obligations, to satisfy operational responsibilities in respect of other obligations (including service and warranty obligations and obligations under the EES and Philips agreements); and to continue exploring strategic alternatives for Fischer’s RE&S business and its Service business, with associated warranty obligations.  Management expects that amounts, if any, remaining after these payments and after making adequate cash reserves for contingent liabilities, would be distributed to stockholders.

Concurrent with the Asset Sale, the Company entered into severance and retention arrangements with certain senior executive officers and other non-senior executive employees of Fischer.  Retention payments under these agreements are earned over the periods July 1, 2005 through December 31, 2005 and January 1, 2006 through June 30, 2006 and are currently estimated to be $0.9 million and $0.4 million, respectively.  Severance payments, earned upon involuntary termination, are estimated to be $0.9 million.  Retention payments are being recognized as expense over the period earned, and severance payments will be expensed when the involuntary termination dates are known.

Effective with the Asset Sale, Hologic is the beneficiary of any future earnings and growth in revenues from the Mammography Assets except for activities related to the retained assets/businesses.  Fischer will continue to service and support, and satisfy the warranty obligations on, the installed base of SenoScan and MammoTest systems and fulfill its contractual obligations to provide MammoTest and SenoScan systems to EES and Philips, respectively.  Management has taken and will continue to take steps to reduce its operating costs by reducing the number of employees to the minimum number needed to conduct Fischer’s remaining businesses, terminating certain contracts, and negotiating releases from remaining contractual arrangements.

Fischer may not be successful in continuing to reduce operating costs and may therefore continue to incur substantial losses and reductions in cash as a result of satisfying and maintaining its contractual obligations while exploring strategic alternatives for the RE&S and Service businesses.

As part of exploring strategic alternatives for the RE&S and Service businesses, Fischer plans to actively seek buyers for its RE&S and Service businesses and has hired a strategic advisor to assist with this process.  The Service business may be difficult to sell in light of the continuing warranty obligations that will need to be assumed by a buyer.  The search for buyers may be time consuming, and Fischer may have difficulty supporting its RE&S business and service and warranty obligations while pursuing possible transactions.  In addition, Hologic has a right of first refusal with respect to any written offer for the purchase of Fischer’s continuing Service business.  This right may significantly reduce the interest of potential buyers and make it difficult for Fischer to sell such business.

In addition to selling these businesses, Fischer may have to establish alternative arrangements to satisfy its service, warranty and product distribution obligations. In this case, Fischer may then be subject to increased potential liability under those obligations and would have to use the proceeds from the asset sales to meet these obligations. If there were not sufficient proceeds remaining from the asset sales to pay such obligations then Fischer would be forced to liquidate.

In 2003 Fischer established a direct sales and service presence in Europe in anticipation of sales opportunities for its SenoScan product.  The expense associated with these operations has been high.  As a result of the Asset Sale, the projected revenue in Europe is expected to continue to decline.  Therefore, management is reviewing various strategies to exit this market and significantly reduce or eliminate costs in Europe.

Basis of Presentation

In management’s opinion, the accompanying unaudited consolidated balance sheets, statements of operations and statements of cash flows contain all adjustments necessary to present fairly in all material respects the financial position of the Company at September 30, 2005, its results of operations for the three-months and nine-months ended September 30, 2005 and 2004 and its cash flows for the nine-months ended September 30, 2005 and 2004.  Results of operations and cash flows for the interim periods may not be indicative of the results of operations and cash flows for the full fiscal year.

The factors listed above, among others, raise substantial doubt about Fischer’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  If the Philips Agreement is eventually terminated as discussed in Note 11, management believes it will be required to increase its reserves for excess and obsolete inventories by approximately $1.1 million in a future quarter.  As discussed in Note 4, management assessed the recoverability of its long-lived assets and intangibles, which included assumptions regarding estimated future cash flows and other factors, and estimated that the maximum amount of additional non-cash impairment charges related to fixed assets and intangible assets would be $1.4 million and $1.0 million, respectively.

As a result of the Asset Sale and Lease Amendment, the following non-recurring adjustments were recorded:

•                  The results for the three-months ended September 30, 2005 include:

•                  $0.8 million of impairment of long-lived assets as more fully discussed in Note 4,

•                  $4.0 million of expense related to the Lease Amendment as more fully discussed in Note 5,

•                  an increase of $0.7 million for excess and obsolete inventories as more fully discussed in Note 3,

•                  expenses for legal and financial advisory fees related to the Asset Sale in the amount of $0.6 million, and

•                  a gain on sale of Mammography Assets of $32.0 million.

•                  The results for the nine-months ended September 30, 2005 include:

•                  $0.8 million of impairment of long-lived assets as more fully discussed in Note 4,

•                  $4.0 million of expense related to the Lease Amendment as more fully discussed in Note 5,

•                  a gain on sale of Mammography Assets of $32.0 million,

•                  an increase of $5.1 million to the provision for excess and obsolete inventories as more fully discussed in Note 3,

•                  an increase to cost of sales of $0.6 million for excess inventories related to purchase commitments that management estimates the Company is contractually liable to pay, and

•                  expenses for legal and financial advisory fees related to the Asset Sale in the amount of $1.0 million.

Prior year amounts have been reclassified to conform to the current year’s presentation.

The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Stock Based Compensation

The Company’s stock option grants are accounted for under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  No stock-based employee compensation cost is recognized in net income or loss, unless the option price is less than the current market price at the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation,” to employee stock benefits.

For purposes of this pro forma disclosure, the estimated fair value of the options are assumed to be amortized to expense over the options’ vesting periods (in thousands, except per share amounts).

	Three-Months Ended		Nine-Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Net income (loss) as reported	$19,948	$(1,745)	$4,264	$(3,069)
Fair value-based compensation cost, net of tax	681	(300)	(470)	(878)
Pro forma net income (loss)	$20,629	$(2,045)	$3,794	$(3,947)

Basic income (loss) per share:
As reported	$2.12	$(0.19)	$0.45	$(0.33)
Pro forma	$2.19	$(0.22)	$0.40	$(0.42)

Diluted income (loss) per share:
As reported	$2.12	$(0.19)	$0.45	$(0.33)
Pro forma	$2.19	$(0.22)	$0.40	$(0.42)

Recently Issued Accounting Pronouncements

The FASB has issued SFAS No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment” which supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance.  Under SFAS No. 123R, all share-based payments would be treated as other forms of compensation by recognizing the costs, generally measured as the fair value at the date of grant, in the income statement.  Fischer will be required to adopt SFAS No. 123R for its fiscal year beginning January 1, 2006. Fischer is evaluating the requirements of SFAS No. 123R and has not yet determined which method of adoption it will employ or the impact on its results of operations, financial position or liquidity.

The FASB has issued Statement of Financial Accounting Standards No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). The provisions of SFAS 151 are intended to eliminate narrow differences between the existing accounting standards of the FASB and the International Accounting Standards Board (IASB) related to inventory costs, in particular, the treatment of abnormal idle facility expense, freight, handling costs and spoilage. SFAS No. 151 requires that these costs be recognized as current period charges regardless of the extent to which they are considered abnormal. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material impact on the Company’s results of operations, financial position or liquidity.

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

(3)   INVENTORIES

The Company values inventory at the lower of cost or market using the first-in, first-out (FIFO) method. The Company assesses the recoverability of inventory based on obsolescence or overstocked inventory equal to the difference between the cost of inventory and the estimated market value based upon historical experience and assumptions about future demand and changes in market conditions. These assessments require judgments and estimates, and valuation adjustments for excess and obsolete inventory may be recorded based on these periodic assessments. As a result of a reduction in forecasted sales resulting from the Asset Sale and changes in market conditions, the provision for excess and obsolete inventories increased by $0.7 million and $5.1 million in the three and nine-months ended September 30, 2005, respectively.

Inventories consisted of the following components (in thousands):

	September 30, 2005	December 31, 2004
Raw materials	$4,775	$8,952
Work in process and finished goods	7,846	8,866
Reserve for excess and obsolete inventories	(5,795)	(1,784)
Inventories, net	$6,826	$16,034

(4)   IMPAIRMENT OF LONG-LIVED ASSETS

The Company’s policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets, of certain identifiable intangibles and of goodwill when certain events have taken place that indicate that the remaining balance may not be recoverable.  Fischer evaluates the carrying value of its property and equipment at the consolidated level since the Company believes that is the lowest identifiable level of cash flows for these assets.  Fischer evaluates the carrying value of the intangibles at the consolidated level since there are no components that constitute a business for which discrete financial information is available below the segment level.  As a result of the Asset Sale, Lease Amendment and further declines in the stock price, management determined a recoverability test should be completed as of September 30, 2005.

Since the future estimated cash outflows are currently estimated to be greater than the inflows as a result of the Asset Sale, the carrying amounts of the assets exceeded the estimated undiscounted cash flows.  Management estimated the fair value of the assets by reviewing the value of the remaining businesses and other long-lived assets and determined an impairment had occurred.  Fair value of the long-lived assets was determined through inquiry of advisors and comparison to other sales of fixed assets.  Therefore, an impairment of long-lived assets of $0.8 million was recognized during the three-months ended September 30, 2005.

If the estimates of fair value change in the future, the Company may be required to record additional impairment charges for the long-lived assets and intangibles.  Based upon the minimum fair value calculations, the maximum amount of impairment charges related to property and equipment and intangible assets would be $1.4 million and $1.0 million, respectively.

(5)   LEASE TERMINATION FEE AND RESTRUCTURING EXPENSE

During the nine-months ended September 30, 2005, the Company recognized restructuring charges in the amount of $4.9 million of which $0.9 million is related to termination benefits for approximately 65 employees across all departments.  The majority of the termination benefits expense has been recorded as “Research and development” and “General and administrative” in the accompanying consolidated statements of operations.  The remaining $4.0 million is related to the lease termination fee.

As disclosed in Note 1, on September 27, 2005, Fischer entered into a Lease Amendment with JN Properties.  The Lease Amendment provides for the amendment of the Lease dated July 31, 1992 to allow for the early termination of the Lease within 60 days of written notice from Fischer of intent to vacate or May 31, 2006, whichever is earlier.  Fischer will continue to pay the current rental rate and comply with other terms and conditions of the Lease during the period prior to termination of the Lease.  In exchange for the above, Fischer agreed to pay to JN Properties $4.0 million plus certain accrued 2005 property taxes immediately following the closing of the Hologic transaction.  The $4.0 million payment made on September 29, 2005 has been recognized as “Lease termination fee” in the accompanying consolidated statements of operations.  The following is a roll forward of the restructuring accrual (in thousands):

	Termination Benefits	Lease Termination Fee	Total
Balance at December 31, 2004	$—	$—	$—
Expense	862	4,000	4,862
Payments	(420)	(4,000)	(4,420)
Balance at September 30, 2005	$442	$—	$442

The restructuring accrual is included in “Other Current Liabilities” in the accompanying consolidated balance sheets.

(6)   BORROWINGS AND WARRANTS

In June 2003, the Company entered into an $8.0 million credit facility with Silicon Valley Bank, subject to restrictions based on eligible receivables. The outstanding balance as of December 31, 2004 was $1.5 million.  On February 22, 2005, the Company refinanced the $2.5 million then outstanding under this credit facility on a long-term debt basis with ComVest and terminated this credit facility.  The Company accounted for the refinanced debt as long-term in the accompanying consolidated balance sheet as of December 31, 2004 pursuant to FASB Statement No. 6, “Classification of Short-term Obligations Expected to be Refinanced.”

On February 22, 2005, the Company entered into the ComVest Purchase Agreement, which provided for up to $10.0 million of senior secured debt financing.  At closing, Fischer issued and sold a senior secured promissory note in the principal amount of $5.0 million to ComVest. In connection with the issuance of this note, Fischer issued to ComVest a warrant (the “Warrant”) to purchase 2,000,000 shares of Common Stock at an exercise price of $4.25 per share.

On March 29, 2005 the Company and ComVest amended the ComVest Purchase Agreement and the Company issued and sold an additional $2.0 million senior secured promissory note to ComVest, bringing the total amount borrowed from ComVest to $7.0 million.  Also in connection with the funding of the secondary note, the Company agreed to amend the Warrant to provide ComVest with a put option, exercisable at $0.90 per warrant share, upon the occurrence of certain trigger events.  In connection with the closing of the Asset Sale, ComVest exercised its put option, and at closing, Fischer paid $1.8 million in satisfaction of the stock warrant obligation.  In addition, amounts due under the ComVest promissory notes were paid upon the closing of the Asset Sale.

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

As of February 22, 2005, the stock warrant obligation fair value was estimated to be $2.9 million.  As required by APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” the issuance proceeds must be allocated between the amount applicable to the debt and the amount applicable to the Warrant based upon relative fair values of the debt and the Warrants at issuance date.  As a result, Fischer increased “Debt issue costs” by $1.8 million, which were amortized to interest expense by the closing of the Asset Sale.

The fair value of the stock warrant obligation was estimated using the Black-Scholes option-pricing model.  The stock price was discounted by 40% to consider marketability of the common stock itself and the resulting Black-Scholes fair value was discounted by 20% to consider the lack of marketability of the Warrant.  In addition, the minimum fair value is the cash value of the put option of $1.8 million or $0.90 per warrant share.  The following summarizes the significant assumptions as of February 22, 2005:

Stock price (10-day average)	$4.55
Discounted stock price	$2.73
Volatility	94.9%
Dividend yield	0.00%
Risk-free interest rate	3.89%
Expected life (years)	5.00
Black-Scholes fair value	$1.84
Fair value per warrant share	$1.47

As previously discussed, in connection with the execution of the Asset Sale Agreement, Fischer entered into a $5.0 million interest bearing secured term loan with Hologic pursuant to a Loan Agreement, Promissory Note, Security Agreement, Patent Security Agreement and Trademark Security Agreement, each dated as of June 22, 2005.  Hologic deducted all amounts outstanding under the promissory note from the purchase price payable at the closing of the Asset Sale.

The capital lease obligation as of December 31, 2004 was a two-year obligation for primarily computer equipment and software. The capital lease was secured by computer equipment.  As of September 30, 2005, all long-term debt and capital lease obligations had been paid and no further funding was available through those sources.  Long-term debt and capital lease obligation as of December 31, 2004 consist of the following (in thousands):

Long-term (Credit facility refinanced to long-term debt)	$1,454
Capital lease obligation	224
Total	1,678
Less—Current maturities	224
Long-term debt	$1,454

(7)   NET EARNINGS PER SHARE

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

A reconciliation between the number of securities used to calculate basic and diluted net loss per share is as follows (in thousands):

	Three-Months Ended		Nine-Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Weighted average of common shares outstanding:
Basic	9,399	9,363	9,389	9,353
Dilutive effect of stock options	—	—	46	—
Diluted	9,399	9,363	9,435	9,353

For the three-months ended September 30, 2005 and 2004, 922,750 and 1,442,924, respectively, of options to purchase shares of common stock were outstanding but not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.  For the nine-months ended September 30, 2005 and 2004, 876,402 and 1,372,676, respectively, of options to purchase shares of common stock were outstanding but not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. The Company excluded the impact of outstanding warrants in 2005 as the put option was exercised and did not result in equity or would have been anti-dilutive.

(8)   COMPREHENSIVE INCOME (LOSS )

Comprehensive income (loss) is defined as the change in equity of an enterprise other than the change resulting from investments by, or distributions to, its owners. Foreign currency translation adjustments for the three and nine-months ended September 30, 2005 resulted in a currency translation gain due to the change exchange rates in United States Dollar to the Euro during the periods.

For the Company, comprehensive income (loss) includes only net income (loss) and foreign currency translation adjustments as follows (in thousands):

	Three-Months Ended		Nine-Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Net income (loss)	$19,948	$(1,745)	$4,264	$(3,069)
Foreign currency translation adjustments	(48)	39	(76)	88
Comprehensive income (loss)	$19,900	$(1,706)	$4,188	$(2,981)

(9)   SEGMENT AND CUSTOMER INFORMATION

The Company operates in a single industry segment: the manufacture and service of specialty digital imaging systems and other medical devices primarily used in screening, diagnostic and interventional procedures. The Company manufactures its products in the United States and distributes them in the United States, Europe and elsewhere.  The Company’s chief operating decision makers use consolidated results to make operating and strategic decisions.

Internationally, the Company markets and supports its products primarily through it subsidiaries and various dealers.  Revenues are attributed to geographic areas based on the location of the customer.  International long-lived assets are located in Switzerland.  The following table represents a summary of revenues and long-lived assets (in thousands):

	Three-Months Ended		Nine-Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Revenues:
United States	$12,520	$14,811	$34,383	$37,238
Mexico	—	562	—	7,306
Other International	919	2,428	4,699	5,042
Total	$13,439	$17,801	$39,082	$49,586

	As of
	September 30, 2005	December 31, 2004
Long-lived assets, net:
United States	$1,556	$3,599
International	120	218
Total	$1,676	$3,817

The Company’s revenues generally are concentrated among customers in the healthcare industry and consist of healthcare organizations, government facilities and dealers. The Company establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Accounts receivable are generally unsecured.

Customers representing greater than 10% of the Company’s revenue during any of the reporting periods:

	Three-Months Ended		Nine-Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Intec Mexico, S.A. de C.V.	0.0%	3.2%	0.0%	15.0%
Eastman Kodak	11.8	12.9%	9.1	9.2%

Revenue grouped by similar products and services (in thousands):

	Three-Months Ended		Nine-Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Product Revenue:
Digital Mammography	$3,152	$4,265	$7,092	$17,461
Stereotactic Breast Biopsy	3,915	6,626	14,616	13,468
RE&S Products	2,377	2,819	6,144	7,381
Service Revenue	3,995	4,091	11,230	11,276
Total	$13,439	$17,801	$39,082	$49,586

(10)   PROVISION FOR INCOME TAXES

The Asset Sale will be treated as a sale of corporate assets in exchange for cash for the full purchase price of $32.0 million.  Although Fischer will recognize gain for federal income tax purposes as a result of the Asset Sale, such gain will be offset by Fischer’s loss from operations for the current year and its net operating loss carryforwards (“NOLs”).  For alternative minimum tax (“AMT”) purposes only, 90% of AMT taxable income may be offset by alternative tax NOLs, and Fischer expects that the amount of AMT will be approximately $200,000.  As of September 30, 2005 the Company had a 100% valuation allowance against its deferred tax assets that resulted in a net deferred tax asset of $0.

(11)   COMMITMENTS AND CONTINGENCIES

Litigation

The Company was a defendant in a breach of contract suit brought by International Surgical Systems in the federal District Court of Arizona.  In June 2005, Fischer settled the suit for a nominal amount, which was paid in October 2005 and accrued at September 30, 2005.

The Company has received notice that it may be named as a defendant by several customers seeking to be repaid their purchase price related to claimed deficiencies in the SenoScan product.  The Company has recorded reserves at September 30, 2005 related to these sales that it believes appropriately reflects the risk of an adverse outcome.  The Company believes that it has asserted meritorious defenses to these claims.  The Company is also a defendant in various lawsuits brought by vendors, suppliers and others incident to the operation of its business. The Company does not believe that any one of these pending legal proceedings would have a material adverse effect on the consolidated financial position or results of operations of the Company.  However, in the aggregate the potential liability and management distraction resulting from managing numerous lawsuits simultaneously could have a material adverse effect on the financial condition and cash flow of the Company if the outcomes are collectively unfavorable.

Regulatory Actions

The Company is subject to periodic inspections by the Food and Drug Administration (“FDA” or the “agency”).  The primary purpose of these inspections is to verify the compliance of a company’s quality system with the requirements of FDA’s Good Manufacturing Practices, also known as the Quality System Regulation, and other FDA regulations governing medical devices.  During these inspections, the agency evaluates a company’s state of compliance with various FDA regulations and the adequacy of the company’s actions to correct observations from earlier inspections and Warning Letter(s).  In early 2005, the FDA conducted an inspection of the Company’s Quality System with the above objectives. On May 13, 2005 the FDA completed the inspection and presented a Form 483 formally describing observations with respect to the Company’s compliance with various FDA requirements. This inspection did not resolve the issues described in the Warning Letter issued to the Company in December

2002 by the FDA, which remains in effect.  The Company retained the services of a consultant and responded to the Form 483 findings within one week following the conclusion of the inspection.  The response described a corrective action plan to address each of the observations included on the Form 483.  Many corrective actions were completed before the May 13, 2005 conclusion of the inspection.  Since the conclusion of the inspection, the Company has provided the FDA with periodic progress reports of its corrective actions.  To date, there has been no written response from the FDA regarding the adequacy of the Company’s corrective action plan.  In addition to the regular status reports, the Company has met with the FDA regarding the status of the corrective actions and another meeting is planned.  Communication with the FDA regarding the inspection and the Company’s progress in completing required corrective actions will continue.  Pending feedback on and modifications to the corrective action plan from the FDA, the Company expects to complete corrective actions related to this inspection by December 31, 2005.  The Company’s goal is to address the FDA’s inspectional observations without the agency pursuing additional regulatory or enforcement action.  There can be no assurance, however, that the Company’s efforts will be successful and that the FDA will not pursue such actions which could include, but not be limited to, the issuance of another Warning Letter; a court-ordered injunction; product seizures; recall of products; and criminal and/or civil proceedings.  If an injunction is issued, it may preclude the Company from shipping products or replacement parts until corrective action is taken and verified by the FDA.  Further, failure to satisfy the FDA requirements can result in an inability to receive awards of federal government contracts or new marketing or export clearance for products.

Philips

Fischer received notification on September 2, 2005 by Philips that it had ceased sales activities for the present time with respect to the SenoScan product and that it intended to terminate the Master Purchasing Agreement, dated October 14, 2004, between Fischer and Philips should the Asset Sale Agreement be approved by stockholders and consummated. Fischer has not received notification from Philips that the Philips Agreement has been terminated.  However, Fischer expects to meet with Philips in November 2005 to discuss its intent to fulfill its contractual obligations and, if applicable, the terms and conditions of termination.  Fischer is unable to predict the outcome of these discussions or the amount, if any, that may be demanded by Philips.  Any payments made to Philips by Fischer may materially reduce amounts, if any, that may be available for distribution to Fischer’s stockholders from the proceeds of the Asset Sale.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Language

This report contains forward-looking information that involves risk and uncertainties, including statements regarding our plans, objectives, expectations, and intentions.  Such statements include, without limitation, statements regarding various estimates we have made in preparing our consolidated financial statements, statements regarding anticipated uses of proceeds from the closing of the Asset Sale, Philips’ intent to terminate the Philips Agreement and potential outcomes regarding the terms and conditions of the termination including the effect of any payments to Philips on potential distributions to stockholders, the effect on Fischer of potential or continuing litigation, potential distributions to stockholders, our plans to reduce operating costs, our plans to sell the RE&S and Service businesses, our ability to satisfy service and warranty and product distribution obligations, our plans with respect to our European operations, our estimate of fair value used to estimate the impairment charge, as well as statements regarding expected future trends relating to our results of operations and the sufficiency of our liquidity and access to additional capital resources.  These forward-looking statements are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those anticipated.  Factors that could cause actual results to materially differ include, without limitation;

•                  the impact of continuing losses on our liquidity and our ability to take action to maintain liquidity;

•                  our ability to sell the RE&S and Services businesses;

•                  our reliance on a single source of supply for some key components of our products and Service business, as well as the need to comply with especially high standards for those components in the manufacture of our SenoScan product;

•                  anticipated increases in reserves for excess and obsolete inventories;

•                  the anticipated maximum impairment charges for fixed and intangible assets;

•                  our ability to negotiate claims with creditors, vendors and customers;

•                  our ability to retain key employees;

•                  our ability to predict accurately the demand for our products and to develop strategies to address our markets successfully;

•                  technical innovations that could render products marketed by us obsolete;

•                  competition; and

•                  an adverse action taken by the Food and Drug Administration regarding the Form 483 issued in May 2005.

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

The critical accounting policies that we believe affect the more significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. There have been no material changes to our critical accounting policies, as described in that Form 10-K, except for analysis of impairment completed September 30, 2005.

Impairment

Our policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets, of certain identifiable intangibles and of goodwill when certain events have taken place that indicate that the remaining balance may not be recoverable.  During the three-months ended September 30, 2005 the following indicators of impairment occurred:

•                  Significant adverse change to the extent in which the property and equipment are being used as a result of the Asset Sale.

•                  Lease Amendment entered into to allow for the early termination of the Lease within 60 days of written notice of our intent to vacate or May 31, 2006, whichever is earlier.

•                  Continuing operating losses and negative cash flows in the three-months ended September 30, 2005 and a forecast that demonstrates continuing losses for the foreseeable future.

•                  We plan to actively seek buyers for our RE&S and Service businesses, which may mean that long-lived assets and intellectual property could be sold before the end of their previously estimated useful lives.

•                  A significant drop in Fischer’s stock price.

We evaluate the carrying value of our property and equipment at the consolidated level since we believe that is the lowest identifiable level of cash flows for these assets.  We evaluate the carrying value of the intangibles at the consolidated level since there are no components that constitute a business for which discrete financial information is available below the operating segment level.

Since the future estimated cash outflows are currently estimated to be greater than the inflows as a result of the Asset Sale, the carrying amounts of the assets exceeded the estimated undiscounted cash flows.  Management estimated the fair value of the assets by reviewing the value of the remaining businesses and other long-lived assets and determined an impairment had occurred.  Fair value of the long-lived assets was determined through inquiry of advisors and comparison to other sales of fixed assets.  Therefore, an impairment of long-lived assets of $0.8 million was recognized during the three-months ended September 30, 2005. As a result of the impairment charge, depreciation expense may increase from historical rates in the future.

If the estimates of fair value change in the future, we may be required to record additional impairment charges for the long-lived assets and intangibles.  Based upon the minimum fair value calculations, the maximum amount of impairment charges related to property and equipment and intangible assets would be $1.4 million and $1.0 million, respectively.

Hologic Transaction and Management’s Plans

We have continued to experience significant losses and negative cash flows from operations.  The $7.0 million in financing obtained from ComVest was completely consumed to fund operations, working capital needs and to repay the outstanding balance of $2.5 million under the line of credit with Silicon Valley Bank.  Due to difficulties in reducing costs, further delays in the SenoScan redesign program and the declines in revenue and other negative developments, we were left with insufficient cash reserves to continue operations in June 2005.

On June 22, 2005, we entered into an Asset Sale Agreement with Hologic in which we agreed to sell to Hologic all of the Mammography Assets for a cash purchase price of $32.0 million.  Hologic agreed to grant us a non-exclusive limited license to use certain Mammography Assets necessary for us to continue to service and support, and satisfy warranty obligations on, the installed base of SenoScan and MammoTest systems; to fulfill contractual obligations to provide MammoTest and SenoScan systems to EES and Philips, respectively; and to carry out certain activities with respect to the RE&S business.

In connection with the execution of the Asset Sale Agreement, we entered into a $5.0 million interest bearing secured term loan with Hologic pursuant to a Loan Agreement, Promissory Note, Security Agreement, Patent Security Agreement and Trademark Security Agreement, each dated as of June 22, 2005.  We used most of this loan for working capital purposes prior to the closing of the Asset Sale on September 29, 2005.

On September 27, 2005, we entered into the Lease Amendment.  The Lease Amendment provides for the amendment of the Lease dated July 31, 1992 to allow for the early termination of the Lease within 60 days of written notice from Fischer of intent to vacate or May 31, 2006, whichever is earlier.  We will continue to pay the current rental rate and comply with other terms and conditions of the Lease during the period prior to termination of the Lease.  In exchange for the above, we agreed to pay $4.0 million plus certain accrued 2005 property taxes immediately following the closing of the Hologic transaction.

Also on September 27, 2005, we entered into a Voting and Support Agreement with the Stockholders.  The agreement provides that the Stockholders will vote the Shares in favor of approval of the Asset Sale Agreement.  The agreement granted us an irrevocable proxy to vote the Shares as provided in the Asset Sale Agreement.

Prior to the Fischer special meeting of stockholders, on September 28, 2005, Hologic and funds managed by or otherwise related to Deerfield entered into a Stock Purchase Agreement pursuant to which Hologic agreed to purchase from Deerfield the Deerfield Shares for a purchase price of $0.45 per share (the last reported sale price of Fischer’s Common Stock as quoted on the Pink Sheets, LLC on September 27, 2005), for an aggregate purchase price of $517,500.  The Deerfield Shares represented approximately 12.2% of the issued and outstanding shares of Fischer’s Common Stock.  Hologic’s obligation to purchase the Deerfield Shares was conditioned on the closing of the Asset Sale.  Under the Stock Purchase Agreement, Deerfield further agreed to vote the Deerfield Shares in favor of the Asset Sale at the Special Meeting.  On September 29, 2005, immediately following the closing of the Asset Sale, Hologic purchased the Deerfield Shares from Deerfield as provided in the Stock Purchase Agreement.

The Asset Sale Agreement was approved by our stockholders at a special meeting of stockholders held on September 28, 2005.  The value of the Mammography Assets sold was zero on our consolidated balance sheets and therefore the entire $32.0 million proceeds were recognized as Gain on sale of Mammography Assets in the accompanying consolidated statements of operations.  The proceeds from the Asset Sale were disbursed as follows (in thousands):

Repay $5.0 million loan with Hologic, plus related interest	$5,114
Repay the Notes with ComVest, plus related interest	7,444
Payment of stock warrant obligation with ComVest (Note 6)	1,800
Amendment fee to terminate Lease plus certain property taxes	4,180
Settle certain accounts payable due at closing of the Asset Sale	931
$19,469

The remaining proceeds from the Asset Sale of approximately $12.5 million will be used to pay outstanding obligations, to satisfy operational responsibilities in respect of other obligations (including service and warranty obligations and obligation under the EES and Philips agreements); and to continue exploring strategic alternatives for our RE&S business and our Service business, with associated warranty obligations.  Management expects that amounts, if any, remaining after these payments and after making adequate reserves for contingent liabilities, would be distributed to stockholders.

Concurrent with the Asset Sale, we entered into severance and retention arrangements with certain senior executive officers and other non-senior executive employees of Fischer.  Retention payments under these agreements are earned over the periods July 1, 2005 through December 31, 2005 and January 1, 2006 through June 30, 2006 and are currently estimated to be $0.9 million and $0.4 million, respectively.  Severance payments, earned upon an involuntary termination, are estimated to be $0.9 million.

These factors, among others, raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Effective with the Asset Sale, Hologic is the beneficiary of any future earnings and growth in revenues from the Mammography Assets except for activities related to the retained assets/businesses.  We will continue to service and support, and satisfy the warranty obligations on, the installed base of SenoScan and MammoTest systems and fulfill our contractual obligations to provide MammoTest and SenoScan systems to EES and Philips, respectively.  Management has taken and will continue to take steps to reduce our operating costs by reducing the number of employees to the minimum number needed to conduct our remaining businesses, terminating certain contracts, and negotiating releases from remaining contractual arrangements.

We may not be successful in continuing to reduce operating costs and may therefore continue to incur substantial losses and reductions in cash as a result of satisfying and maintaining our contractual obligations while exploring strategic alternatives for the RE&S and Service businesses.

As part of exploring strategic alternatives for the RE&S and Service businesses, we plan to actively seek buyers for our RE&S and Service businesses and have hired a strategic advisor to assist with this process.  The Service business may be difficult to sell in light of the continuing warranty obligations that will need to be assumed by a buyer.  The search for buyers may be time consuming, and we may have difficulty supporting our RE&S business and service and warranty obligations while pursuing possible transactions.  In addition, Hologic has a right of first refusal with respect to any written offer for the purchase of our continuing Service business.  This right may significantly reduce the interest of potential buyers and make it difficult for us to sell such business.

In addition to selling these businesses, we may have to establish alternative arrangements to satisfy our service, warranty and product distribution obligations. In this case, we may then be subject to increased potential liability under those obligations and would have to use the proceeds from the asset sales to meet these obligations. If there were not sufficient proceeds remaining from the asset sales to pay such obligations then we would be forced to liquidate.

In 2003 we established a direct sales and service presence in Europe in anticipation of sales opportunities for our SenoScan product.  The expense associated with these operations has been high.  As a result of the Asset Sale, the projected revenue in Europe is expected to continue to decline.  Therefore, management is reviewing various strategies to exit this market and significantly reduce or eliminate costs in Europe.

Overview

We reported net income of $19.9 million for the three-months ended September 30, 2005 compared to net loss of $1.7 million for the three-months ended September 30, 2004.  We reported net income of $4.3 million for the nine-months ended September 30, 2005 compared to net loss of $3.1 million for the nine-months ended September 30, 2004.  The following items contributed to these results:

•                  The financial results for the three and nine-months ended September 30, 2005 include $32.0 million related to the gain on sale of our Mammography Assets as discussed in Note 1 of the accompanying consolidated financial statements.

•                  The financial results for the three and nine-months ended September 30, 2005 include $0.8 million of impairment of long-lived assets as more fully discussed in Note 4 of the accompanying consolidated financial statements.

•                  The financial results for the three and nine-months ended September 30, 2005 include $4.0 million of expense related to the payment of a fee to allow early termination of the Lease as more fully discussed in Note 5 of the accompanying consolidated financial statements.

•                  The financial results for the three and nine-months ended September 30, 2005 include an increase of $0.7 million and $5.1 million, respectively, to our reserves for excess and obsolete inventories as a result of a reduction in forecasted sales due to the Asset Sale and changes in market conditions as discussed in Note 3 of the accompanying consolidated financial statements.

•                  The financial results for the nine-months ended September 30, 2005 include an increase to cost of sales of $0.6 million for excess inventories arising from purchase commitments that management estimates Fischer is contractually liable to pay.

•                  The financial results for the three and nine-months ended September 30, 2005 include an increase in expenses related to cash employee severance of $0.4 million and $0.9 million, respectively.  We eliminated 34 positions in our Thornton, Colorado facility on June 30, 2005.  Due to turnover and additional elimination of positions, another 82 positions have been eliminated.  Some of these positions were eliminated as part of our continued implementation of our previously announced plan to improve operating efficiencies in order to reduce cost of sales, improve gross margin and lower overall operating costs as a percentage of revenues.  In addition, a number of positions were eliminated as a result of the Asset Sale.  As of September 30, 2005, approximately $0.4 million of the employee severance for these terminations remains outstanding.  Approximately 67% of the remaining severance payments will be paid out by December 31, 2005 with the balance paid out over the next two quarters.

•                  The financial results for the nine-months ended September 30, 2005 include expenses for legal and financial advisory fees related to the Asset Sale in the amount of $1.0 million.

•                  The financial results for the three and nine-months ended September 30, 2005 include interest expense, amortization of debt issue costs and fees related to the ComVest agreements and Hologic loan of approximately $1.8 million and $2.9 million, respectively.

•                  Product revenues decreased by 31.1% to $9.4 million for the three-months ended September 30, 2005 from $13.7 million for the three-months ended September 30, 2004.  Third quarter 2004 sales included $0.6 million of a non-domestic sale that was shipped in December 2003 and installed in the third quarter.  The remainder of the decrease is due to sales volume decreases across all product lines mainly due to performance, workflow and connectivity solutions, the announcement of the Asset Sale and lower than average sales prices in our SenoScan product line.

•                  We recognized patent settlement income in the amount of $5.2 million during the nine-months ended September 30, 2004.

Results of Operations

The following table sets forth the percentage of revenues represented by certain data included in our statements of operations for the periods indicated:

	Three-Months Ended		Nine-Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Revenues:
Product revenues	70.3%	77.0%	71.3%	77.3%
Service revenues	29.7	23.0	28.7	22.7
Total revenues	100.0	100.0	100.0	100.0
Cost of sales:
Products	71.0	49.9	71.9	53.7
Services	26.9	27.0	31.4	26.2
Research and development	5.8	9.7	12.2	8.7
Selling and marketing	10.2	12.7	13.9	15.8
General and administrative	24.8	10.5	20.8	12.2
Impairment of long-lived assets	6.0	—	2.0	—
Lease termination fee	29.8	—	10.2	—
Loss from operations	(74.5)	(9.8)	(62.4)	(16.6)
Other income (expense), net	224.4	—	73.9	10.4
Provision for income taxes	(1.5)	—	(0.5)	—
Net (loss) income	148.4%	(9.8)%	11.0%	(6.2)%

Product Revenues

Total revenues decreased 24.5% to $13.4 million for the three-months ended September 30, 2005 from $17.8 million for the three-months ended September 30, 2004.  Product revenues decreased 31.1% to $9.4 million for the three-months ended September 30, 2005 from $13.7 million for the three-months ended September 30, 2004.

•                  SenoScan digital mammography product revenue decreased 26.1% or $1.1 million to $3.2 million in the third quarter of 2005 from $4.3 million in third quarter of 2004.  Third quarter 2004 sales included $0.6 million of a non-domestic sale that was shipped in December 2003 and installed in the third quarter of 2004. Without this non-domestic sale, SenoScan digital mammography product revenue decreased 14.9% or $0.6 million due to a decrease in price due to the announcement of the Asset Sale.

•                  Revenues from our MammoTest breast biopsy products decreased 40.9% or $2.7 million to $3.9 million in the third quarter of 2005 from $6.6 million in the third quarter of 2004. The decrease in MammoTest product revenue is primarily due to decrease in sales volume decrease.  Approximately $0.6 million of the volume decline is due to receiving lower than anticipated EES orders.

•                  RE&S products revenues decreased $0.4 million to $2.4 million in the third quarter of 2005 from $2.8 million in the third quarter of 2004.  The sales decrease on RE&S products in the third quarter of 2005, as compared to the third quarter of 2004, was primarily due to sales volume decreases across all product lines.

Total revenues decreased 21.2% to $39.1 million for the nine-months ended September 30, 2005 from $49.6 million for the nine-months ended September 30, 2004.  Product revenues decreased 27.3% to $27.9 million in the first nine months of 2005 from $38.3 million in the first nine months of 2004.

•                  SenoScan digital mammography product revenue decreased 59.4% or $10.4 million to $7.1 million in the first nine months of 2005 from $17.5 million in the first nine months of 2004.  Revenues for the nine-months ended September 30, 2004 included $7.3 million of a non-domestic sale that was shipped in December 2003 and installed during the nine months ended September 30, 2004. Without this non-domestic sale, SenoScan digital mammography product revenue decreased 30.2% or $3.1 million due to the sale of fewer units and due to our inability to provide upgrades and enhancements to our workflow management software and introducing alternative workflow solutions and other performance enhancements and the announcement of the Asset Sale.

•                  Revenues from our MammoTest breast biopsy products increased 8.5% or $1.1 million to $14.6 million during the nine-months ended September 30, 2005 from $13.5 million during the nine-months ended September 30, 2004. The increase in MammoTest product revenue is primarily due to a sales volume increases due to $0.5 million of additional sales in Europe and stronger demand for the product in the U.S early in the year.  We regained the CE Mark on our product distributed in the European Union in May 2004, enabling us to resume shipments there.

•                  The RE&S products revenues decreased $1.2 million to $6.1 million during the nine-months ended September 30, 2005 from $7.4 million during the nine-months ended September 30, 2004 was primarily due to sales volume decreases across all product lines.

As a result of the announcement of the Asset Sale, we were faced and continue to be faced with additional competitive pressures and declining sales in the SenoScan and MammoTest area.  In addition, perception of our financial condition adversely affects our revenues and we expect it will further deteriorate in future quarters.  We intend to continue to service and support, and satisfy the warranty obligations on, the installed base of SenoScan and MammoTest systems and fulfill contractual obligations to provide MammoTest and SenoScan systems to EES and Philips, respectively.

Management expects to fulfill our contractual obligations to EES but cannot predict the amount of revenue to be generated under this contract due to EES inability to make firm purchase commitments.  Quarterly sales to EES have ranged from $0.2 million to $3.3 million since January 1, 2004.

We were informed on September 2, 2005 by Philips that it had ceased sales activities for the present time with respect to the SenoScan product and that it intended to terminate the Master Purchasing Agreement, dated October 14, 2004, between Fischer and Philips (the “Philips Agreement”) should the Asset Sale Agreement be approved by stockholders and consummated.  We have not received notification from Philips that the Philips Agreement has been terminated.  However,  we expect to meet with Philips in November 2005 to discuss our intent to fulfill our contractual obligations and, if applicable, the terms and conditions of the termination.  We are unable to predict the outcome of these discussions or the amount, if any, that may be demanded by Philips.  Any payments made to Philips by us may materially reduce amounts, if any, that may be available for distribution to our stockholders from the proceeds of the Asset Sale. If the Philips Agreement is eventually terminated, management believes it will be required to increase reserves for excess and obsolete inventories by approximately $1.1 million in a future quarter.

Service Revenues

Our service revenues for the three-months ended September 30, 2005 decreased 2.3% to $4.0 million from $4.1 million during the comparable quarter in 2004. The decreases in the three-month period ended September 30, 2005 in relation to the comparable periods in 2004 are primarily due to a decline in installation revenue due to lower product sales partially offset by higher number of MammoTest and SenoScan units on service contracts in both the U.S. and Europe leading to an increase in contract revenue.

Our service revenues for the nine-months ended September 30, 2005 decreased 0.4% to $11.2 million from $11.3 million during the nine-months ended September 30, 2004. The increases in the nine-month period ended September 30, 2005 in relation to the comparable period in 2004 are primarily due to a decline in installation revenue due to lower product sales partially offset by higher number of MammoTest and SenoScan units on service contracts in both the U.S. and Europe leading to an increase in contract revenue.

As a result of the announcement of the Asset Sale, we were faced and continue to be faced with additional competitive pressures and declining contract sales in the SenoScan and MammoTest area.  In addition, perception of our financial condition adversely affects our service revenues and we expect it will further deteriorate in future quarters.

Cost of Sales—Products

Cost of sales for products in the three-months ended September 30, 2005 was $9.5 million or 101.0% of product revenues compared to $8.9 million or 64.8% of product revenues in the three-months ended September 30, 2004. As a result of additional analysis of remaining finished goods inventory related to the Mammography Assets on hand at September 30, 2005, including loaners and rentals, an additional $0.7 million in a provision for excess and obsolete inventories and $0.3 million related to customer commitment obligations were recorded in the three-months ended September 30, 2005.  The cost of sales for products in the three-months ended September 30, 2005 excluding the charges related to the reserves would have been $8.5 million or 90.2% of product revenues.  The overall remaining increase in cost of product sales as a percentage of product revenues is due to the impact of lower average sales prices and higher material prices.

Cost of sales for products in the nine-months ended September 30, 2005 was $28.1 million or 100.8% of product revenues compared to $26.6 million or 69.5% of product revenues in the nine-months ended September 30, 2004. As a result of a reduction in forecasted sales which will result from the Asset Sale and changes in market conditions, the provision for excess and obsolete inventories increased by $5.1 million in the nine-months ended September 30, 2005.  In addition, cost of sales increased by $0.6 million in the nine-months ended September 30, 2005 for excess inventories arising from purchase commitments that management estimates Fischer is contractually liable to pay and $0.8 million in additional customer commitment obligations.  The cost of sales for products in the nine-months ended September 30, 2005 excluding the charges related to these reserves would have been $21.6 million or 77.5% of product revenues.  The cost of sales for products in the nine-months ended September 30, 2004 excluding the impact of a higher, extended warranty provision amounting to $1.0 million associated with a non-domestic sale would have been 66.9%.  The overall remaining increase in cost of product sales as a percentage of product revenues is primarily due to the impact of lower average sales prices and higher material prices.

Cost of Sales—Service

Cost of sales for services for the three-months ended September 30, 2005 decreased 24.6% to $3.6 million from $5.1 million in the three-months ended September 30, 2004.  As a percent of service revenues, cost of service sales decreased to 90.6% in the three-months ended September 30, 2005 from 117.4% in the three-months ended September 30, 2004.  The U.S. MammoTest and SenoScan units under warranty and service contract support increased 10.7% and 24.0%, respectively, in the three-months ended September 30, 2005 compared to the three-months ended September 30, 2004.  Approximately $0.5 million of the decrease in cost of sales is due to reductions in headcount and related employee benefits.  The remainder is due to a continuing decrease in parts costs related to fulfilling warranty obligations for newer and more reliable products.

Cost of sales for services for the nine-months ended September 30, 2005 decreased 5.7% to $12.3 million from $13.0 million in the nine-months ended September 30, 2004.  As a percent of service revenues, cost of service sales increased to 109.3% in the nine-months ended September 30, 2005 from 115.4% in the nine-months ended September 30, 2004.  The U.S. MammoTest and SenoScan units under warranty and service contract support increased 8.0% and 48.6%, respectively, in the nine-months ended September 30, 2005 compared to the nine-months ended September 30, 2004.  Approximately $0.3 million of the decrease in cost of sales is due to reductions in headcount and related employee benefits partially offset by higher commissions due to higher rates to induce increase sales.  The remainder is due to a continuing decrease in parts costs related to fulfilling warranty obligations for newer and more reliable products.

Research and Development Expenses

Research and development expenses decreased 54.8% to $0.8 million in the three-months ended September 30, 2005 from $1.7 million in the three-months ended September 30, 2004. We spent 5.8% of revenue on research and development in the three-months ended September 30, 2005 compared to 9.7% in the three-months ended September 30, 2004.  We have reduced our research and development efforts to those necessary to complete the Asset Sale and reduced headcount and outside consulting expenses accordingly.  Our future research and development efforts will be limited to continuing to ensure products meet all patient safety requirements and regulatory compliance in connection with the Service business.

Research and development expenses increased 11.1% to $4.8 million in the nine-months ended September 30, 2005 from $4.3 million in the nine-months ended September 30, 2004. We spent 12.2% of revenue on research and development in the nine-months ended September 30, 2005 compared to 8.7% in the nine-months ended September 30, 2004.  Our efforts in the first half of 2005 and prior were focused on redesigning older products for improved reliability and serviceability and enhancing the features, functionality and reliability of our SenoScan product.  To support these redesign and product development efforts, contract-engineering services increased $0.7 million.  Management halted these redesign efforts and terminated certain related individuals on June 30, 2005. We recognized expense related to the employee terminations of $0.2 million during the nine-months ended September 30, 2005.

Selling and Marketing Expenses

Selling and marketing expenses decreased 39.2% to $1.4 million in the three-months ended September 30, 2005 from $2.3 million in the three-months ended September 30, 2004. We spent 10.2% of revenue on selling and marketing expenses in the three-months ended September 30, 2005 compared to 12.7% in the three-months ended September 30, 2004.  Effective June 30, 2005 we terminated marketing activity and associated personnel, which resulted in $0.5 million savings in the three-months ended September 30, 2005.  The remaining reduction in selling and marketing expenses was a direct result of adjustments made during 2004 to the distribution and coverage of sales territories, which resulted in a lower number of sales representatives, and the reduction of commissions as a result of lower sales.

Selling and marketing expenses decreased 30.7% to $5.4 million in the nine-months ended September 30, 2005 from $7.8 million in the nine-months ended September 30, 2004. We spent 13.9% of revenue on selling and marketing expenses in the nine-months ended September 30, 2005 compared to 15.8% in the nine-months ended September 30, 2004.  Effective June 30, 2005 we terminated marketing activity and associated personnel, which resulted in $0.8 million savings in the nine-months ended September 30, 2005.  The remaining reduction in selling and marketing expenses was a direct result of adjustments made during 2004 to the distribution and coverage of sales territories, which resulted in a lower number of sales representatives, and the reduction of commissions as a result of lower sales partially offset by restructuring expense of $0.2 million recognized for employees terminated in the nine-months ended September 30, 2005.

General and Administrative Expenses

General and administrative expenses increased 78.6% to $3.3 million in the three-months ended September 30, 2005 from $1.9 million in the three-months ended September 30, 2004.  Our spending for legal and financial advisory fees was $0.6 million higher in the three-months ended September 30, 2005 as compared to the three-months ended September 30, 2004 mainly due to work related to the Asset Sale.  In addition, we experienced $0.3 million bad debt expense during the three-months ended September 30, 2005 as a result of an inability to collect on certain accounts receivable.  Severance accruals related to terminations were recognized in the three-months ended September 30, 2005 for approximately $0.3 million.  In addition, $0.2 million of expense related to previously discussed retention agreements were recognized in the three-months ended September 30, 2005.

General and administrative expenses increased 34.4% to $8.1 million in the nine-months ended September 30, 2005 from $6.0 million in the nine-months ended September 30, 2004.  Our spending for legal and financial advisory fees was $1.0 million higher in the nine-months ended September 30, 2005 as compared to the nine-months ended September 30, 2004 mainly due to work related to the Asset Sale offset by a reduction in costs due in part to the completion of the restatement effort in April of 2004.  In addition, we experienced $0.6 million bad debt expense during the nine-months ended September 30, 2005 as a result of an inability to collect on certain accounts receivable and $0.2 million higher insurance costs due to renewal of our policies.  Severance accruals related to terminations were recognized in the nine-months ended September 30, 2005 for approximately $0.4 million.  In addition, $0.2 million of expense related to previously discussed retention agreements were recognized in the three-months ended September 30, 2005.

Impairment of Long-Lived Assets

As discussed in Note 4 of the accompanying consolidated financial statements and Critical Accounting Policies, we recognized $0.8 million of impairment of long-lived assets in the three and nine-months ended September 30, 2005.

Lease Termination Fee

As discussed in Note 1 of the accompanying consolidated financial statements, we recognized the $4.0 million payment as “Lease termination fee” in the three and nine-months ended September 30, 2005.

Interest Expense/Interest Income

Interest expense for the three-months ended September 30, 2005 increased to $1.8 million from $0.0 million for the three-months ended September 30, 2004.  Interest expense for the nine-months ended September 30, 2005 increased to $3.1 million from $0.0 million for the nine-months ended September 30, 2004.  The majority of the increase is due to the interest expense related to the senior secured promissory notes entered into in the first quarter of 2005, interest expense related to the note with Hologic, and amortization of the related debt issue costs.

Patent Settlement Income

During the second quarter of 2002, we settled a patent infringement lawsuit and $7.2 million of the settlement was scheduled to be received in equal annual installments of $0.9 million over the remaining eight-year life of the associated patents.  We recognized patent settlement income in the amount of $0.9 million during the three-months ended June 30, 2004.  On June 2, 2004 we amended the settlement agreement and received a one-time payment totaling $4.3 million in lieu of the six remaining $0.9 million payments that were due annually through 2010 and recognized the one-time payment as patent settlement income during the nine-months ended September 30, 2004.

Income Taxes

We estimated that we would not owe taxes for the three-month and nine-month periods ended September 30, 2005 and 2004 in Europe and the three-month and nine-month periods ended September 30, 2004 in the United States.  Accordingly no income tax benefit or provision was recorded in Europe in 2004 and 2005 and 2004 for the United States.  At December 31, 2004 we had available a domestic net operating loss carry-forward of $27.2 million and $4.4 million of foreign net operating loss carry-forwards.

The Asset Sale will be treated as a sale (in the United States) of corporate assets in exchange for cash for the full purchase price of $32.0 million.  Although we will recognize gain for federal income tax purposes as a result of the Asset Sale, such gain will be offset by our loss from operations for the current year and our net operating loss carryforwards (“NOLs”).  For alternative minimum tax (“AMT”) purposes only 90% of AMT taxable income may be offset by alternative tax NOLs, and we expect that the amount of AMT will be approximately $200,000.  As of September 30, 2005 we had a 100% valuation allowance against our deferred tax assets that resulted in a net deferred tax asset of $0.

Gain on sale of Mammography Assets

On September 28, 2005 at a special meeting of stockholders, our stockholders approved the Asset Sale Agreement and the Asset Sale.  Upon closing of the transaction, we recognized a $32.0 million gain from the cash sale to Hologic of our Mammography Assets.

Liquidity and Capital Resources

As of September 30, 2005, we had $13.2 million in cash and $8.2 million in working capital compared to $1.9 million in cash and $4.2 million in working capital at December 31, 2004, with the increase consisting mainly of proceeds of from the Asset Sale.  The $6.8 million net decrease in current assets, excluding cash, less current liabilities is mainly caused by the following:

•                  a $9.2 million decrease in inventories mainly due to increases in excess and obsolescence reserves and lower purchases as a result of the Asset Sale,

•                  a decrease in accounts receivable as a result of lower revenues,

•                  decreases in our accrued warranties due to lower revenues, and

•                  a decrease in accounts payable as a result of utilizing cash received from the Asset Sale to pay vendors.

We used $0.5 million of cash in our investing activities during the nine-months ended September 30, 2005 for capital expenditures to support efforts in manufacturing and research and development offset by $0.5 million due to redemption of a certificate of deposit that had been restricted.  We used proceeds from the senior secured promissory notes to repay the line of credit with Silicon Valley Bank as discussed further in Note 6 of the accompanying consolidated financial statements.

The Asset Sale Agreement was approved by our stockholders at a special meeting of stockholders held on September 28, 2005.  A portion of the $32.0 million in proceeds from the Asset Sale was disbursed as follows (in thousands):

Repay $5.0 million loan with Hologic, plus related interest	$5,114
Repay the Notes, plus related interest	7,444
Payment of stock warrant obligation with ComVest (Note 6)	1,800
Amendment fee to terminate Lease plus certain property taxes	4,180
Settle certain accounts payable due at closing of the Asset Sale	931
$19,469

The remaining proceeds from the Asset Sale of approximately $12.5 million will be used to pay outstanding obligations, to satisfy operational responsibilities in respect of other obligations (including service and warranty obligations and obligations under the EES and Philips agreements); and to continue exploring strategic alternatives for our RE&S and our Service businesses, with associated warranty obligations.  Management expects that amounts, if any, remaining after these payments and after making adequate reserves for contingent liabilities such as outstanding litigation, would be distributed to stockholders.

Concurrent with the Asset Sale, we entered into severance and retention arrangements with certain senior executive officers and other non-senior executive employees of Fischer.  Retention payments under these agreements are earned over the periods July 1, 2005 through December 31, 2005 and January 1, 2006 through June 30, 2006 and are currently estimated to be $0.9 million and $0.4 million, respectively.  Severance payments, earned upon involuntary termination, are estimated to be $0.9 million.

We have received notice that we may be named as a defendant by several customers seeking to be repaid their purchase price related to claimed deficiencies in the SenoScan product.  We have recorded reserves at September 30, 2005 related to these sales that we believe appropriately reflects the risk of an adverse outcome.  We believe that we have asserted meritorious defenses to these claims.  We are also a defendant in various lawsuits brought by vendors, suppliers and others incident to the operation of our business. We do not believe that any one of these pending legal proceedings would have a material adverse effect on the consolidated financial position or results of operations of the Company.  However, in the aggregate the potential liability could have a material adverse effect on our cash flow if the outcomes are collectively unfavorable.

We continue to use cash to fund operations.  Management has taken and will continue to take steps to reduce our operating costs by reducing the number of employees to the minimum number needed to conduct our remaining businesses, terminating certain contracts, and negotiating releases from remaining contractual arrangements.

As discussed in Note 1 of the accompanying consolidated financial statements, we received notification on September 2, 2005 by Philips that it had ceased sales activities for the present time with respect to the SenoScan product and that it intended to terminate Philips Agreement.  Any payments made to Philips if the Philips Agreement is terminated may materially reduce amounts, if any, that may be available for distribution to our stockholders from the proceeds of the Asset Sale.

As discussed in Note 11 of the accompanying consolidated financial statements, we are subject to periodic inspections by the FDA.  The FDA completed an inspection and presented a Form 483 formally describing observations with respect to our compliance with various FDA requirements. We presented a corrective action plan to address each of the observations included on the Form 483 and will continue to expend significant cash at least through December 31, 2005, when we expect to complete our corrective action plan.  If the FDA requires us to modify our corrective actions, we may be forced to spend additional funds on consultants and attorney fees and may not be able to make any reductions in our regulatory spending.

Our goal is to address the FDA’s inspectional observations without the agency pursuing additional regulatory or enforcement action.  If an injunction is issued, it may preclude us from shipping products or replacement parts until corrective action is taken and verified by the FDA.  Any such action could have a significant impact on our future cash flows and prevent us from maximizing the value of the remaining businesses until they are sold, if that occurs.

We may not be successful in continuing to reduce operating costs and may therefore continue to incur substantial losses and reductions in cash as a result of satisfying and maintaining our contractual obligations while exploring strategic alternatives for the RE&S and Service businesses.

We plan to actively seek buyers for our RE&S and Service businesses and have hired a strategic advisor to assist with this process.  The Service business may be difficult to sell in light of the continuing warranty obligations that will need to be assumed by a buyer.  The search for buyers may be time consuming, and we may have difficulty supporting our RE&S business and service and warranty obligations while pursuing possible transactions.  In addition, Hologic has a right of first refusal with respect to any written offer for the purchase of our continuing Service business.  This right may significantly reduce the interest of potential buyers and make it difficult for us to sell such business.

In addition to selling these businesses, we may have to establish alternative arrangements to satisfy our service, warranty and product distribution obligations. In this case, we may then be subject to increased potential liability under those obligations and would have to use the proceeds from the asset sales to meet these obligations. If there were not sufficient proceeds remaining from the asset sales to pay such obligations then we would be forced to liquidate.

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

Assuming we continue to operate our RE&S and Service businesses, our future capital requirements will depend on a number of factors, including any judgments or settlements which may result from legal proceedings described in “Part II, Item 1—Legal Proceedings”; legal, accounting and other professional fees associated with such legal proceedings, efforts to develop and implement internal controls and corporate governance policies and procedures designed to enhance the accuracy, quality and consistency of our financial information and reporting; costs associated with implementing the requirements of the Sarbanes-Oxley Act of 2002, in particular, Section 404 thereof, the resources we devote to developing and supporting our products; continued progress of our research and development of potential products.

These factors, among others, raise substantial doubt about our ability to continue as a going concern. In addition, we cannot accurately estimate the amount of distribution to our stockholders from the proceeds of the Asset Sale, if any, until the following are finalized:

•                  decisions related to the strategic alternatives being investigated,

•                  strategy to exit or reduce costs in our European market,

•                  the impact of Philips actions to terminate the Philips Agreement,

•                  outcome of certain threatened litigation, and

•                  the FDA has responded to our corrective action plan.

Contractual Obligations

Since December 31, 2004, there have not been any significant changes in our contractual obligations except concurrently with the Asset Sale, we entered into severance and retention arrangements with certain senior executive officers and other non-senior executive employees of Fischer.  The retention payments, if earned are payable on December 31, 2005 and June 30, 2006 for $0.9 million and $0.4 million, respectively.  Severance payments related to these arrangements, earned upon involuntary terminations, are estimated to be $0.9 million and the timing is unknown.

Backlog

As of September 30, 2005, we had backlog of $7.9 million compared to a backlog of $11.5 million as of December 31, 2004.  The decrease in backlog is primarily due to reductions in MammoTest and SenoScan backlog as a result of the Asset Sale.  The majority of the backlog as of September 30, 2005 is expected to be filled in the fourth quarter of 2005.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We attempt to minimize our exposure to foreign currency and other international business risks by: (1) generally requiring payments in U.S. dollars; (2) using letters of credit; and (3) requiring advance deposits and through other means. Our international sales and marketing efforts may not be successful and we may not successfully minimize associated risks.

We are exposed to foreign currency risks through our subsidiary operations in Switzerland and Germany. At September 30, 2005 and December 31, 2004 we had cash, receivables and current liabilities totaling $(0.9) million and $1.2 million, respectively, that represents a net (liability) asset balance denominated in Euros. We do not employ any risk mitigation or hedging techniques with respect to amounts exposed to fluctuations in foreign currency exchange rates.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings:

We were a defendant in a breach of contract suit brought by International Surgical Systems in the federal District Court of Arizona.  In June 2005, we settled the suit for a nominal amount, which was paid in October 2005 and accrued at September 30, 2005.

We received notice that we may be named as a defendant by several customers seeking to be repaid their purchase price related to claimed deficiencies in the SenoScan product.  We have recorded reserves at September 30, 2005 related to these sales that we believe appropriately reflects the risk of an adverse outcome.  We believe that we have asserted meritorious defenses to these claims.  We are also a defendant in various lawsuits brought by vendors, suppliers and others incident to the operation of our business. We do not believe that any one of these pending legal proceedings would have a material adverse effect on the consolidated financial position or results of operations of the Company.  However, in the aggregate the potential liability and management distraction resulting from managing numerous lawsuits simultaneously could have a material adverse effect on our financial condition and cash flow if the outcomes are collectively unfavorable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:

None.

Item 3. Defaults Upon Senior Securities:

As of March 31, 2005 and June 30, 2005 we failed to meet a financial covenant contained in the ComVest Purchase Agreement requiring us to achieve certain EBITDA loss targets, which is an event of default.  We paid a forbearance fee to ComVest of $87,500 during the three-months ended June 30, 2005 and paid $35,000 for forbearance of the June 30, 2005 financial covenant violation and extension of the Forbearance Period on August 15, 2005. We repaid the Notes on September 29, 2005 with cash proceeds from the Asset Sale.

Item 4. Submission of Matters to a Vote of Security Holders:

A special meeting of stockholders held on September 28, 2005 the stockholders approved the transaction to sale to Hologic of substantially all of the intellectual property rights related to our mammography business and products, including rights to Fischer’s SenoScan digital mammography and MammoTest stereotactic breast biopsy systems:

For	Against
5,283,628	1,800,832

Item 5. Other Information:   Not applicable.

Item 6. Exhibits:

(a)     Exhibits:

The following is a list of exhibits filed as part of this Report on Form 10-Q.

10.33	Amendment to Lease dated September 27, 2005 (incorporated by reference from Exhibit 10.1 of Fischer's Form 8-K filed September 28, 2005)
10.34	Voting and Support Agreement dated September 27, 2005 (incorporated by reference from Exhibit 10.2 of Fischer's Form 8-K filed September 28, 2005)
31.1	Certification of Steven Durnil, Chief Executive Officer and President, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of David Kirwan, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2005
/s/ STEVEN DURNIL
Steven Durnil
Chief Executive Officer and President

Date: November 14, 2005
/s/ DAVID KIRWAN
David Kirwan
Chief Financial Officer