Form 10-K
period 2005-12-31
FISCHER IMAGING CORP
filed 2006-03-31
CIK 750901

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 0-19386

FISCHER IMAGING CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	36-2756787
(State of incorporation)	(I.R.S. Employer Identification No.)

12300 North Grant Street, Denver, Colorado	80241
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 452-6800

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:  Common Stock, Par Value $0.01 Per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐  No  ☒

Note:  Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No  ☒

The aggregate market value of the Common stock held by non-affiliates of the registrant as of June 30, 2005 was approximately $17.1 million. (Aggregate market value estimated solely for the purposes of this report. This shall not be construed as an admission for the purposes of determining affiliate status.)

The number of shares of registrant’s Common stock outstanding as of March 24, 2006 was 9,398,817.

i

PART I

Forward-looking Statements

This Form 10-K contains or incorporates by reference “forward-looking statements,” as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others:

•                  our actions with respect to the auction of the RE&S business and/or Product Lines and our intended actions if stockholder approval is required under Delaware law;

•                  our ability to continue to satisfy our Service obligations until the contract termination dates;

•                  our ability to continue to satisfy RE&S service and warranty obligations;

•      our expectations regarding the effects of the Kodak Agreements on our obligations and cost with respect to the service business;

•                  ability to locate an alternative service provider for RE&S service obligations;

•                  success in building 20 MammoTest tables and generating revenue and cash flow therefrom; and

•                  ability to produce VersaRad units and generating revenue and cash flow therefrom;

•                  Philips’ intent to terminate the Philips Agreement and potential outcomes regarding the terms and conditions of the termination including the effect of any payments to Philips and the expense of defending any claim on potential distributions to stockholders and creditors;

•     the effect of the loss of key employees on cash position and business;

•     the events or circumstances that could cause us to cease operations and liquidate under applicable law including a liquidation under Chapter 7 or 11 of the Bankruptcy Code;

•     our ability to make distributions to stockholders;

•     our plans with respect to our European subsidiaries;

•                  our business strategy; and

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

Fischer®, Fischer Imaging®, Traumex®, VersaRad®, Bloom™, EPX-60™, and SPX™ are trademarks of ours. On September 29, 2005, we sold the following trademarks and tradenames, although they are still referred to in this Annual Report on Form 10-K:  MammoTest®, SenoScan®, MammoPlus®, MammoVision®, MammoSound®, MammoTest Plus®, SenoSound™, SenoView™, and SenoView Plus™. This Annual Report on Form 10-K may also include trademarks and tradenames owned by other parties, and all other trademarks and tradenames mentioned in this Annual Report on Form 10-K are the property of their respective owners.

Unless the context otherwise requires, references in this report to “Fischer Imaging,” “Fischer,” “we,” “us,” “our” and the “Company” refer to Fischer Imaging Corporation and its consolidated subsidiaries.

ITEM 1. BUSINESS

Business Overview

We currently service mammography and digital imaging products used in the diagnosis of breast cancer and other diseases and manufacturer and sell the MammoTest to a single distributor in Europe. Our business was significantly reduced to its current level by the Hologic transaction discussed below. We also service and sell products that meet selected needs of the broader radiology and electrophysiology markets. Our RE&S (Radiology, Electrophysiology and Surgery) product lines consist of film and digital general radiology systems, an electrophysiology stimulation system, electrophysiology x-ray imaging systems and a specialized surgical C-arm system.

Changes to Our Business in 2005. Prior to the consummation of the Hologic transaction, our primary business was designing, manufacturing and selling mammography and digital imaging products and using our digital imaging technology in screening and diagnostic mammograms and minimally invasive breast biopsy to aid in the early identification of breast cancer. Following significant losses and negative cash flows from operations during 2004, which continued into 2005, and delays in the SenoScan redesign program, we obtained financing, as discussed further in Note 6 of the accompanying consolidated financial statements, in an aggregate amount of $7.0 million from ComVest Investment Partners II LLC (“ComVest”). In May 2005, we announced that we were considering strategic alternatives and retained an international investment bank to assist us in that process. The $7.0 million of financing was completely consumed to fund operations, working capital needs and to repay outstanding loans. Due to difficulties in reducing costs, further delays in the SenoScan redesign program, declines in revenue and other negative developments, we were left with insufficient cash reserves to continue operations in June 2005.

Hologic Transaction. On June 22, 2005, we entered into an Asset Purchase Agreement (the “Asset Sale Agreement”) with Hologic, Inc. (“Hologic”) in which we agreed to sell to Hologic all of our intellectual property rights related to our mammography business and products, including rights to our SenoScan® digital mammography and MammoTest® stereotactic breast biopsy systems (the “Mammography Assets”). We agreed to sell the Mammography Assets, which formed the basis for substantially all of our business, to Hologic for a cash purchase price of $32.0 million (the “Asset Sale”). Hologic agreed to grant us a non-exclusive limited license to use certain Mammography Assets necessary for us to continue to service and support, and satisfy warranty obligations on the installed base of SenoScan and MammoTest systems (the “Service” business); to fulfill contractual obligations to provide MammoTest and SenoScan systems to Ethicon Endo-Surgery Europe (a subsidiary of Johnson & Johnson, Inc., “EES”) and Philips Medical Systems DMC GmbH (“Philips”), respectively; and to carry out certain activities with respect to our RE&S business. In connection with the entry into the Asset Sale Agreement, Hologic loaned us $5.0 million to be used for working capital purposes.

The Asset Sale Agreement was approved by our stockholders at a special meeting of stockholders held on September 28, 2005 and closing of the Asset Sale transaction occurred on September 29, 2005. The value of the Mammography Assets sold was zero on Fischer’s consolidated balance sheets and therefore the entire $32.0 million proceeds were recognized as Gain on sale of Mammography Assets in the accompanying consolidated statements of operations. The proceeds from the Asset Sale were disbursed as follows (in thousands):

Repay $5.0 million loan with Hologic, plus related interest	$5,114
Repay the notes with ComVest, plus related interest	7,444
Payment of stock warrant obligation to ComVest	1,800
Amendment fee to terminate the Lease discussed below	4,180
Settle certain accounts payable due at closing of the Asset Sale	931
$19,469

Approximately $8.7 million of the remaining approximately $12.5 million in proceeds from the Asset Sale were used during the fourth quarter of 2005 to settle additional accounts payable and other short term obligations and to fund operations while we continued to explore strategic alternatives for our RE&S and Service businesses.

Kodak Arrangement. On January 23, 2006, we entered into an Intellectual Property License (“Kodak License Agreement”) and a Services Agreement (“Kodak Services Agreement”, and together the “Kodak Agreements”) with Eastman Kodak Company (“Kodak”) that allows Kodak to act as an authorized service provider and provide service and support to the world-wide, excluding Mexico, installed base of our mammography products, specifically the SenoScan® digital mammography and MammoTest® stereotactic breast biopsy systems.  We expect that the Kodak Agreements will reduce our obligations and costs with respect to our Service business.

Under the terms of the Asset Sale, we received a license from Hologic to use the Mammography Assets to the extent necessary to provide service and support on the Service business. We, relative to the Service business and with Hologic’s consent, granted Kodak a non-exclusive limited license to perform these service related activities in the Kodak License Agreement, which continues for a term of five years.

RE&S Business. The RE&S business includes three product lines (collectively the “Product Lines”):

(1)                                  The VersaRad-A and VersaRad-D systems designed for general purpose radiographic imaging (“VersaRad Line”);

(2)                                  The EPX-60 Single Plane EP Imaging System and the SPX Surgical Imaging System (“EPX/SPX Line”); and

(3)                                  The Bloom Electrophysiology Stimulator (“Bloom Line”).

We currently supply our VersaRad-D product to Kodak under an OEM Agreement. The OEM Agreement initially expired on January 12, 2006 and automatically renewed for an additional one-year term. In February 2006, management received a purchase order from Kodak for a last time purchase of VersaRad units at an average sales price of $118,000 with terms of payment of 2% discount if paid within 10 days of the invoice, or 30 days from invoice date. We have committed to deliver 30 units against this purchase order. Therefore, it is expected that no further VersaRad units will be sold to Kodak after fulfillment of the last time purchase order in

May 2006, and we expect the OEM Agreement to be terminated after delivery of the ordered VersaRad units or substantially modified.

Backlog for the EPX/SPX Line and Bloom Line is zero; we believe this is due to our reduced marketing efforts and the market’s perception of our financial condition. Since December 31, 2005, we have sold no EPX/SPX units and 16 Bloom units.

On March 15, 2006, we announced to certain potential bidders and to the public that we were starting an auction process to sell our RE&S business. In general, the assets to be sold are all of the right, title and interest in and to the VersaRad Line, the EPX/SPX Line and the Bloom Line including related equipment, inventory, general intangibles and intellectual property necessary to design, manufacture, market, sell, distribute, support and repair the Product Lines. The assets and any liabilities which may be assumed at the option of the bidder for each Product Line (e.g., service contracts and warranty repair obligations) will be more fully described in and subject to the form asset purchase agreement that will be delivered to potential bidders.

Bidders have been asked to submit bids for the entire RE&S business, individual Product Lines or components thereof. Bidders were provided an overview of the bidding and auction procedures for the assets to be sold. Bids are required to be submitted by May 10, 2006 and an auction is expected to be held on May 15, 2006. As soon as possible after the end of the auction, we intend to finalize and enter into definitive agreements with the party or parties who submit the offer(s), which in our sole judgment, are the most attractive bid(s) for the RE&S business and Product Lines.  There can be no assurance that we will receive any acceptable bids for all or any of the offered assets.

Under Delaware law, any sale of all or substantially all of our assets requires approval by our stockholders. In the event it is determined that the sale of the assets related to the Product Line(s) to a successful bidder would be considered a sale of all or substantially all of our assets, we will either file a petition under Chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) and immediately move to close the sale pursuant to §363(b) and (f) of the Bankruptcy Code or seek the necessary stockholder approval.

Our efforts to sell these Product Lines may be unsuccessful or may not generate significant proceeds. We plan to continue to meet the related service and warranty obligations until the completion of the sale of the Product Lines. If the effort to sell these Product Lines is unsuccessful, we will seek an alternative service provider to provide continuation of service for warranty and service contract obligations.

EES Last Time Purchase Order. On March 9, 2006, we entered into Amendment No. 2 to Distributor Agreement (the “EES Amendment”) with EES to amend the Distributor Agreement, dated December 9, 1998, as amended (the “Distributor Agreement”), between EES and Fischer. The Distributor Agreement required us to provide MammoTest tables to EES through October 11, 2006. In light of the potential penalties in the Distributor Agreement, our excess inventory on hand, and the pending May 31, 2006 termination of the lease on our manufacturing facility, we desired to manufacture and sell a fixed number of MammoTest tables to EES and to end production by May 31, 2006. Under the EES Amendment, which is effective as of March 1, 2006, EES agreed to place a binding order for 20 MammoTest tables (collectively, the “Tables” and each a “Table”). We agreed to deliver the Tables no later than May 31, 2006 at a price of US$107,000 per Table, subject to adjustment for failure to supply all 20 Tables. EES is required to pay for the first five Tables upon delivery of the 20th Table. EES is required to pay for each subsequent Table delivered upon receipt of the invoice.

The price of each Table includes applications training available through December 31, 2006 and twelve months of warranty support (labor and parts) commencing on the earlier to occur of the date application training is completed for such Table or December 31, 2006. Applications training and warranty support will be provided by an alternative service provider since we plan to wind down and liquidate our European subsidiaries in the near future. Our European subsidiaries are in discussions with an alternative service provider but if this fails, additional funds may be needed to fund the operations until an appropriate alternative service provider is located. If an alternative service provider cannot be located at a reasonable cost, the projected positive cash contribution from sale of the EES Tables could be at risk.

The EES Amendment and the Distributor Agreement will terminate upon our delivery of all the Tables or settlement as described above except that the obligations to provide warranty support and application training survive the termination.

Other Significant Events in 2005

Change in Officers. On July 11, 2005, Steven Durnil was named as president and CEO of Fischer, succeeding Harris Ravine who resigned from the Company as an officer and member of the board of directors effective July 8, 2005.

Amendment of Lease. On September 27, 2005, we entered into an Amendment to Lease Agreement (the “Lease Amendment”) with JN Properties, our landlord and a company controlled by Morgan Nields, a substantial stockholder and former director, chair of the Board, chief executive officer and chief technology officer of Fischer. The Lease Amendment provides for the amendment of the Lease dated July 31, 1992 between Fischer and JN Properties (the “Lease”) to allow for the early termination of the Lease within 60 days of written notice of intent to vacate or May 31, 2006, whichever is earlier. The Lease term was to originally runs through July 2012.  We intend to vacate on May 31, 2006. We will continue to pay the current rental rate and comply with other terms and conditions of the Lease during the period prior to termination of the Lease. In exchange for the above, we agreed to pay to JN Properties $4.0 million plus certain accrued 2005 property taxes immediately following the closing of the Hologic Asset Sale Agreement. In the Lease Amendment, JN Properties granted its consent to the transactions contemplated by the Asset Sale Agreement. The $4.0 million payment has been recognized as “Lease termination fee” in the accompanying consolidated statements of operations in accordance with FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

Restructuring Expense. Concurrent with the Asset Sale, we entered into severance and retention arrangements with certain senior executive officers and other non-senior executive employees of Fischer for total estimated payments of $3.2 million.  Certain events since then have caused us to adjust our estimate of severance and retention expenses and charges. As a result the estimated restructuring expense is expected to be less than the $3.2 million originally approved by the Board.  The cumulative severance and retention payments for 2005 and 2006 are currently estimated to be $2.5 million and are estimated to be recognized as pre-tax restructuring expense as follows (in thousands):

Year-ended December 31, 2005	$851
Three-months ending March 31, 2006	900
Three-months ending June 30, 2006	471
Three-months ending September 30, 2006	132
Three-months ending December 31, 2006	132
Total	$2,486

The recognition of expense could be accelerated if we terminate the employment of the 14 employees who have not received notice that their employment will terminate prior to December 31, 2006.  The amount to be recognized as expense could be lower if employees accept other employment prior to their involuntary termination dates or if those employees who are party to retention agreements and who have not already received notification of involuntary termination are terminated prior to June 30, 2006.

Approximately $0.5 million of the cumulative $2.5 million was paid by December 31, 2005.  We expect that approximately $0.9 million will be paid during the three-months ending March 31, 2006 of which $0.6 million is related to amounts placed into an irrevocable trust.  Approximately $1.1 million is expected to be paid in the month of April and May 2006.

Sorkin Class Action Lawsuits. The class-action lawsuit filed by The Sorkin, LLC and James K. Harbert against us and three of our former officers and directors, Morgan Nields, Gerald Knudson and Louis Rivelli, in the United States District Court for the District of Colorado was dismissed without prejudice on June 21, 2005.

Philips Medical Systems. On October 14, 2004, we announced a Master Purchasing Agreement with Philips (“Philips Agreement”) to supply Philips with a digital mammography system based on the SenoScan platform. Under the Philips Agreement, Philips had non-exclusive worldwide distribution rights for SenoScan. We received notification on September 2, 2005 by Philips that it had ceased sales activities for the present time with respect to the SenoScan product and that it intended to terminate the Philips Agreement should the Asset Sale Agreement be approved by our stockholders and consummated. We met with Philips in November 2005 to communicate that we had retained the right to perform our obligations under the Philips Agreement but that absent additional funding from Philips, we did not have the financial ability to perform the Philips Agreement. Philips subsequently offered to settle the matter without litigation. However, in view of the financial settlement proposed by Philips, we declined Philips’ offer of settlement and referred Philips to the dispute resolution provisions of the Philips Agreement. We are unable to predict whether Philips may file a suit or the amount, if any, that may be demanded by Philips, or the expense related to defending any claim. Any payments made by us to or in connection with a claim by Philips may materially reduce amounts, if any, that may be available for satisfaction of creditor claims and distribution to our stockholders

Note and Warrant Purchase Agreement with ComVest. On February 22, 2005, we entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with ComVest, which provided for up to $10 million of senior secured debt financing. At closing, we issued and sold a senior secured promissory note in the principal amount of $5.0 million to ComVest. In connection with the issuance of the this note, we issued to ComVest a warrant (the “Warrant”) to purchase 2,000,000 shares of Common Stock at an exercise price of $4.25 per share.

On March 29, 2005 we amended the Purchase Agreement and ComVest provided $2.0 million in funding under an additional senior secured promissory note, bringing their total investment to $7.0 million. Also, in connection with the funding of the secondary note, we agreed to amend the Warrant to provide ComVest with a put option, exercisable at $0.90 per warrant share, upon the occurrence of certain trigger events, including a change of control, liquidation or dissolution of the Company or any action by us relating to bankruptcy or seeking appointment of a receiver or trustee.

On September 29, 2005, out of the proceeds of the Asset Sale, we repaid the promisorry notes with related interest in the sum of $7.4 million and discharged the stock warrant obligation in the sum of $1.8 million to ComVest.

FDA Audit and Software Recall. We are subject to periodic inspections by the Food and Drug Administration (“FDA” or the “agency”). The primary purpose of these inspections is to verify the compliance of a company’s quality system with the requirements of FDA’s Good Manufacturing Practices, also known as the Quality System Regulation, and other FDA regulations governing medical devices. During these inspections, the agency evaluates our state of compliance with various FDA regulations and the adequacy of our actions to correct observations from earlier inspections and Warning Letter(s). In early 2005, the FDA conducted an inspection of our quality system with the above objectives. On May 13, 2005 the FDA completed the inspection and presented a Form 483 formally describing observations with respect to our compliance with various FDA requirements. This inspection did not resolve the issues described in the Warning Letter issued to the Company in December 2002 by the FDA, which as a result, remains in effect. We retained the services of a consultant and responded to the Form 483 findings. The response described a corrective action plan to address each of the observations included on the Form 483. To date, there has been no written response from the FDA regarding the adequacy of our corrective action plan. However, we attended two meetings with the FDA regarding the status of the corrective actions during which our corrective action plan and actions taken have been discussed. We have completed the corrective action plan defined in the response to the observations and are now operating according to the changes put into effect.

Communication will continue with the FDA regarding our ongoing progress in ensuring the effectiveness of the corrective actions that have been taken. Our goal is to address the FDA’s inspectional observations without the agency pursuing additional regulatory or enforcement action. There can be no assurance, however, that our efforts will be successful and that the FDA will not pursue such actions which could include, but not be limited to, the issuance of another Warning Letter; a court-ordered injunction; product seizures; recall of products; and criminal and/or civil proceedings. If an injunction is issued, it may preclude us from shipping products or replacement parts until corrective action is taken and verified by the FDA.

The FDA has indicated that the 5.2.X versions of the software currently running on our SenoScan systems should be recalled for a known archiving issue. We have recently developed and are in the process of releasing to the general market, a version 5.2.2 software release to correct the known archiving issue as well as increase functions for servicing the SenoScan unit. We have submitted recall plans to the FDA and intend to complete the software upgrades by June 30, 2006 in the U.S. and Europe. We estimate that the costs related to this will be minimal but costs could become more significant than we anticipate.

Federal Trade Commission (“FTC”) Investigation. We received in October 2005 a request from the FTC asking that we voluntarily produce certain information and material to the FTC in connection with the Asset Sale. On January 31, 2006, we received additional information requests from the FTC in the form of a Subpoena Duces Tecum and Civil Investigative Demand as part of this ongoing investigation. The FTC’s requests, which do not allege any wrongdoing, are part of a nonpublic investigation to determine whether the Asset Sale may be anticompetitive and a violation of Sections 7 or 7A of the Clayton Act or Section 5 of the Federal Trade Commission Act. We are in the process of responding to the FTC requests which continues to be expensive and requires significant management time, and we cannot predict the outcome of the investigation, including whether the FTC will take any further action against us.

Our Business Strategy

Our goal is to maximize the cash contribution derived from on-going operations and minimize expenses and liabilities in order to discharge the maximum amount of obligations and liabilities and distribute any remaining cash to our stockholders, if any is available after we have fulfilled or reserved for, to the extent possible, all obligations and liabilities to creditors including vendors, customers and others. Our short term strategy is as follows:

1.               Continuing our exit from our Service business and providing service continuity and warranty support for our customers worldwide through alternative service providers such as Kodak.

2.               Fulfilling in a timely manner our last time purchase orders for MammoTest from EES and VersaRad from Kodak.

3.               Retaining key employees and ensuring that we have the necessary resources and capabilities in place to complete the last time purchase orders.

4.               Liquidating our European operations after providing a service continuity solution for our European customers and providing for the obligations in the EES Amendment and Distributor Agreement.

5.               Maintaining the value of our RE&S business while we conduct the auction process and simultaneously exploring alternative RE&S service solutions.

6.               Vacating our leasehold premises on or before May 31, 2006 and locating appropriate facilities to continue to operate our RE&S business.

Under Delaware law, any sale of all or substantially all of our assets requires approval by our stockholders. In the event it is determined that the sale of the assets related to the RE&S business to a successful bidder would be considered a sale of all or substantially all of our assets, we will either file a petition under Chapter 11 of the Bankruptcy Code and immediately move to close the sale pursuant to §363(b) and (f) of the Bankruptcy Code or seek the necessary stockholder approval. If we run out of cash, determine that we will not be able to settle all of our known obligations or determine that it is not cost efficient to pursue stockholder approval for the asset sales, we may be forced to cease operations and liquidate assets pursuant to applicable law, which may include filings for bankruptcy protection under Chapter 7 or 11 of the Bankruptcy Code.

Stockholders would only receive a distribution after our business is wound down and we have fulfilled or reserved for, to the extent possible, all obligations and liabilities to creditors including vendors, customers and others. Management cannot accurately estimate the amount of distribution to our stockholders, if any, until the following are finalized or resolved:

•                  the results of the auction process related to the sale of our RE&S business or Product Lines,

•                  the strategy to exit our European market,

•                  the impact of Philips’ actions with respect to the termination of the Philips Agreement, and

•                  the outcome of certain threatened or potential litigation.

Because we continue to suffer recurring losses from operations and sold substantially all of our assets in the Asset Sale, substantial doubt about our ability to continue as a going concern exists. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. As discussed in Note 4 of the accompanying consolidated financial statements, management assessed the recoverability of our long-lived assets and intangibles and recognized an impairment charge of $2.4 million in 2005, a process which included assumptions regarding estimated future cash flows and other factors, and estimated that the maximum amount of additional non-cash impairment charges related to fixed assets would be $0.3 million.

Our Market

We currently service mammography and digital imaging products used in the diagnosis of breast cancer and other diseases and manufacturer and sell MammoTest to a single distributor in Europe. Prior to the Asset Sale, we marketed and sold our mammography and digital imaging products to public and private hospitals, as well as specialized private care centers.

We continue to sell products that meet selected needs of the broader radiology and electrophysiology markets. We continue to sell and service a line of film and digital general radiology systems, an electrophysiology stimulation system, electrophysiology x-ray imaging systems and a specialized surgical C-arm system. The general x-ray medical imaging market is mature and new sales are driven by new product innovation and a migration away from analog to digital modalities.

Our Products

Our products have addressed two markets: mammography and conventional radiology. Our breast cancer diagnostic product line included the SenoScan digital mammography system and the MammoTest prone stereotactic breast biopsy system. Our RE&S product line includes offerings for radiology, electrophysiology and surgery.

SenoScan Digital Mammography System

Our SenoScan digital mammography system was developed for screening and diagnostic mammography. We sold our SenoScan system directly in the U.S. and Europe, as well as through a network of dealers worldwide. We installed our first SenoScan at a customer site in the fall of 2001. Sales of our SenoScan product constituted 22%, 40% and 33% of total product revenue for 2005, 2004 and 2003, respectively.

Prior to the Asset Sale, we were engaged in a product redesign and enhancement effort of the SenoScan product intended to produce a new model with greater functionality, manufacturability and reliability. Completing this redesign on a timely basis and relaunching the SenoScan product was critical to our ability to compete in the growing digital radiology market and to achieve our financial objectives. Our difficulties in completing this redesign contributed to the decision to accept the Asset Sale.

MammoTest Systems

We have produced the MammoTest stereotactic breast biopsy system since 1988, and sales of this product constituted 50%, 39% and 49% of total product revenues for 2005, 2004 and 2003, respectively. Prior to the Asset Sale, we sold the MammoTest product directly in the U.S. and have continued to sell it through our partnership with EES under terms allowed per the Asset Sale Agreement. The MammoTest product enables core needle biopsy of the breast for the minimally-invasive removal of suspicious tissue. The MammoTest system consists of an elevating prone-position table, a mammographic x-ray imaging system and a stereotactic needle guidance system used during the target localization process, biopsy procedures and placement of a breast applicator set during interstitial therapy procedures. Stereotactic refers to the technique of locating a lesion in a three-dimensional field using x-ray imaging, and directing the tip of a core needle to the site of the lesion for tissue removal. With the MammoTest system, the patient lies prone on the table with the breast hanging pendulant through an opening in the table. The digital x-ray imaging camera is located beneath the table where the breast is compressed and two digital x-ray images are acquired at separate angles.

General Radiology Products

Prior to our introduction of the MammoTest system in 1988, our business was focused primarily on the manufacture and sale of x-ray products directed to the general radiology market. Beginning in the third quarter of 2002, we reinitiated efforts to more aggressively market and sell our Electrophysiology and VersaRad products.

Electrophysiology Products(“EP”). The treatment of cardiac arrhythmia patients typically involves a diagnostic study of the electrical functioning of the heart with an electrophysiology, or EP, study. We estimate that approximately 200,000 EP studies are performed each year by electrophysiologists. When an EP study indicates that the patient requires a surgical procedure, the electrophysiologist will map the electrical activity in the patient’s heart in an effort to locate the precise area of the heart that is causing the arrhythmia. The EP x-ray imaging systems, tilt-tables and Bloom, are used by electrophysiologists to evaluate the best course of treatment. We introduced a significant upgrade to the EPX system in 2003 that included a new high-resolution digital imaging system along with a generator upgrade providing a 300% increase in power output, thus enabling the clinician to better image larger patients without a significant increase in x-ray dose to the patient or staff. In August of 2005 we ceased to market and sell EPX systems either directly or through our network of dealers. Bloom is used by electrophysiologists in the treatment of patients with cardiac arrhythmia, as well as when patients receive pacemakers and implantable defibulators. We sell Bloom directly worldwide, as well as through a distribution arrangement with GE Medical Systems.

SPX (Special Procedure Imaging System). Over 20 million people in the U.S. suffer from some form of peripheral vascular disease. SPX is designed for the special requirements of peripheral radiology, such as mobility and dose control. SPX offers customers a range of software and hardware options and upgrades to meet specific physician requirements. We ceased to market and sell the SPX system in July 2005 either directly or through our network of dealers.

VersaRad Line. VersaRad capitalizes on unique positioning capabilities requiring minimal patient movement, making it well suited for emergency room applications. It is also a versatile general radiographic system, allowing x-ray of every bone and joint in the body. The VersaRad is available for use with a traditional x-ray film cassette as well as a digital array. We ceased to sell the VersaRad system directly in July 2005, but it continues to be available through our network of dealers. In addition, we supply the VersaRad product to Kodak under an OEM Agreement. In February 2006, management received a purchase order from Kodak for a last time purchase of VersaRad. Therefore, we expect that no further VersaRad units will be sold to Kodak after fulfillment of the last time purchase order in May 2006.

Auction Process. In March 15, 2006, we announced that we had started an auction process to sell the RE&S business. Bidders were asked to submit bids for the entire RE&S business, individual Product Lines or components thereof. The auction is expected to be held on May 15, 2006. As soon as possible after the end of the auction, we intend to finalize and enter into definitive agreements with the party or parties who submit the offer(s), if any, which in our sole judgment, are the most attractive bid(s) for the RE&S business and Product Lines.

Under Delaware law, any sale of all or substantially all of our assets requires approval by Fischer’s stockholders. In the event it is determined that the sale of the RE&S assets to a successful bidder would be considered a sale of all or substantially all of our assets, we will either file a petition under Chapter 11 of title 11 of the Bankruptcy Code and immediately move to close the sale pursuant to §363(b) and (f) of the Bankruptcy Code or seek the necessary stockholder approval.

Backlog

Subsequent to year-end, we received last time purchase orders for 20 MammoTest units under the EES Amendment and VersaRad units with Kodak under our OEM Agreement, of which we have committed to produce 30 units. As of today, the only other product lines are the EPX/SPX Line and Bloom Line. Backlog for the EPX/SPX and Bloom product lines is zero; we believe this is due to our reduced marketing efforts and the market’s perception of our financial condition. We have sold no EPX/SPX units and 16 Bloom units since December 31, 2005.

Research and Development

Prior to the Asset Sale, we employed development engineers who were dedicated to the enhancement of our existing products and the development of next generation products for the diagnosis and treatment of breast cancer and the general radiology market. Significant effort was expended on engineering, designing systems and software development to enhance the SenoScan digital imaging system. Subsequent to the Asset Sale, our significantly reduced engineering staff has supported changes necessary for compliance with FDA requirements and production.

Our research and product development expenses were approximately $5.2 million, $6.5 million and $4.7 million in 2005, 2004 and 2003, respectively. During the fourth quarter of 2005, our research and product development expenses were approximately $0.5 million.

Sales and Marketing

Prior to the Asset Sale, we sold our products worldwide primarily through a direct sales force augmented by selected channel partners. Our marketing activities also previously included trade shows, advertising in professional journals, conferences and physician training programs. All marketing efforts were terminated on June 30, 2005 when we eliminated the marketing department as a result of the pending Asset Sale.

Our SenoScan digital imaging system was introduced in 2001. The marketing plan for SenoScan was primarily directed towards the physician/user and, to a lesser extent, healthcare administrators. Our marketing to the physician/user was focused on over 1,000 current MammoTest customers that were mammography centers, whether engaged in screening and diagnostics, teaching or research. Our physician marketing for SenoScan focused on demonstrating the technical, clinical and financial benefits of digital imaging as compared to x-ray film diagnosis. In addition, we provided the consumer/patient with brochures outlining the digital mammography process and its potential benefits compared to x-ray film.

The market for MammoTest in the U.S. is mature, as the use of stereotactic breast biopsy is a well-established diagnostic procedure. Furthermore, customer requirements and the competitive landscape are much better known in the physician community for breast biopsy than for digital imaging. Our marketing effort for MammoTest prior to the Asset Sale focused on existing customers as well as the emerging corporate healthcare buyers, such as Health Trust Purchasing, AmeriNet and Broadlane. We also sold and continue to sell our MammoTest products to EES for distribution in Europe; however, in March 2006, we made arrangements with EES for a final purchase order.

We marketed our RE&S products through several channels including direct sales personnel, partnering and other marketing efforts. Prior to the third quarter of 2005, we had two direct sales personnel who would call on hospitals with our EPX, SPX and VersaRad product lines. In addition, we sell our VersaRad product to Kodak for resale but in February 2006, we received a last time buy purchase order. We also sell our Bloom Stimulator directly to end user physicians as well as to GE Medical Systems for resale. Sales to GE Medical Systems has declined. We believe this is due to the market’s perception of our financial condition.

Prior to the Asset Sale, we sold our products worldwide primarily through a direct sales force augmented by selected channel partners. As of December 31, 2004, we had 22 direct sales people whose territories were mainly composed of large metropolitan areas. In addition, we had a limited number of dealers in the United States. All our international sales and service operations were confined to United Kingdom, France, Italy and Germany and were supported by the European headquarters at Fischer Imaging International, Geneva, Switzerland.

Service

Our service organization is responsible for installing our products, providing warranty and repair services, applications training and biomedical training. Products sold by our direct sales force typically carry limited warranties covering parts and labor for twelve months. Products sold through dealers also carry limited warranties, with terms that are normally for twelve months and covering only parts or components. Service personnel offer maintenance service either under contracts or at hourly rates. In many foreign countries outside of Europe, we use dealers and third parties to provide maintenance service for our products.

In January 2006, we signed the Kodak Agreements. As a result, we notified all our Service contract customers in the United States and Europe that their service contracts have been terminated effective April 21, 2006 and May 12, 2006, respectively. In addition, we notified all customers with remaining warranty obligations that we plan to purchase a service contract from Kodak to meet their warranty needs until the end of the warranty period. We plan to continue to meet our Service obligations until the applicable contract termination dates. We plan to continue to meet our service and warranty obligations for the RE&S Product Lines until the completion of the sale of the RE&S business.

There can be no assurance that all customers to which we have warranty and service obligations will be satisfied or accept Kodak as their alternative service provider. If they do not, such customers may assert claims for damages against us. We cannot determine the potential impact or outcome if this were to occur.

If the time necessary to complete the sale of the RE&S business extends beyond a reasonable period of time, we may not have sufficient funds to continue these service operations. If the effort to sell the RE&S business is unsuccessful, management will seek appropriate alternative service providers to provide continuation of service for RE&S warranty and service contract obligations. If we are unable to find appropriate alternative service providers, we may not have sufficient funds to reimburse our customers for service and warranty obligations for the RE&S business.

Applications training and warranty support committed to be provided under the EES Amendment will be provided by an alternative service provider since management plans to wind down and liquidate our European subsidiaries in the near future. Our European subsidiaries are in discussions with an alternative service provider but if this fails, additional funds may need to be used to fund the operations until an appropriate alternative service provider is located. If an alternative service provider cannot be located at a reasonable cost, the projected positive cash contribution from the sale of Tables under the EES Amendment could be at risk.

As of December 31, 2005, we employed 37 field and technical support engineers, 6 applications training personnel, and 5 customer service personnel, administrative and management personnel in our worldwide service organization. As of March 10, 2006, we employed 29 field and technical support engineers, 4 applications training personnel, and 3 customer service personnel, administrative and management personnel in our worldwide service organization.

Manufacturing

Our products are manufactured in our production facility in Denver, Colorado. The manufacturing process is primarily assembly, integration, testing, and quality control of parts, components and assemblies, the majority of which are purchased or outsourced from vendors.

Many parts and components for our systems are generally readily available from several supply sources. However, for several critical components, including cameras and autoguides used in our MammoTest product, we rely on one supplier. The manufacture of these components is highly complex and requires a precise, high quality manufacturing process from our suppliers. We have experienced performance issues with several of these suppliers in meeting our supply chain and quality requirements. As a result, we have experienced unanticipated production problems that have caused us to miss customer shipment request dates, delay production and incur additional costs related to manufacturing, shipping and installation. A significant delay in production in 2006 could have a significant impact on our ability to meet the requirements of the last time purchase orders received from EES and Kodak. We, relative to the Service business and with Hologic’s consent, granted Kodak a non-exclusive limited license to perform these service related activities in the Kodak License Agreement. As a result, we are in the process of transferring all suppliers of components for the MammoTest and SenoScan product lines to Kodak.

As of December 31, 2005, we employed 34 employees in our manufacturing organization, including 26 in production and 8 in quality and regulatory affairs.  As of March 10, 2006 we employed 34 employees in our manufacturing organization, including 27 in production and 7 in quality and regulatory affairs.

Intellectual Property

We seek to protect our proprietary rights through a combination of technical experience, patent, trade secret and trademark protection and nondisclosure agreements. We license certain intellectual property from Hologic relating to the Mammography Assets sold to Hologic, which we use primarily to manufacture the MammoTest stereotactic breast biopsy system for EES and to continue to fulfill our obligations in the Service business. In addition, we hold issued patents covering, among other things, certain features of our SPX and EPX products and related technologies and processes. We also rely on trade secrets and proprietary knowledge that we seek to protect, in part, through appropriate confidentiality and proprietary information agreements. These agreements generally provide that all confidential information developed or made known to an individual during the course of his or her relationship with us is not to be disclosed to third parties, except in specific circumstances. They also generally provide that all inventions conceived by the individual in the course of his or her services to us are our exclusive property. The value of the RE&S business will depend in part on our ability to protect and preserve our RE&S related intellectual property rights.

Competition

The medical device industry is intensely competitive and had a significant impact on our 2005 results. Most of our competitors had substantially greater financial and other resources, larger research and development staffs, and more extensive marketing and manufacturing organizations than we did.

We faced significant competition in digital imaging from large companies that were pursuing the same digital mammography market. In 2000 the FDA cleared the Senographe 2000D from General Electric, in 2002 the FDA cleared a digital mammography system from Hologic and in 2004 FDA cleared the Mammomat Novation system from Siemens. Additional companies had announced plans to develop digital mammography systems, including Fuji, PlanMed and Kodak.

We also have significant competition in our RE&S business from many companies that are pursuing the same market. EPMed manufacturers a product similar to Bloom. GE, Siemens, Phillips Electronics and Omega Medical Systems each manufacture and sell products similar to EPX. SwissRay is a primary competitor for our VersaRad product line.

Regulation

The medical devices manufactured and marketed by us are subject to regulation by the FDA and, in many instances, by foreign governments. Under the U.S. Federal Food, Drug and Cosmetic Act, known as the FD&C Act, manufacturers of medical devices must comply with certain regulations governing the design, testing, manufacturing, packaging and marketing of medical devices. In addition, our design and manufacturing processes are subject to the Quality System Regulation (“QSR”), administered by the FDA. The majority of our products are also subject to the Radiation Control for Health and Safety Act, administered by the FDA, which imposes performance standards and record keeping, reporting, product testing and product labeling requirements for devices that emit radiation, such as x-rays.

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

The FDA and foreign regulatory agencies can withdraw previously issued clearances or require us to change a product or its manufacturing process or labeling, to supply additional proof of its safety and effectiveness, or to recall, repair, replace or refund the cost of the medical device, if it is shown to be hazardous or defective.

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

FDA regulations require manufacturers of medical devices to adhere to the QSR, which includes testing, quality control, quality assurance, corrective action, preventive action, and documentation procedures for design, manufacturing, installation and servicing. Our manufacturing facilities are subject to periodic inspections by the FDA.

As previously discussed, the FDA inspection that ended May 2005 resulted in the FDA’s issuance of a Form 483 detailing aspects of nonconformity with the QSR. Our goal is to address the FDA’s inspectional observations without the agency pursuing additional regulatory or enforcement action. There can be no assurance, however, that our efforts will be successful and that the FDA will not pursue such actions which could include, but not be limited to, the issuance of another Warning Letter; a court-ordered injunction; product seizures; recall of products; and criminal and/or civil proceedings. If an injunction is issued, it may preclude us from shipping products or replacement parts until corrective action is taken and verified by the FDA.

We are also subject to other federal, state, local and international laws and regulations related to worker health and safety, environmental protection and export controls. Some of our technology is governed by the International Traffic in Arms Regulations of the United States Department of State. As a result, the export of some of our systems to some countries may be limited or prohibited. We believe we are in compliance, in all material respects, with these other laws and regulations and that maintaining such compliance will not have a material financial impact on future capital expenditures or results of operations.

Employees

As of December 31, 2005, we had 112 employees, including 93 in our U.S. operations and 19 in our international operations. As of December 31, 2005, we employed 48 people in service, 34 in manufacturing, 15 in engineering and 15 in administration. None of our employees are parties to a collective bargaining agreement. We consider relations with our employees to be satisfactory. In December 2005, we entered into independent contractor agreements with our President and Chief Executive Officer and our Chief Financial Officer, which officers ceased to be employees. On an as-needed basis we sub-contract for personnel to augment our needs. As of March 10, 2006, we had 88 employees, including 75 in our U.S. operations and 13 in our international operations. All but 14 of our U.S. employees have received 60-day notice of their departure date. We estimate approximately 35 of our U.S. employees will leave on or after April 7, 2006 and approximately 26 will leave in May 2006.

We entered into termination and retention arrangements from June 2005 through March 2006 with approximately 102 employees in the U.S. and Europe. All areas of the Company were impacted. Retention payments under these agreements are earned over the periods July 1, 2005 through December 31, 2005 and January 1, 2006 through June 30, 2006 and are currently estimated to be $0.7 million and $0.5 million, respectively. Severance payments, earned upon involuntary termination, are estimated to be $1.3 million. We believe retention of the remaining employees is absolutely critical as they each have irreplaceable skill sets. If any of these key employees voluntarily terminate, we may not be able to complete the last time purchase orders from Kodak and EES which could have a significant impact on our cash projections and on our ability to continue to operate our business.

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

Other Sources

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room, located at 450 Fifth Street NW, Washington, DC 20549, and may obtain information about the operation of the Public Reference Room by contacting the SEC at 1-800-SEC-0330.

ITEM 1A. Risk Factors

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

Risks Related to Our Business

We continue to incur substantial losses and reductions in cash and our ability to execute our business strategy is uncertain.

As of March 17, 2006, we had $1.7 million and $0.3 million in cash in the U.S. and Europe, respectively, excluding $0.6 million placed into an irrevocable trust to fund employee-related obligations. We expect to receive approximately $6.9 million in revenues from the Kodak and EES last time purchase orders and other orders filled since December 31, 2005 or on hand as of March 2006, but these amounts will be offset by continuing claims, liabilities and expenses from operations (such as operating costs, salaries, retention and severance payments, lease payments, insurance, and local taxes, legal and accounting fees and miscellaneous office expenses). We continue to experience significant expense and demands for management resources in connection with continuing litigation and the ongoing FTC investigation. In addition, we continue to negotiate with creditor, vendors, suppliers and others to mitigate our potential liabilities to these parties; however, we are unable to predict our success in this regard and additional claims and liabilities are likely to arise. Our strategy to maintain sufficient liquidity to enable an orderly wind up of the business and effectively fulfill or settle outstanding claims and obligations may be jeopardized if we are unable to substantially complete the last time purchase orders or if substantial claims and liabilities are asserted against us. If this occurs, we may be forced to cease operations and liquidate assets pursuant to applicable law, which may include filings for bankruptcy protection under Chapter 7 or 11 of the Bankruptcy Code.

We may be unable to fulfill last time purchase orders from Kodak and EES at all or in a timely manner.

Our business plan is dependent on substantially completing the last time purchase orders from Kodak and EES in a timely manner. Adverse regulatory action, failure to obtain the necessary component parts, or failure to retain key employees may prevent us from fulfilling these purchase orders, at all or timely, which would adversely affect our ability to remain in operation.

Our vendors and suppliers may fail to deliver components for our products.

We rely on a limited number of suppliers for several critical components needed to manufacture our products. In addition, we have experienced performance and quality issues with respect to some of our component parts and delays in product shipments. Also, several of our suppliers require payment in advance of delivery or cash on delivery, and others may do so in the future. We may have additional difficulties with respect to our ability to obtain components on a timely and cost-effective basis in order to manufacture our products and may not be able to obtain such components at all. Our inability to obtain the requisite parts could cause us to be unable to complete the final Kodak and EES purchase orders and therefore would have a substantial adverse impact on our ability to continue our operations.

We are continuing to negotiate with our creditors including vendors and customers and may face additional claims in the future.

We continue to negotiate with our creditors including vendors and customers to mitigate and settle our known liabilities to them or their claims of liabilities. We may incur additional liabilities if our liquidity situation deteriorates further and may face additional claims from creditors seeking to protect their interests in light of our announcements regarding our financial condition and business plans. We are unable to predict our success in attempting to negotiate with these parties nor the expense related to defending any such claim. If the Service business customers do not sign replacement service agreements by April 2006 or the customers do not accept Kodak as a service provider, we may not have reduced our obligations or costs.

With respect to Philips, in late 2005 we had discussions with Philips as to the settlement of potential claims under the Philips Agreement. We declined Philips offer to settle the matter and referred Philips to the dispute resolution provisions of the agreement. We are unable to predict whether Philips may file suit or the amount, if any, that Philips may demand, or the expense related to defending any such claim. If substantial additional claims are asserted against us, we may be forced to seek protection under the Bankruptcy Code.

Regulatory agencies could take adverse action which could have an adverse impact on our ability to continue in operation.

We are subject to regulation by the FDA and foreign regulatory agencies. We have responded to the Form 483 issued by the FDA in May 2005 and will continue to communicate with the FDA regarding our compliance; however, there can be no assurance that our efforts will be successful or that the FDA will not pursue regulatory or enforcement action with respect to this or other matters. FDA action could include issuance of another Warning Letter, a court-ordered injunction, product seizures, product recalls, and criminal and/or civil proceedings. An injunction or similar action may prevent us from shipping products to fulfill final purchase orders until corrective action is taken and verified by the FDA.

We are also subject to regulation by foreign government authorities in Europe and such authorities may withdraw approval or require us to change a product or its manufacturing process or labeling, to supply additional proof of its safety and effectiveness, or to recall, repair, replace or refund the cost of the device, if it is shown to be hazardous or defective. Such authorities in Europe could also prevent us from transitioning our European Service business to an alternative service provider.

Any of these actions by the FDA or foreign regulatory authorities would have a material adverse impact and on our ability to continue to operate and may cause us to seek protection under the Bankruptcy Code.

Potential product defects or related performance issued could result in product recalls and significant liability and legal costs.

Complex medical devices such as we have produced and continue to produce on a limited basis can experience performance problems in the field that require review and possible corrective action by the manufacturer. Some of the issues may in the future be addressed by alternative service providers; however, some product problems could result in market withdrawals or product recalls which could result in significant liability and legal costs.

Our business exposes us to potential product liability claims that are inherent in the manufacture and sale of medical devices and, as such, we may face substantial liability to patients for damages resulting from the faulty design or manufacture of products. We have been a defendant, from time to time, in product liability actions. Although, we currently have product liability insurance, our claims-made policy coverage ends as of May 1, 2006, and we have been unable to find commercially reasonable replacement coverage. Consequently, a product liability claim or other claim prior to May 1, 2006 in excess of insured liabilities or any claim after May 1, 2006 could have a material adverse effect on us.

Our plans to liquidate and wind-up our European subsidiaries may require additional cash or may prevent us from meeting our EES obligations

In December 2005, the Board of Directors approved the liquidation and wind-up of our European subsidiaries. After the Asset Sale, the only remaining recurring European revenue is related to service contracts. We anticipate that applications training and warranty support due under the EES Amendment and Distributor Agreement will be provided by an alternative service provider in Europe. Our European subsidiaries are in discussions with an alternative service provider but if this fails, additional funds may be needed to fund the operations until an appropriate alternative service provider is located. If an alternative service provider cannot be located at a reasonable cost, the projected positive cash contribution from the sale of the EES Tables could be at risk.

As our European subsidiary liquidate, additional cash may be required to ensure the transition to an alternative service provider is completed. We may not be able to provide cash from the U.S. depending on our cash availability. If this were to happen, the projected positive cash contribution from the sale of the EES Tables could be at risk. As of December 31, 2005, the Board of Directors approved the forgiveness of the receivables from the European subsidiary since we deemed it uncollectible. If the European subsidiaries cannot secure additional cash when necessary, each may be required to cease operations and request receivership proceedings under applicable Swiss or German insolvency law.

We may be unable to retain key employees.

Our key employees are vital to our business plan over the coming months. If we are unable to retain these employees, we may be unable to complete our business strategy and may be forced to cease operations and liquidate under applicable law including a liquidation under Chapter 7 or 11 of the Bankruptcy Code.

Failure to collect accounts receivable on a timely basis would materially adversely affect us.

Our accounts receivable balance was $4.0 million, net of the allowance for doubtful accounts of $0.4 million, as of December 31, 2005. Approximately, $2.3 million of this relates to our Service business, which we may have difficulty collecting as a result of the exiting the Service business. In addition, currently we have two primary customers, Kodak, in connection with the VersaRad last time purchase order, and EES, in connection with the MammoTest last time purchase order. If we have difficulties or delays in collecting receivable due from either of Kodak or EES, or on our Service business related receivables, our business will be materially adversely effected and we may be forced to cease operations and liquidate under applicable law including a liquidation under Chapter 7 or 11 of the Bankruptcy Code.

The RE&S auction process may not be successful.

Our efforts to sell the RE&S business and product lines may be unsuccessful or may not generate significant proceeds to pay unknown creditor claims or contribute cash to distribute to stockholders. If the RE&S business is not sold in its entirety, we would be left with continuing obligations in connection with RE&S related service and warranty obligations. We would seek alternative service providers to provide continuation of service for warranty and service contract obligations; however, if we were unsuccessful, we could be left with potential liability in connection with these continuing service and warranty obligations. If a potential strategic transaction with respect to the RE&S service and warranty obligations could not be completed in a reasonable period of time, we may not have sufficient funds to continue to RE&S service operations.

We are the subject of a continuing FTC investigation, and the FTC may elect to bring further action against us.

We are the subject of an investigation by the FTC into whether our transaction with Hologic violated federal antitrust laws. We are in the process of responding to the FTC requests, which continues to be expensive and require significant management time, and we cannot predict the outcome of the investigation, including whether the FTC will take any further actions against us.

There may be no value to distribute to stockholders.

The amount, if any, available for distributions to stockholders will primarily depend on our ability to complete the EES and Kodak last-time purchase orders, our ability to sell the RE&S business, control expenses and minimize liabilities in the coming months. Stockholders will only receive distributions after our business is wound down and we have fulfilled or reserved for, to the extent possible, all obligations and liabilities to creditors including vendors, customers and others. This process may take a considerable amount of time and we are unable to predict whether stockholders will receive distributions or the timing of any potential distributions.

Risks Related to Our Common Stock

Our common stock trades on the Pink Sheets and the market for our common stock is limited.

Our common stock is thinly traded and occurs in the over-the-counter market called the “Pink Sheets.” Consequently, selling our common stock can be difficult because smaller quantities of shares can be bought and sold, transactions can be delayed and security analyst and news media coverage of us may be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of our common stock as well as lower trading volume. Our common stock is also subject to the “penny stock” regulations, including Rule 15g-9 under the Securities Exchange Act of 1934. That rule imposes additional sales practice requirements on broker-dealers that sell low-priced securities to persons other than established customers and institutional accredited investors. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Consequently, the rule may affect the ability of broker-dealers to sell our common stock and affect the ability of holders to sell their shares of our common stock in the secondary market.

Our policies could be significantly influenced by the voting power of our significant stockholders.

Five institutional investors, Hologic and a single individual stockholder, combined, beneficially, own approximately 59.7% of our common stock as of December 31, 2005. As a result, a few stockholders are able to exercise significant influence on the election of our board of directors and could thereby direct our policies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We maintain a leased office for our headquarters and manufacturing facility in Denver, Colorado. This facility includes approximately 120,000 square feet of office and manufacturing space and is leased from JN Properties. Under the terms of the Lease, the Lease may be terminated within 60 days of written notice of intent to vacate or May 31, 2006, whichever is earlier. We intend to vacate on May 31, 2006 and to search for a suitable facility to lease to continue the RE&S business during the auction process. We also lease office space in Switzerland on a month-to-month basis.

ITEM 3. LEGAL PROCEEDINGS

On December 20, 2005, University Health Network (“UHN”) and Mount Sinai Hospital (“Mount Sinai”) filed a Statement of Claim in Ontario, Canada against Fischer and Horizon Medical Services Ltd. (“Horizon”) and asserted claims seeking to recover damages relating to their purchase of two SenoScan units from us. In summary, UHN and Mount Sinai allege, among other things, that the SenoScan units, which were manufactured by us and sold by Horizon, an entity authorized to sell these types of machines in Canada, were defective and did not conform to certain agreed specifications. The suit seeks Canadian $1 million in damages, plus interest, attorneys’ fees and expenses. We have denied the allegations advanced by UHN and Mount Sinai and asserted breach of contract counterclaims against UHN and Mount Sinai for failing to pay approximately Canadian $450,000 in connection with the sale of the two SenoScan units. Also, Horizon has denied the core allegations advanced by UHN and Mount Sinai. Horizon also asserted breach of contract counterclaims against UHN and Mount Sinai for failing to pay amounts due relating to the sale of the two SenoScan units and asserted cross-claims for repayment of attorney fees against us for indemnification based on, among other things, its contention that Horizon acted as our agent in the underlying transaction and we must indemnify its agent under applicable law. We believe the suit and counterclaim are without merit and intend to vigorously defend the case, as well as assert counterclaims against Horizon for nonpayment.

We received in October 2005 a request from the FTC asking that we voluntarily produce certain information and material to the FTC in connection with the Asset Sale. On January 31, 2006, we received additional information requests from the FTC in the form of a Subpoena Duces Tecum and Civil Investigative Demand as part of this ongoing investigation. The FTC’s requests, which do not allege any wrongdoing, are part of a nonpublic investigation to determine whether the Asset Sale may be anticompetitive and a violation of Sections 7 or 7A of the Clayton Act or Section 5 of the Federal Trade Commission Act. We are in the process of responding to the FTC requests which continues to be expensive and require significant management time, and we cannot predict the outcome of the investigation, including whether the FTC will take any further action against us.

On December 21, 2005, we filed a complaint and jury demand against Cedara Software Corporation (“Cedara”) seeking damages arising from Cedara’s breach of a contract to sell software applications products. Cedara answered the complaint on January 30, 2006 and filed a counterclaim for unpaid invoices and other relief. We do not expect any liability in addition to amounts recognized as of December 31, 2005 for the counterclaim and will vigorously defend the counterclaim while pursuing our case. At this time, management cannot determine the possible outcome of the lawsuit.

We are also a defendant in various lawsuits incidental to the operation of our business. We do not believe that any of those pending legal proceedings would have a material, adverse effect on our consolidated financial position or results of our operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

In July 2003, our stock was delisted from the Nasdaq National Market where it was traded under the symbol “FIMG.”  At that time our trading symbol changed to “FIMG.PK” and our common stock is now available for trading over-the-counter with trades reported by the Pink Sheets LLC. The following table sets forth, for each of the periods indicated, the high and low closing bid prices per share of our common stock as reported by the Pink Sheets LLC. The high and low bid quotations reflect inter-dealer prices, without retail mark up, mark down or commission and may not represent actual transactions.

	High	Low
2004
First Quarter	$5.10	$4.00
Second Quarter	4.50	2.20
Third Quarter	3.54	1.90
Fourth Quarter	4.25	2.30

2005
First Quarter	$7.00	$3.50
Second Quarter	6.30	2.00
Third Quarter	2.00	0.13
Fourth Quarter	0.36	0.05

As of December 31, 2005, there were approximately 188 holders of record of our common stock. We believe that we actually have in excess of 1,500 beneficial owners. The closing sale price of our common stock on March 24, 2006 as reported by Pink Sheets, LLC was $0.08 per share. We have not declared or paid any cash dividends on our common stock in the last five years. As discussed above, we intend to wind up our business, satisfy or provide for our liabilities and distribute amounts, if any, remaining to stockholders. We are unable to predict whether any amounts will be available to distribute to stockholders under these circumstances and the amounts of any potential distributions.

Recent Sales of Unregistered Securities

During January and June 2005, we issued 24,333 shares of common stock upon the exercise of options held by three former officers of the Company for an aggregate price of $55,124. The shares were issued in reliance on the exemption from registration requirements provided in Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

You should read the following Selected Consolidated Financial Data with the consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Consolidated Statement of Operations Data
Revenues:
Products (5)	$32,254	$48,645	$32,814	$30,630	$28,055
Services	15,014	15,395	13,348	14,480	13,860
Total revenues	47,268	64,040	46,162	45,110	41,915
Cost of sales:
Products (2)	31,181	33,648	25,109	28,180	17,984
Services (2)	18,467	17,523	13,629	11,887	7,307
Total	49,648	51,171	38,738	40,067	25,291
Gross profit	(2,380)	12,869	7,424	5,043	16,624
Operating expenses:
Research and development	5,233	6,531	4,654	4,559	3,257
Selling and marketing	5,913	10,469	9,376	7,981	7,278
General and administrative	10,509	7,917	8,754	7,697	5,028
Impairment of long-lived assets (3)	2,350	—	—	—	—
Lease termination fee (4)	4,000	—	—	—	—
Total operating expenses	28,005	24,917	22,784	20,237	15,563
(Loss) income from operations	(30,385)	(12,048)	(15,360)	(15,194)	1,061

Interest expense	(3,066)	(66)	(49)	(81)	(138)
Interest income	66	4	62	119	77
Patent settlement income (1)	—	5,150	900	24,950	—
Gain on sale of Mammography Assets (5)	32,000	—	—	—	—
Other (expense) income	(151)	39	34	(74)	(118)
Total other income (expense)	28,849	5,127	947	24,914	(179)
(Loss) income before income taxes	(1,536)	(6,921)	(14,413)	9,720	882
Provision (benefit) for income taxes	71	—	—	—	—
Net (loss) income	$(1,607)	$(6,921)	$(14,413)	$9,720	$882
Net (loss) income per common share:
Basic	$(0.17)	$(0.74)	$(1.55)	$1.06	$0.10
Diluted	$(0.17)	$(0.74)	$(1.55)	$1.00	$0.09
Shares used to calculate net (loss) income per share:
Basic	9,392	9,353	9,319	9,204	8,643
Diluted	9,392	9,353	9,319	9,692	9,352
Balance Sheet Data (at end of period):
Working capital	$4,473	$4,169	$9,405	$23,199	$14,061
Total assets	14,698	31,374	32,348	41,079	31,552
Total long-term debt (credit facility)	—	1,454	454	1,181	1,003
Total stockholders’ equity	5,012	6,593	13,075	27,493	17,669

(1)          During the second quarter of 2002, we settled a patent infringement lawsuit that we had filed against Thermo-Electron Corporation and Hologic, Inc. Under the $32.2 million settlement, we received $25.0 million in cash and recognized $0.9 in each of 2003 and 2004 as annual installments. In June 2004, we received an accelerated final settlement payment of $4.3 million.

(2)          During 2005, the provision for excess and obsolete inventories increased by $7.8 million as a result of a reduction in forecasted sales and service usage resulting from the sale of the Mammography Assets to Hologic, the arrangement made with Kodak, and the lack of sales generated from the Philips Agreement. Approximately $2.0 million is reported as services cost of sales and $5.8 million is reported as product cost of sales.

(3)          An impairment of long-lived assets of $2.4 million was recorded during 2005 as discussed in Note 4 of the consolidated financial statements.

(4)          In exchange for early release from the long-term lease with JN Properties, we agreed to pay to JN Properties $4.0 million plus certain accrued 2005 property taxes as discussed in Note 5 of the consolidated financial statements.

(5)          We agreed to sell our intellectual property rights related to our mammography business and products, including rights to our SenoScan digital mammography and MammoTest stereotactic breast biopsy systems as described in Note 1 of the accompanying consolidated financial statements. As a result of the Asset Sale, sales of the SenoScan and MammoTest during the fourth quarter were $0.0 million and $1.4 million, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following “Management’s Discussion and Analysis” with the consolidated financial statements and related notes and “Selected Consolidated Financial Data” appearing elsewhere in this Form 10-K.

Overview

We service mammography and digital imaging products used in the diagnosis of breast cancer and other diseases and manufacture and sell the MammoTest to a single distributor in Europe. Our primary focus prior to the consummation of the Hologic Asset Sale on September 29, 2005 (as discussed below) was designing, manufacturing and selling mammography and digital imaging products and using our digital imaging technology in screening and diagnostic mammograms and minimally invasive breast biopsy to aid in the early identification of breast cancer. We also continue to service and sell products that meet selected needs of the broader radiology and electrophysiology markets.

Following significant losses and negative cash flows from operations during 2004, which continued into 2005, and delays in the SenoScan redesign program, we obtained financing, as discussed further in Note 6 of the accompanying consolidated financial statements in an aggregate amount of $7.0 million. In May 2005, we announced that we were considering strategic alternatives and retained an international investment bank to assist it in that process. The $7.0 million of financing was completely consumed to fund operations, working capital needs and to repay outstanding loans. Due to difficulties in reducing costs, further delays in the SenoScan redesign program, declines in revenue and other negative developments, we were left with insufficient cash reserves to continue operations in June 2005.

On June 22, 2005, we entered into the Asset Sale Agreement in which we agreed to sell to Hologic all of our intellectual property rights related to our Mammography Assets, which formed the basis for substantially all of our business, for a cash purchase price of $32.0 million. The value of the Mammography Assets sold was zero on our consolidated balance sheets and therefore the entire $32.0 million proceeds were recognized as Gain on sale of Mammography Assets in the accompanying consolidated statements of operations.

Under the Asset Sale Agreement, Hologic agreed to grant us a non-exclusive limited license to use certain Mammography Assets necessary for us to continue our Service business; to fulfill contractual obligations to provide MammoTest and SenoScan systems to EES and Philips, respectively; and to carry out certain activities with respect to our RE&S business. In connection with the entry into the Asset Sale Agreement, Hologic loaned us $5.0 million to be used for working capital purposes.

The Asset Sale Agreement was approved by our stockholders at a special meeting of stockholders held on September 28, 2005 and closing of the Asset Sale transaction occurred on September 29, 2005. As a result, revenues recognized from MammoTest and SenoScan after September 29, 2005 were $1.4 million and $0.0 million, respectively. Our plans with respect to each of the retained assets/businesses is discussed further in the “Liquidity and Capital Resources” section.

As discussed further in Note 14 of the accompanying consolidated financial statements, on March 15, 2006, we announced that we were starting an auction process to sell the RE&S business. Bidders have been asked to submit bids for the entire RE&S business, individual Product Lines or components thereof.

Under Delaware law, any sale of all or substantially all of our assets requires approval by our stockholders. In the event it is determined that the sale of the assets related to the Product Line(s) to a successful bidder would be considered a sale of all or substantially all of our assets, we will either file a petition under Chapter 11 of title 11 of the the Bankruptcy Code and immediately move to close the sale pursuant to §363(b) and (f) of the Bankruptcy Code or seek the necessary stockholder approval.

The factors listed above, among others, raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. As discussed in Note 4, management assessed the recoverability of our long-lived assets and intangibles and recognized an impairment charge of $2.4 million in 2005, a process which included assumptions regarding estimated future cash flows and other factors, and estimated that the maximum amount of additional non-cash impairment charges related to fixed assets would be $0.3 million.

Results of Operations

The following table sets forth the percentage relationship to revenues represented by certain data included in our statements of operations for the years ended December 31:

	2005	2004	2003
Revenues:
Products	68.2%	76.0%	71.1%
Services	31.8	24.0	28.9
Total revenues	100.0	100.0	100.0
Cost of sales:
Products	66.0	52.5	54.4
Services	39.1	27.4	29.5
Total cost of sales	105.1	79.9	83.9
Gross margin	(5.1)	20.1	16.1
Operating expenses:
Research and development	11.1	10.2	10.1
Selling and marketing	12.5	16.3	20.3
General and administrative	22.2	12.4	19.0
Impairment of long-lived assets	5.0	—	—
Lease termination fee	8.4	—	—
Total operating expenses	59.2	38.9	49.4
Loss from operations	(64.3)	(18.8)	(33.3)
Interest expense	(6.5)	(0.1)	(0.1)
Interest income	0.1	0.1	0.1
Patent settlement	—	7.9	2.0
Gain on sale of Mammography Assets	67.7	—	—
Other income (expense), net	(0.2)	0.1	0.1
Income (loss) before income taxes	(3.2)	(10.8)	(31.2
Provision for income taxes	(0.2)	—	—
Net income (loss)	(3.4)%	(10.8)%	(31.2)%

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Product Revenues

Total revenues decreased 26.2% to $47.3 million for the year ended December 31, 2005 from $64.0 million for the year ended December 31, 2004. Product revenues decreased 33.7% to $32.3 million in 2005 from $48.6 million in 2004.

•                  SenoScan digital mammography product revenue decreased 63.3% or $12.2 million to $7.1 million in 2005 from $19.3 million in 2004. Revenues for the year ended December 31, 2004 included $8.4 million related to a non-domestic sale that was shipped in December 2003 and installed during 2004. Without this non-domestic sale, SenoScan digital mammography product revenue decreased 35.1% or $3.8 million in 2005 from 2004. As a result of the Asset Sale, SenoScan sales during the fourth quarter of 2005 were $0.0 million. Prior to the Asset Sale in 2005, we sold fewer units due to our inability to provide upgrades and enhancements to our workflow management software and to introduce alternative workflow solutions and other performance enhancements.

•                  Revenues from our MammoTest breast biopsy products decreased 14.9% or $2.8 million to $16.1 million during the year ended December 31, 2005 from $18.9 million during the year ended December 31, 2004. This is primarily attributable to the Asset Sale as

MammoTest sales during the fourth quarter of 2005 were $1.4 million compared to $5.4 million in the fourth quarter of 2004. The majority of the sales in the fourth quarter of 2005 were related to open orders on September 29, 2005 that were specifically approved by Hologic. This decrease in MammoTest product revenue was partially offset by sales volume increases prior to the Asset Sale due to stronger demand for the product in the U.S.

•                  RE&S products revenues decreased $1.4 million to $9.1 million during the year ended December 31, 2005 from $10.5 million during the year ended December 31, 2004 primarily due to sales volume decreases in the VersaRad and Bloom product lines and decreases in pricing due to higher mix of OEM sales.

After the Asset Sale, we can only sell the MammoTest to EES through the term of the Distributor Agreement. As a result of the EES Amendment and orders on hand at December 31, 2005, we expect to sell a total of 23 MammoTest units in 2006. As a result of the last time purchase order and other orders from Kodak for the VersaRad product, we expect to sell 36 VersaRad units in 2006. As of March 16, 2006, there is no backlog for the EPX/SPX and Bloom and we have only sold 16 Blooms through March 16, 2006. Management believes this is due to our reduced marketing efforts and the market’s perception of our financial condition.

Service Revenues

Our service revenues for the year ended December 31, 2005 decreased 2.5% to $15.0 million from $15.4 million during the year ended December 31, 2004. The decrease in service revenues is primarily due to a decline in installation revenue due to lower product sales and lower time and material revenues, partially offset by higher number of MammoTest and SenoScan units under service contracts in both the U.S. and Europe leading to an increase in contract revenue. Approximately 17% of service revenues were from the sale of disposables and parts during 2005. Approximately 15% of service revenues were from time and material billings mainly related to the MammoTest and SenoScan. Service revenues for the RE&S business were $0.5 million in 2005.

As a result of the announcement of the Asset Sale, we have experienced declining service contract sales in the SenoScan and MammoTest area. In addition, the Kodak Agreements and the related terminations of all of our service contracts means that service revenues will continue to decline to zero by the end of April 2006. After April 2006 service revenues will only be related to the RE&S business.

Cost of Sales—Products

Cost of sales for products consists of fixed and variable costs incurred for purchased components for products, assembly, integration and testing of our products, expenses associated with quality and regulatory affairs, warranty provision, excess and obsolete inventory, shrinkage and other inventory carrying costs.

Cost of sales for products in the year ended December 31, 2005 was $31.2 million or 96.7% of product revenues compared to $33.6 million or 69.2% of product revenues in the year ended December 31, 2004. As a result of a reduction in forecasted sales which resulted from the Asset Sale and changes in market conditions, the provision for excess and obsolete inventories increased by $5.7 million in the year ended December 31, 2005. In addition, cost of sales increased by $0.8 million in the year ended December 31, 2005 for additional customer commitment obligations. The cost of sales for products in the year ended December 31, 2005 excluding the charges related to these reserves would have been $24.6 million or 76.3% of product revenues. The cost of sales for products in the year ended December 31, 2004 excluding the impact of a higher, extended warranty provision amounting to $1.0 million associated with a non-domestic sale would have been 67.1%. The overall remaining increase in cost of product sales as a percentage of product revenues is primarily due to the impact of lower average sales prices and higher material prices offset by a decrease in the warranty provision because of lower sales and better product performance.

Cost of Sales—Service

Cost of sales for our services consists primarily of parts cost, salaries, commissions and travel costs for personnel in field service, customer service, applications training and testing and service administration and management.

Cost of sales for services for the year ended December 31, 2005 increased 5.4% to $18.5 million from $17.5 million in the year ended December 31, 2004. As a percent of service revenues, cost of service sales increased to 123.0% in the year ended December 31, 2005 from 113.8% in the year ended December 31, 2004. As a result of the Kodak Agreements, inventory related service usage was forecasted to decline significantly leading to an increase of the provision for excess and obsolete inventories by $2.0 million in the year ended December 31, 2005. The cost of sales for services in the year ended December 31, 2005 excluding this provision would have been $16.4 million or 109.5% of services revenues. Approximately $1.1 million of the decrease in cost of sales is due to reductions in headcount and related employee benefits partially offset by higher commissions due to higher rates to induce increased sales and restructuring expense of approximate $0.5 million.

Research and Development Expenses

Prior to the Asset Sale, we incurred research and development expenses in efforts to redesign and develop new products as well as develop significant enhancements to our existing products. We currently incur a small amount of expenses related to sustaining engineering related to managing safety and FDA issues related to our products. These expenses consist primarily of compensation and overhead costs for staff engaged in research and development activities, software development, consulting costs, and costs for materials and supplies consumed while performing research and development activities. We also offset our research and development costs with income from research grants we receive.

Research and development expenses decreased 19.9% to $5.2 million in the year ended December 31, 2005 from $6.5 million in the year ended December 31, 2004. We spent 11.1% of revenue on research and development in the year ended December 31, 2005 compared to 10.2% in the year ended December 31, 2004. Our efforts in the first half of 2005 and prior were focused on redesigning older products for improved reliability and serviceability and enhancing the features, functionality and reliability of our SenoScan product. Management halted these redesign efforts and terminated related individuals from September 30, 2005 through the end of the year. We recognized expense related to the employee terminations of $0.3 million during the year ended December 31, 2005.

Selling and Marketing Expenses

Prior to the Asset Sale, our selling and marketing expenses consisted primarily of salaries, commissions, travel and other overhead costs for employees and activities in the areas of sales, marketing, sales support, and sales administration. Expenses associated with advertising, trade shows, conferences, promotional and training costs related to marketing our products are classified as selling and marketing expenses.

Selling and marketing expenses decreased 43.5% to $5.9 million in the year ended December 31, 2005 from $10.5 million in the year ended December 31, 2004. We spent 12.5% of revenue on selling and marketing expenses in the year ended December 31, 2005 compared to 16.3% in the year ended December 31, 2004. Effective June 30, 2005 we terminated marketing activity and associated personnel, which resulted in $1.8 million reduction in costs in the year ended December 31, 2005. Shortly before closing the Asset Sale, all sales personnel were terminated as part of a restructuring plan. The total restructuring expense related to these headcount reductions was $0.2 million in 2005. The remaining reduction in selling and marketing expenses was a direct result of adjustments made during 2004 to the distribution and coverage of sales territories, which resulted in a lower number of sales representatives, and the reduction of commissions as a result of lower sales.

General and Administrative Expenses

Our general and administrative expenses consist primarily of compensation and overhead costs for employees and activities in the areas of finance, information technology, human resources and administration. General and administrative expenses also include fees for attorneys, independent auditors, and consultants.

General and administrative expenses increased 32.8% to $10.5 million in the year ended December 31, 2005 from $7.9 million in the year ended December 31, 2004. Our spending for legal and financial advisory fees was $1.1 million higher in the year ended December 31, 2005 as compared to the year ended December 31, 2004 mainly due to work related to the Asset Sale, defending threatened and pending lawsuits and the FTC investigation. In addition, we incurred $0.6 million bad debt expense during the year ended December 31, 2005 as a result of an inability to collect on certain accounts receivable and $0.2 million higher insurance costs due to renewal of our policies. Termination and retention accruals were recognized in the year ended December 31, 2005 for approximately $0.8 million.

Impairment of Long-Lived Assets

As discussed in Note 4 of the accompanying consolidated financial statements and Critical Accounting Policies, we recognized $2.4 million of impairment of long-lived assets in the year ended December 31, 2005.

Lease Termination Fee

As discussed in Note 5 of the accompanying consolidated financial statements, we recognized the $4.0 million payment as “Lease termination fee” in the year ended December 31, 2005.

Interest Expense/Interest Income

Interest expense for the year ended December 31, 2005 increased to $3.1 million from $0.1 million for the year ended December 31, 2004. The majority of the increase is due to the interest expense related to the ComVest Notes entered into in the first quarter of 2005, interest expense related to the note with Hologic, and amortization of the related debt issue costs.

Patent Settlement Income

As discussed in Note 13 of the accompanying consolidated financial statements, we recognized $5.2 million of patent settlement income in 2004.

Gain on sale of Mammography Assets

On September 28, 2005 at a special meeting of stockholders, our stockholders approved the Asset Sale Agreement and the Asset Sale. Upon closing of the transaction, we recognized a $32.0 million gain from the cash sale to Hologic of our Mammography Assets.

Income Taxes

We recognized current tax expense for state taxes and foreign taxes of approximately $0.1 million during 2005. No income tax benefit or provision was recorded in 2004. At December 31, 2005 we had available a domestic net operating loss carry-forward of $32.1 million and $0.7 million of foreign net operating loss carry-forwards. As of December 31, 2005 we had recorded a 100% valuation allowance against our deferred tax assets that resulted in a net deferred tax asset of $0. We expect our future income taxes to be less than $0.1 million per year. See Note 7 of the accompanying consolidated financial statements for a reconciliation of the statutory tax rate to the domestic effective tax rate.

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

Cost of Sales—Products

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

Cost of Sales—Services

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

Research and Development Expenses

Research and development expenses increased 40.3% to $6.5 million for 2004 from $4.7 million in 2003. We spent 10.2% of revenue on research and development for 2004 compared to 10.1% of revenue for 2003. Our employee compensation costs increased $0.4 million or 14.2% as we increased our staffing levels in software development and engineering to focus on redesigning our products for improved reliability and serviceability, as well as enhancing the features, functionality and reliability of our SenoScan product. To support these redesign and product development efforts currently underway, contract engineering services increased $1.2 million and expenditures for research and development materials increased $0.2 million. These increases in our operating costs during 2004 were partially offset by $0.3 million increase in reimbursement of funding from research grants.

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

Patent Settlement Income

As discussed in Note 13 of the accompanying consolidated financial statements, we recognized $5.2 million and $0.9 million of patent settlement income in 2004 and 2003, respectively.

Income Taxes

We estimated that we would not owe taxes for 2004 and the year ended December 31, 2003. Accordingly, no income tax benefit or provision was recorded. This was determined based upon the anticipated 2005 results of operations and an available net operating loss carry-forward of $31.4 million at December 31, 2004. As of December 31, 2004 we had a 100% valuation allowance against our deferred tax asset of $17.8 million because management concluded that the deferred tax asset would not be realized through generation of future taxable income.

Liquidity and Capital Resources

As of December 31, 2005, we had $4.5 million in cash and $4.5 million in working capital compared to $1.9 million in cash and $4.2 million in working capital at December 31, 2004. The $2.3 million net decrease in working capital, excluding cash, is mainly caused by the following:

•                  a $11.7 million decrease in net inventories mainly due to increases in excess and obsolescence reserves of $7.8 million and lower purchases,

•                  a decrease in accounts receivable as a result of lower revenues,

•                  a decrease in our accrued warranties due to lower revenues and better product performance, and

•                  a decrease in accounts payable as a result of utilizing cash received from the Asset Sale to pay vendors.

We used $0.5 million of cash in our investing activities during 2005 for capital expenditures to support efforts in manufacturing and research and development, offset by $0.5 million which became available due to redemption of a certificate of deposit that had been restricted. In order to maintain liquidity, all capital expenditures have been stopped.

We used proceeds from the senior secured promissory notes to repay the line of credit with Silicon Valley Bank as discussed further in Note 6 of the accompanying consolidated financial statements.

The Asset Sale Agreement was approved by our stockholders at a special meeting of stockholders held on September 28, 2005 and closing of the Asset Sale transaction occurred on September 29, 2005. A portion of the $32.0 million in proceeds from the Asset Sale was disbursed as follows (in thousands):

Repay $5.0 million loan with Hologic, plus related interest	$5,114
Repay the ComVest Notes, plus related interest	7,444
Payment of stock warrant obligation to ComVest	1,800
Amendment fee to terminate the Lease plus certain property taxes	4,180
Settle certain accounts payable due at closing of the Asset Sale	931
$19,469

Approximately $8.7 million of the remaining approximately $12.5 million in proceeds from the Asset Sale were used during the fourth quarter to settle additional accounts payable and other short term obligations and to fund operations while we continued to explore strategic alternatives for our RE&S and Service businesses.

We continue to use cash to fund operations. Management has taken and will continue to take steps to reduce our operating costs by reducing the number of employees to the minimum number needed to conduct our remaining businesses, terminating certain contracts, and negotiating releases from remaining contractual arrangements. As discussed further in Note 15 of the accompanying consolidated financial statements, our losses during the fourth quarter of $5.9 million were made up of $1.6 million of impairment of long-lived assets, an increase of $2.7 million for excess and obsolete inventories, and $0.7 million of expense for retention and severance agreements. The remaining $0.9 million in loss from operations is a significant reduction from prior periods. In addition, all but 14 U.S. employees have received notice that their employment with Fischer will terminate between now and May 12, 2006.

As a result of the Asset Sale, revenues recognized from the MammoTest and SenoScan after September 29, 2005 were $1.4 million and $0.0 million, respectively. The following is management’s plans with respect to each of the retained assets/businesses:

Service business. As previously discussed on January 23, 2006, we entered into the Kodak Agreements. These Agreements will allow Kodak to act as an authorized service provider and provide service and support to the world-wide, excluding Mexico, installed base of our mammography products. We expect that the Kodak Agreements will reduce our obligations and costs with respect to the Service business.

Contractual obligation to EES. As previously discussed, on March 9, 2006, we entered into an EES Amendment to the Distributor Agreement. EES agreed to place a binding order with us for 20 Tables to be shipped to various locations in Europe. After completion of the Tables, the Distributor Agreement and EES Amendment will terminate and no further MammoTest tables will be sold. As of December 31, 2005, we had on hand a significant portion of the inventories required to produce this order. As a result, we expect projected positive the cash contribution margin to be higher than the reported gross margin.

Contractual obligation to Philips. The status of the Philips Agreement is still unresolved as discussed further in Note 12 in the accompanying consolidated financial statements. As a result, management believes no revenues will be generated from this contract.

RE&S Business. The RE&S business includes three Product Lines:

(1)                                                   The VersaRad Line. Substantially all of the sales of this product are sold to Kodak under an OEM Agreement. As discussed further in Note 14, management received a significant last time purchase order from Kodak in February 2006. Therefore, management expects that no further VersaRad units will be sold to Kodak after fulfillment of the last time purchase order in May 2006. As of December 31, 2005, we had on hand a significant portion of the inventories required to produce this order. As a result, we expect the projected positive cash contribution margin to be higher than the reported gross margin.

(2)                                                   The EPX/SPX Line. Management expects that no further EPX/SPX units will be sold due to the departure of our sales personnel.

(3)                                                   Bloom Line. Sales of this product have been declining and backlog is currently zero. We believe this is due to the market’s perception of our financial condition.

As previously discussed, on March 15, 2006, we announced to certain potential bidders and to the public that we started an auction process to sell the RE&S business. Bidders have been asked to submit bids for the entire RE&S business, individual Product Lines or components thereof.

Under Delaware law, any sale of all or substantially all of our assets requires approval by our stockholders. In the event it is determined that the sale of the assets related to the Product line(s) to a successful bidder would be considered a sale of all or substantially all of our assets, Fischer will either file a petition under Chapter 11 of title 11 of the Bankruptcy Code and immediately move to close the sale pursuant to §363(b) and (f) of the Bankruptcy Code or seek the necessary stockholder approval.

Europe. In December 2005, the Board of Directors approved the liquidation and wind-up of our European subsidiaries. After the Asset Sale, the only remaining recurring revenue is related to service contracts. Applications training and warranty support due under the EES Amendment and Distributor Agreement will be provided by an alternative service provider in Europe. Our European subsidiaries are in discussions with an alternative service provider but if this fails, additional funds may be needed to fund the operations until an appropriate an alternative service provider is located. If an alternative service provider cannot be located at a reasonable cost, the projected positive cash contribution from the sale of the EES Tables could be at risk.

Additional uses. In addition, proceeds from the last time purchase orders from EES and Kodak will also be used as follows:

•                  Settle recurring accounts payable, purchase commitments and certain customer disputes,

•                  Pay amounts due under termination and retention arrangements of approximately $2.0 million and other employee obligations,

•                  Purchase appropriate and available insurance coverage and other run-off coverage for approximately $1.2 million, if available,

•                  Pay remaining obligations under our building lease and related facilities expenses of approximately $0.5 million through May 31, 2006,

•                  Pay significant legal costs related to public company reporting requirements, defending various lawsuits, responding to the FTC subpoena and responding to any further FDA requests, and

•                  Fund operations while we continue to satisfy our Service business obligations until the termination of our Service business and RE&S service obligations during the auction process of our RE&S business.

A portion of the payments to be made under the termination and retention arrangements will be paid from the irrevocable Fischer Imaging Employee Trust (the “Trust”). This Trust was established for the specific purpose of paying amounts owed under termination and retention arrangements or general wages to employees. The Trust was funded on January 2, 2006 with $600,000 of cash as authorized by the Board of Directors.

Managements plans and expectations can be significantly impacted by the following, items identified above under “Risk Factors”, as well as other factors that may arise:

•                  Our vendors may require that we pay in advance due to our financial condition or may not supply the requested goods at all, which could have a significant impact on our ability to complete the last time purchase orders from Kodak and EES.

•                  As discussed further in Note 12 of the accompanying consolidated financial statements, we have pending legal proceedings that could have a material adverse effect on our cash flow if the outcomes are collectively unfavorable.

•                  As discussed further in Note 12 of the accompanying consolidated financial statements, we are unable to predict whether Philips may file a suit or the amount, if any, that may be demanded by Philips, or the expense related to defending any claim. Any payments we make to or in connection with a claim by Philips may materially reduce amounts, if any, that may be available for satisfaction of creditor claims and distribution to our stockholders.

•                  As discussed further in Note 12 of the accompanying consolidated financial statements, an injunction or other response by the FDA may preclude us from shipping products or replacement parts, which would have a significant impact on our ability to complete the last time purchase orders from Kodak and EES and it may prevent us from maximizing the value of the remaining businesses until they are sold, if that occurs.

•      Our key employees are vital to our business plan over the coming months. If we are unable to retain these employees, we may be unable to complete our business strategy.

Our efforts to sell the RE&S businesses may be unsuccessful or may not generate significant proceeds or the buyers may not assume service and warranty obligations. our plans to continue to meet our service and warranty obligations until the completion of the sale of the RE&S businesses. If the time necessary to complete the sale extends beyond a reasonable period of time, we may not have sufficient funds to continue these service operations. If the effort to sell the RE&S businesses is unsuccessful, management will seek alternative service providers to provide continuation of service for warranty and service contract obligations. If we are unable to find appropriate alternative service providers, we may not have sufficient funds to reimburse our customers for service and warranty obligations for the RE&S businesses.

Under Delaware law, any sale of all or substantially all of our assets requires approval by our stockholders. In the event it is determined that the sale of the assets related to the Product Line(s) to a successful bidder would be considered a sale of all or substantially all of our assets, we will either file a petition under Chapter 11 of title 11 of the Bankruptcy Code and immediately move to close the sale pursuant to §363(b) and (f) of the Bankruptcy Code or seek the necessary stockholder approval.

We do not intend to pursue additional equity or debt financing and any such financing would likely not be available to us on acceptable terms, or at all.

If we run out of cash, determine that we will not be able to settle all of our known obligations or determine that it is not cost efficient to pursue stockholder approval for the asset sales, we may be forced to cease operations and liquidate assets pursuant to applicable law, which may include filings for bankruptcy protection under Chapter 7 or 11 of the Bankruptcy Code.

These factors, among others, raise substantial doubt about our ability to continue as a going concern.  In addition, stockholders would only receive a distribution after our business is wound down and we have fulfilled or reserved for, to the extent possible, all obligations and liabilities to creditors including vendors, customers, and others. Management cannot accurately estimate the amount of distribution to our stockholders, if any, until the following are finalized or resolved.

•                  the results of the auction process related to the sale of our RE&S business or Product Lines,

•                  the strategy to exit our European market,

•                  the impact of Philips actions with respect to the termination of the Philips Agreement, and

•                  the outcome of certain threatened or potential litigation.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material.

Contractual Obligations

At December 31, 2005 our commitments under contractual obligations were as follows (in thousands):

Payments Due by Period:	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Purchase commitments	$1,997	$1,997	$—	$—	$—
Operating leases	461	412	46	3	—
Total contractual cash obligations	$2,458	$2,409	$46	$3	$—

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

Inventories

We value inventory at the lower of cost or market using the first-in, first-out (FIFO) method. Management assesses the recoverability of inventory based on obsolescence or overstocked inventory equal to the difference between the cost of inventory and the estimated market value based upon historical experience and assumptions about future demand and changes in market conditions. These assessments require judgments and estimates, and valuation adjustments for excess and obsolete inventory may be recorded based on these periodic assessments.

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

Income Taxes

As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the balance sheet. We must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent that recovery is not likely, a valuation allowance must be established. To the extent a valuation allowance is established, we must include an expense within the tax provision in the statement of operations. In the event that actual results differ from these estimates, the provision for income taxes could be materially impacted. We have fully reserved for our deferred tax assets.

Impairment of Long-Lived Assets

Our policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets, of certain identifiable intangibles and of goodwill when certain events have taken place that indicate that the remaining balance may not be recoverable. We evaluate the carrying value of our property and equipment at the consolidated level since we believe that is the lowest identifiable level of cash flows for these assets. We evaluate the carrying value of the intangibles at the consolidated level since there are no components that constitute a business for which discrete financial information is available below the segment level. As a result of the Asset Sale, Lease Amendment and further declines in the stock price, management determined a recoverability test should be completed as of September 30, 2005 and December 31, 2005.

Since the future estimated cash outflows are currently estimated to be near zero, the carrying amounts of the assets exceeded the estimated undiscounted cash flows. Management estimated the fair value of the assets by reviewing the value of the remaining businesses and other long-lived assets and determined an impairment had occurred. Fair value of the long-lived assets was determined through inquiry of advisors and comparison to other sales of fixed assets. Therefore, an impairment of long-lived assets of $2.4 million was recognized during the year ended December 31, 2005.

If the estimates of fair value change in the future, we may be required to record additional impairment charges for the long-lived assets and intangibles. Based upon the minimum fair value estimates, the maximum amount of impairment charges related to property and equipment would be $0.3 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in United States interest rates and changes in foreign currency exchange rates as measured against the United States dollar. These exposures are directly related to our normal operating and funding activities. Historically and as of December 31, 2005, we have not used derivative instruments or engaged in hedging activities.

Foreign Currency Risk

We attempt to minimize our exposure to foreign currency and other international business risks by: (1) generally requiring payments in U.S. dollars; (2) using letters of credit; and (3) requiring advance deposits and through other means. We may not successfully minimize associated risks.

We are exposed to foreign currency risks through our subsidiary operations in Switzerland and Germany. At December 31, 2005 we had cash and receivables less than current liabilities causing a working capital deficit of U.S. $0.6 million denominated in Euros. We do not employ any risk mitigation or hedging techniques with respect to amounts exposed to fluctuations in foreign currency exchange rates.

Interest Rate Risk

At December 31, 2005, we had approximately $1.4 million in certificate of deposits and $2.0 million in money market accounts that earn interest at variable interest rates and are therefore subject to interest rate fluctuations. At times, cash balances with our financial institution exceed FDIC insurance limits.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements and notes thereto described in Item 15(a) of this report on Form 10-K and appearing on pages F-1 through F-32 of this report are incorporated by reference herein. See also “Quarterly Financial Data (unaudited)” appearing in Note 15 of our audited financial statements, which is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2005. Our disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The evaluation included certain control areas in which we have made, and are continuing to make, changes to improve and enhance controls. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, our disclosure controls and procedures are effective in all material respects in alerting them to material information required to be included in our periodic SEC reports. In designing and evaluating the disclosure controls and procedures, management recognized that even the most well designed and operated control systems are subject to inherent limitations and assumptions about the likelihood of future events and can provide only reasonable assurance of achieving the desired control objectives.

ITEM 9B – OTHER INFORMATION

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)                                  Documents filed as part of this report:

1.                                       Financial Statements.

See pages F-1 through F-32 of this Form 10-K.

2.                                       Financial Statement Schedules.

Other than as listed below, there were no other financial statement schedules required because the information is either provided in the financial statements or is not required under the related instructions or is inapplicable.

Schedule II—Valuation accounts.

Fiscal Year	Description	Balance at beginning of year	Charged to expense	Write-offs charged to allowance	Balance at the end of year
		(in thousands)
2005	Allowance for doubtful accounts	$650	$573	$(840)	$383
2004	Allowance for doubtful accounts	942	37	(329)	650
2003	Allowance for doubtful accounts	528	486	(72)	942

Fiscal Year	Description	Balance at beginning of year	Charged to expense	Write-offs charged to reserve	Balance at the end of year
		(in thousands)
2005	Inventory Reserve	$1,784	$7,758	$(2,411)	$7,131
2004	Inventory Reserve	3,320	592	(2,128)	1,784
2003	Inventory Reserve	3,637	1,149	(1,466)	3,320

3.                                       Exhibits.

(b)                                 The following are filed as part of this report:

Exhibit Number	Description of Exhibit

3.1	Certificate of Incorporation of the Company(1)

3.2	Bylaws of the Company(1)

10.1	Agreement, dated October 5, 1990, between the Company and Dornier Medizintechnik GmbH(1)

10.2	Non-employee Director Stock Option Plan, as amended(3)

10.3	Stock Option Plan(1)

10.4	Amended and Restated 2004 Stock Incentive Plan (7)

10.5	Lease Agreement, dated July 31, 1992, between the Company and JN Properties(2)

10.6	Amendment to Lease dated September 27, 2005 between Fischer and JN Properties (14)

10.7	Voting and Support Agreement dated September 27, 2005 among Fischer, Morgan Nields, the Robert L. Nields Trust and the Florence Wesson Nields Trust (14)

10.8	Agreement dated October 10, 1997, between the Company and Ethicon Endo-Surgery, Inc. with Addendum dated January 28, 1998(3)

10.9	Addendum, dated February 2, 2002, to Agreement dated October 10, 1997 between the Company and Ethicon Endo-Surgery, Inc.(4)

10.10	Distributor Agreement dated December 9, 1998, between the Company and Ethicon Endo-Surgery, Inc.(5)

10.11	Addendum No. 1, dated December 9, 2000, to Distributor Agreement dated December 9, 1998 between the Company and Ethicon Endo-Surgery, Inc.(5)

10.12	Addendum No. 2, dated February 21, 2003, to Distributor Agreement dated December 9, 1998 between the Company and Ethicon Endo-Surgery, Inc.(5)

10.13	Amendment No. 2 to Distributor Agreement, dated March 9, 2006, between the Company and Ethicon Endo-Surgery, Inc. (18)

10.14	Non-Exclusive Distributorship Agreement dated October 10, 2002, between the Company and Ethicon Endo-Surgery, Inc.(5)

10.15	Form of Indemnification Agreement, dated September 1999, between the Company and Morgan W. Nields (5)

10.16	Form of Indemnification Agreement, dated January 2003 between the Company and each of Harris S. Ravine, J. Taylor Simonton, Todger Anderson, and Gail S. Schoettler(5)

Exhibit Number	Description of Exhibit

10.17	Separation agreement with Morgan W. Nields dated December 19, 2003(6)

10.18	Master Purchasing Agreement between the Company and Philips Medical Systems DMC GmbH dated October 14, 2004(8)

10.19	Note and Warrant Purchase Agreement dated February 22, 2005 between the Company and ComVest Investment Partners II LLC(9)

10.20	Senior Secured Promissory Note dated February 22, 2005 between the Company and ComVest Investment Partners II LLC(9)

10.21	Warrant dated February 22, 2005 between the Company and ComVest Investment Partners II LLC(9)

10.22	Registration Rights Agreement dated February 22, 2005 between the Company and ComVest Investment Partners II LLC(9)

10.23	Security Agreement Company dated February 22, 2005 between the Company and ComVest Investment Partners II LLC(9)

10.24	Accounts Receivable Financing Modification Agreement dated December 7, 2004 between the Company and Silicon Valley Bank (10)

10.25	Amendment No. 1 to Note and Warrant Purchase Agreement dated March 29, 2005 between the Company and ComVest Investment Partners II LLC(10)

10.26	Amended and Restated Warrant dated as of February 22, 2005 between the Company and ComVest Investment Partners II LLC(10)

10.27	Forbearance Agreement dated as of May 20, 2005 by and between the Company and ComVest Investment Partners II LLC(11)

10.28	Asset Purchase Agreement, dated as of June 22, 2005 by and between Fischer and Hologic(12)

10.29	Loan Agreement dated as of June 22, 2005 by and between Fischer and Hologic(12)

10.30	Promissory Note dated June 22, 2005 issued by Fischer to Hologic(12)

10.31	Security Agreement dated June 22, 2005 by and between the Company and Hologic, Inc.(12)

10.32	Trademark Security Agreement dated as of June 22, 2005 by and between Fischer and Hologic(12)

10.33	Patent Security Agreement dated as of June 22, 2005 by and between Fischer and Hologic(12)

10.34	Subordination and Intercreditor Agreement dated June 22, 2005 by and among Fischer, Hologic and ComVest Investment Partners II LLC(12)

Exhibit Number	Description of Exhibit

10.35	Retention and Severance Benefits Agreement for Steven Durnil dated June 29, 2005(13)

10.36	Retention and Severance Benefits Agreement for David Kirwan dated June 29, 2005(13)

10.37	Separation and Release Agreement, effective as of December 2, 2005, between the Company and Steven L. Durnil.(15)

10.38	Separation and Release Agreement, effective as of December 2, 2005, between the Company and David Kirwan(15)

10.39	Independent Contractor Agreement, effective as of December 2, 2005, between the Company and Steven L. Durnil(15)

10.40	Independent Contractor Agreement, effective as of December 2, 2005, between the Company and David Kirwan.(15)

10.41	Amendment to Independent Contractor Agreement, dated March 7, 2006, between the Company and Steven L. Durnil(17)

10.42	Amendment to Independent Contractor Agreement, dated March 7, 2006, between the Company and David Kirwan(17)

10.43	Intellectual Property License Agreement, dated January 23, 2006, issued by the Company to Eastman Kodak Company and approved and accepted by Hologic, Inc. (16)

10.44	Services Agreement, dated January 23, 2006, between the Company and Eastman Kodak Company(16)

14	Employee Ethics and Business Conduct Policy(5)

21	List of Subsidiaries(10)

23.1	Consent of Ehrhardt Keefe Steiner & Hottman PC (19)

23.2	Consent of Ernst and Young LLP(19)

31.1	Certification of Steven Durnil, Chief Executive Officer and President, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934(19)

31.2	Certification of David Kirwan, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934(19)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(19)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(19)

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 33-41537, as filed with the Securities and Exchange Commission (the “Commission”) on July 3, 1991.

(2)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 1992, as filed with the Commission.

(3)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 1997, as filed with the Commission on March 31, 1998.

(4)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2001, as filed with the Commission on April 1, 2002.

(5)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2002, as filed with the Commission on April 15, 2004.

(6)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2003, as filed with the Commission on April 15, 2004

(7)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2004, as filed with the Commission on August 15, 2004

(8)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2004, as filed with the Commission on November 15, 2004.

(9)	Incorporated by reference to the Company’s Form 8-K dated February 23, 2005, as filed with the Commission February 28, 2005.

(10)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2004, as filed with the Commission March 31, 2005.

(11)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 2005, as filed with the Commission on May 20, 2005.

(12)	Incorporated by reference to the Company’s Form 8-K, as filed with the Commission June 23, 2005.

(13)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2005, as filed with the Commission on August 15, 2005.

(14)	Incorporated by reference to the Company’s Form 8-K, as filed with the Commission September 28, 2005.

(15)	Incorporated by reference to the Company’s Form 8-K, as filed with the Commission December 15, 2005.

(16)	Incorporated by reference to the Company’s Form 8-K, as filed with the Commission on January 27, 2006.

(17)	Incorporated by reference to the Company’s Form 8-K, as filed with the Commission on March 7, 2006.

(18)	Incorporated by reference to the Company’s Form 8-K, as filed with the Commission on March 15, 2006.

(19)	Filed herewith.

c)                                      Exhibits

See Item 15(a)(3) of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed March 31, 2006 on its behalf by the undersigned, thereunto duly authorized.

FISCHER IMAGING CORPORATION
Registrant

By:	/s/ STEVEN DURNIL
Steven Durnil
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GAIL S. SCHOETTLER	Chair of the Board	March 31, 2006
Gail S. Schoettler

/s/ STEVEN DURNIL	President and Chief Executive Officer	March 31, 2006
Steven Durnil	(Principal Executive Officer)

Senior Vice President-Finance, Chief
/s/ DAVID KIRWAN	Financial Officer, Secretary	March 31, 2006
David Kirwan	(Principal Financial and Accounting
Officer)

/s/ TODGER ANDERSON	Director	March 31, 2006
Todger Anderson

/s/ CHARLOTTE PETERSEN	Director	March 31, 2006
Charlotte Petersen

/s/ J. TAYLOR SIMONTON	Director	March 31, 2006
J. Taylor Simonton

FISCHER IMAGING CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Fischer Imaging Corporation

Denver, Colorado

We have audited the accompanying consolidated balance sheets of the Fischer Imaging Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. Our audits also included the financial statement schedules II for the years ended December 31, 2005 and 2004. These consolidated financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fischer Imaging Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules II for the years ended December 31, 2005 and 2004, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and sold substantially all of its assets in September 2005. This combination raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ehrhardt Keefe Steiner & Hottman PC

March 8, 2006

Denver, Colorado

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Fischer Imaging Corporation

We have audited the accompanying consolidated balance sheets of Fischer Imaging Corporation and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedules included in Item 15(a)(2). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fischer Imaging Corporation and subsidiaries at December 31, 2003, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP
Denver, Colorado April 14, 2004

FISCHER IMAGING CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except share data)

	December 31,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$4,499	$1,939
Certificate of deposit, restricted cash	—	514
Accounts receivable, net of allowance for doubtful accounts of $383 and $650 at December 31, 2005 and 2004, respectively	4,026	7,286
Inventories, net	4,329	16,034
Prepaid expenses and other current assets	1,305	751
Total current assets	14,159	26,524
Property and equipment:
Manufacturing equipment	331	5,129
Office equipment and leasehold improvements	208	6,300
Total property and equipment	539	11,429
Less: accumulated depreciation	—	(7,612)
Property and equipment, net	539	3,817
Intangible assets, net	—	1,033
Total assets	$14,698	$31,374
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,722	$10,666
Current maturities under capital lease obligation	—	224
Accrued salaries and wages	665	1,617
Customer deposits	1,009	3,123
Accrued warranties	1,040	3,013
Deferred service revenue	1,667	1,121
Other current liabilities	2,583	2,591
Total current liabilities	9,686	22,355
Long-term debt	—	1,454
Non-current deferred revenue	—	972
Total liabilities	9,686	24,781
Commitment and contingencies
Stockholders’ Equity:
Preferred Stock, 5,000,000 shares authorized:
Series C Junior participating preferred stock, $.01 par value, 500,000 shares authorized, no shares issued and outstanding	—	—
Series D Convertible preferred stock, $.01 par value, 506,667 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 25,000,000 shares authorized; 9,398,817 and 9,374,484 shares issued and outstanding at December 31, 2005 and December 31, 2004, respectively	94	94
Paid-in capital	49,455	49,400
Accumulated deficit	(44,240)	(42,633)
Accumulated other comprehensive loss	(297)	(268)
Total stockholders’ equity	5,012	6,593
Total liabilities and stockholders’ equity	$14,698	$31,374

The accompanying notes are an integral part of these consolidated financial statements.

FISCHER IMAGING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per share data)

	For the Years Ended December 31,
	2005	2004	2003
Revenues:
Products	$32,254	$48,645	$32,814
Services	15,014	15,395	13,348
Total revenues	47,268	64,040	46,162
Cost of sales:
Products	31,181	33,648	25,109
Services	18,467	17,523	13,629
Total cost of sales	49,648	51,171	38,738
Gross margin	(2,380)	12,869	7,424
Operating expenses:
Research and development	5,233	6,531	4,654
Selling and marketing	5,913	10,469	9,376
General and administrative	10,509	7,917	8,754
Impairment of long-lived assets	2,350	—	—
Lease termination fee	4,000	—	—
Total operating expenses	28,005	24,917	22,784
Loss from operations	(30,385)	(12,048)	(15,360)
Other income (expense):
Interest expense	(3,066)	(66)	(49)
Interest income	66	4	62
Patent settlement income	—	5,150	900
Gain on sale of Mammography Assets	32,000	—	—
Other	(151)	39	34
Total other income	28,849	5,127	947
Loss before income taxes	(1,536)	(6,921)	(14,413)
Provision for income taxes	71	—	—
Net loss	$(1,607)	$(6,921)	$(14,413)
Net loss per share:
Basic	$(0.17)	$(0.74)	$(1.55)
Diluted	$(0.17)	$(0.74)	$(1.55)
Weighted average shares used to calculate net loss per share:
Basic	9,392	9,353	9,319
Diluted	9,392	9,353	9,319

The accompanying notes are an integral part of these consolidated statements.

FISCHER IMAGING CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balances, December 31, 2002	9,306,576	$93	$49,131	$(21,299)	$(432)	$27,493
Comprehensive loss:
Net loss	—	—	—	(14,413)	—	(14,413)
Foreign currency translation adjustments	—	—	—	—	(218)	(218)
Total comprehensive loss	—	—	—	—	—	(14,631)
Shares purchased under an Employee Stock Purchase Plan	25,408	—	129	—	—	129
Stock options issued below market value	—	—	31	—	—	31
Exercise of stock options	16,500	1	52	—	—	53
Balances, December 31, 2003	9,348,484	94	49,343	(35,712)	(650)	13,075
Comprehensive loss:
Net loss	—	—	—	(6,921)		(6,921)
Foreign currency translation adjustments	—	—	—	—	382	382
Total comprehensive loss	—	—	—	—	—	(6,539)
Exercise of stock options	26,000	—	57	—	—	57
Balances, December 31, 2004	9,374,484	94	49,400	(42,633)	(268)	6,593
Comprehensive loss:
Net loss	—	—	—	(1,607)		(1,607)
Foreign currency translation adjustments	—	—	—	—	(29)	(29)
Total comprehensive loss	—	—	—	—	—	(1,636)
Exercise of stock options	24,333	—	55	—	—	55
Balances, December 31, 2005	9,398,817	$94	$49,455	$(44,240)	$(297)	$5,012

The accompanying notes are an integral part of these consolidated statements.

FISCHER IMAGING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(1,607)	$(6,921)	$(14,413)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	1,284	1,154	1,109
Amortization of intangible assets	44	44	44
Amortization of debt issue costs	2,272	—	—
Bad debt expense	573	29	—
Impairment of long-lived assets	2,350	—	—
Gain on sale of Mammography Assets	(32,000)	—	—
Gain on sale of investment	—	(123)	—
Loss on disposal of property and equipment	180	—	—
Other	226	—	31
Foreign exchange (gains) losses	—	—	(33)
Change in operating assets and liabilities
Accounts receivable, net	2,687	2,056	(686)
Inventories, net	11,705	(1,116)	3,035
Prepaid expenses and other current assets	(554)	886	(1,222)
Accounts payable	(7,944)	2,288	3,658
Customer deposits	(2,114)	(968)	2,861
Accrued warranty	(1,973)	1,026	311
Deferred service revenue	546	666	161
Other	(1,307)	1,272	(497)
Net cash (used in) provided by operating activities	(25,632)	293	(5,641)
Cash flows provided by (used in) investing activities:
Redemption of certificate of deposit (restricted cash)	514	—	—
Purchases of property and equipment	(483)	(1,561)	(1,268)
Proceeds from sale of property and equipment	84	—	—
Proceeds from sale of investment	—	148	—
Purchase of certificate of deposit (restricted cash)	—	—	(514)
Proceeds from sale of Mammography Assets	32,000	—	—
Net cash provided by (used in) investing activities	32,115	(1,413)	(1,782)
Cash flows (used in) provided by financing activities:
Proceeds from sale of common stock	55	57	182
Proceeds from sale/leaseback	—	—	514
Proceeds from senior secured promissory notes	7,000	—	—
Repayment of senior secured promissory notes	(7,000)	—	—
Proceeds from junior secured promissory notes	5,000	—	—
Repayment of junior secured promissory notes	(5,000)	—	—
Payment of stock warrant obligation	(1,800)	—	—
Payment of debt issue costs	(471)	—	—
Proceeds from line of credit	3,311	4,108	—
Repayments on line of credit	(4,765)	(2,654)	—
Payments on capital lease obligation	(224)	(230)	(60)
Net cash (used in) provided by financing activities	(3,894)	1,281	636
Effect of exchange rate changes on cash	(29)	382	(218)
Net increase (decrease) in cash and cash equivalents	2,560	543	(7,005)
Cash and cash equivalents, beginning of year	1,939	1,396	8,401
Cash and cash equivalents, end of year	$4,499	$1,939	$1,396
Supplemental cash flow disclosures:
Cash interest payments	$816	$61	$51
Cash income tax payments	130	14	15

The accompanying notes are an integral part of these consolidated statements.

FISCHER IMAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three years ended December 31, 2005, 2004 and 2003

(1) BUSINESS OPERATIONS

Organization

Fischer Imaging Corporation, together with its wholly owned subsidiaries, (“Fischer” or the “Company”) services mammography and digital imaging products used in the diagnosis of breast cancer and other diseases and manufacture and sell the MammoTest to a single distributor in Europe. The Company’s primary focus prior to the consummation of the Hologic transaction on September 29, 2005 (as discussed below) was designing, manufacturing and selling mammography and digital imaging products and using its digital imaging technology in screening and diagnostic mammograms and minimally invasive breast biopsy to aid in the early identification of breast cancer. The Company also continues to sell products that meet selected needs of the broader radiology and electrophysiology markets.

The consolidated financial statements include the accounts of Fischer Imaging Corporation and all subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain amounts in 2004 and 2003 have been reclassified in the consolidated financial statements to conform to the 2005 presentation.

Hologic Transaction and Management Plans

Following significant losses and negative cash flows from operations during 2004, which continued into 2005, and delays in the SenoScan redesign program, Fischer obtained financing, as discussed further in Note 6 in an aggregate amount of $7.0 million from ComVest Investment Partners II LLC (“ComVest”). In May 2005, the Company stated that it was considering strategic alternatives and retained an international investment bank to assist it in that process. The $7.0 million of financing was completely consumed to fund operations, working capital needs and to repay outstanding loans. Due to difficulties in reducing costs, further delays in the SenoScan redesign program, declines in revenue and other negative developments, the Company was left with insufficient cash reserves to continue operations in June 2005.

On June 22, 2005, Fischer entered into an Asset Purchase Agreement (the “Asset Sale Agreement”) with Hologic, Inc. (“Hologic”) in which Fischer agreed to sell to Hologic all of Fischer’s intellectual property rights related to its mammography business and products, including rights to Fischer’s SenoScan® digital mammography and MammoTest® stereotactic breast biopsy systems (the “Mammography Assets”). Fischer agreed to sell the Mammography Assets, which formed the basis for substantially all of Fischer’s business, to Hologic for a cash purchase price of $32.0 million (the “Asset Sale”). The Mammography Assets also represented substantially all of Fischer’s assets for purposes of Delaware law. Hologic agreed to grant Fischer a non-exclusive limited license to use certain Mammography Assets necessary for Fischer to continue to service and support, and satisfy warranty obligations on the installed base of SenoScan and MammoTest systems (the “Service” business); to fulfill contractual obligations to provide MammoTest and SenoScan systems to Ethicon Endo-Surgery Europe (a subsidiary of Johnson & Johnson, Inc., “EES”) and Philips Medical Systems DMC GmbH (“Philips”), respectively; and to carry out certain activities with respect to Fischer’s radiology, electrophysiology and surgical (“RE&S”) business. In connection with the entry into the Asset Sale Agreement, Hologic loaned Fischer $5.0 million to be used for working capital purposes.

The Asset Sale Agreement was approved by Fischer’s stockholders at a special meeting of stockholders held on September 28, 2005 and closing of the Asset Sale transaction occurred on September 29, 2005. The value of the Mammography Assets sold was zero on Fischer’s consolidated balance sheets and therefore the entire $32.0 million proceeds were recognized as Gain on sale of Mammography Assets in the accompanying consolidated statements of operations. The proceeds from the Asset Sale were disbursed as follows (in thousands):

Repay loan with Hologic, plus related interest (Note 6)	$5,114
Repay ComVest Notes plus related interest (Note 6)	7,444
Payment of stock warrant obligation to ComVest (Note 6)	1,800
Amendment fee to terminate the Lease plus certain property taxes (Note 5)	4,180
Settle certain accounts payable due at closing of the Asset Sale	931
$19,469

Approximately $8.7 million of the approximately $12.5 million in proceeds from the Asset Sale were used during the fourth quarter of 2005 to settle additional accounts payable and other short term obligations and to fund operations while Fischer continued to explore strategic alternatives for its RE&S and Service businesses.

Effective with the Asset Sale, Hologic is the beneficiary of any future earnings and growth in revenues from the Mammography Assets except for activities related to the retained assets/businesses. Therefore, revenues recognized from the MammoTest and SenoScan after September 29, 2005 were $1.4 million and $0.0 million, respectively. The following is management’s plans with respect to each of the retained assets/businesses:

Service business. On January 23, 2006, Fischer entered into an Intellectual Property License Agreement (the “Kodak License Agreement”) and Services Agreement ( the “Kodak Services Agreement, and together, the “Kodak Agreements”) with Eastman Kodak Company (“Kodak”). These Agreements will allow Kodak to act as an authorized service provider and provide service and support to the world-wide, excluding Mexico, installed base of Fischer’s mammography products. Fischer expects that these Agreements with Kodak will reduce Fischer’s obligations and costs with respect to the Service business. See Note 14 for further discussion of the impact of this subsequent event.

Contractual obligation to EES. On March 9, 2006, Fischer entered into an amendment (the “EES Amendment”) to the Distributor Agreement, dated December 9, 1998, as amended (the “Distributor Agreement”) between EES and Fischer. EES agreed to place a binding order with Fischer for 20 MammoTest tables (collectively, the “Tables” and each a “Table”) to be shipped to various locations in Europe. As discussed further in Note 14, after completion of the Tables, the Distributor Agreement and EES Amendment will terminate and no further MammoTest tables will be sold.

Contractual obligation to Philips. The status of the Master Purchasing Agreement (“Philips Agreement”) between Fischer and Philips is still unresolved as discussed further in Note 12. As a result, management believes no revenues will be generated from this contract.

RE&S business. The RE&S business includes three product lines (collectively the “Product Lines”):

(1)                 The VersaRad-A and VersaRad-D systems designed for general purpose radiographic imaging (“VersaRad Line”). Substantially all of the sales of this product are sold to Kodak under an OEM Agreement. As discussed further in Note 14, management received a significant last time purchase order from Kodak in February 2006. Therefore, management expects that no further VersaRad units will be sold to Kodak after fulfillment of the last time purchase order in May 2006.

(2)                 The EPX-60 Single Plane EP Imaging System and the SPX Surgical Imaging System (“EPX/SPX Line”). Management expects that no further EPX/SPX units will be sold due to the departure of sales personnel.

(3)                 The Bloom Electrophysiology Stimulator (“Bloom Line”). Sales of this product have been declining and backlog is currently minimal. Fischer believes this is due to the market’s perception of Fischer’s financial condition.

As discussed further in Note 14, on March 15, 2006, Fischer announced to certain potential bidders and to the public that it is starting an auction process to sell the RE&S business. Bidders have been asked to submit bids for the entire RE&S business, individual Product Lines or components thereof.

Under Delaware law, any sale of all or substantially all of Fischer’s assets requires approval by Fischer’s stockholders. In the event it is determined that the sale of the assets related to the Product Line(s) to a successful bidder would be considered a sale of all or substantially all of Fischer’s assets, Fischer will either file a petition under Chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) and immediately move to close the sale pursuant to §363(b) and (f) of the Bankruptcy Code or seek the necessary stockholder approval.

Europe. In December 2005, the Board of Directors approved the liquidation and wind-up of Fischer’s European subsidiaries. After the Asset Sale, the only remaining recurring revenue is related to service contracts. Applications training and warranty support due under the EES Amendment and Distributor Agreement will be provided by an alternative service provider in Europe. Fischer’s European subsidiaries are in discussions with an alternative service provider but if this fails, additional funds may be needed to fund the operations until an appropriate alternative service provider is located. If an alternative service provider cannot be located at a reasonable cost, the projected positive cash contribution from sale of the EES Tables could be at risk.

The cash and cash equivalents available as of December 31, 2005 is made up of $4.2 million in the United States and $0.3 million in various countries in Europe. The remaining cash as of December 31, 2005 will be used to pay outstanding obligations, to satisfy operational responsibilities in respect of other obligations as discussed above; and to continue operations until the sale of the RE&S business is complete. Management expects that amounts, if any, remaining after completing the last time purchase orders with Kodak and EES and after making adequate reserves for contingent liabilities such as outstanding litigation, would be distributed to stockholders.

The factors listed above, among others, raise substantial doubt about Fischer’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. As discussed in Note 4, management assessed the recoverability of its long-lived assets and intangibles and recognized an impairment charge of $2.4 million in 2005, a process which included assumptions regarding estimated future cash flows and other factors, and estimated that the maximum amount of additional non-cash impairment charges related to fixed assets would be $0.3 million.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits, and short-term investments with an original maturity of three months or less. Cash and cash equivalents include financial instruments that potentially subject the Company to a concentration of credit risk. The Company places its cash and temporary cash investments with high credit quality institutions. At times, cash held in the Company’s primary bank may be in excess of the FDIC insurance limits. As support for a capital lease obligation, the Company held $514,000 in restricted cash in a certificate of deposit as of December 31, 2004. Upon payment of the capital lease obligation, the restrictions were released.

Inventories

The Company values inventory at the lower of cost or market using the first-in, first-out (FIFO) method. The Company assesses the recoverability of inventory based on obsolescence or overstocked inventory equal to the difference between the cost of inventory and the estimated market value based upon historical experience and assumptions about future demand and changes in market conditions. These assessments require judgments and estimates, and valuation adjustments for excess and obsolete inventory may be recorded based on these periodic assessments. As a result of a reduction in forecasted sales and service usage resulting from the Asset Sale, Kodak Agreements, lack of sales generated from the Philips Agreement and changes in market conditions, the provision for excess and obsolete inventories increased by $7.8 million in the year ended December 31, 2005. Approximately $2.0 million is reported as services cost of sales in the consolidated statements of operations as it relates directly to the Kodak Agreements; the remaining $5.8 million is reported as product cost of sales.

Inventories consist of the following components (in thousands) as of December 31:

	2005	2004
Raw materials	$5,120	$8,952
Work in process and finished goods	6,340	8,866
Reserve for excess and obsolete inventories	(7,131)	(1,784)
Inventories, net	$4,329	$16,034

During 2005, approximately one-third of inventory received was purchased from three suppliers. Obtaining alternative sources of supply of components or systems that are available from only one or a limited number of suppliers could involve significant delays and other costs, and these supplies may not be available on reasonable terms, if at all.

Property and Equipment

Property and equipment is stated at the lower of depreciated cost or net realizable value. Significant additions and improvements are capitalized at cost, while maintenance and repairs that do not improve or extend the life of the respective assets are charged to expense as incurred.

Manufacturing and office equipment are depreciated or amortized on a straight-line basis, over the estimated useful lives (ranging from 3 to 8 years) of the respective assets. Leasehold improvements are amortized, on a straight-line basis, over the lesser of the estimated useful life or the remaining term of the related lease. Once an impairment of property and equipment is recognized, depreciation is estimated based upon the remaining life of the asset but will not be recognized in an amount which would lower the net book value below net realizable value. Therefore, management believes depreciation expense will be negligible in 2006.

Intangible Assets

Intangible assets consist of identifiable intangible assets and goodwill. Identifiable intangible assets consist of a non-compete agreement and a patent license, which are stated at cost. Identifiable assets are amortized on straight-line basis over their expected useful lives ranging from 8 to 10 years. Goodwill is the excess of the purchase price over the fair value of net assets acquired related to acquisitions. Effective December 31, 2005, an impairment of intangible assets was recognized as discussed further in Note 4.

Long-Lived Assets including Identifiable Intangible Assets Subject to Amortization

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the asset is written down to its estimated fair value. During 2005, impairments of long-lived assets were recognized as discussed further in Note 4.

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

Activity in the product warranty accrual for the years ended December 31, 2005 and 2004 follows (in thousands):

	2005	2004
Beginning balance	$3,013	$1,987
Add: Warranty provision	1,486	4,078
Less: Cost incurred	(3,459)	(3,052)
Ending balance	$1,040	$3,013

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

Research and Development Costs

Research and product development costs are expensed as incurred and include primarily engineering salaries, overhead and materials used in connection with research and development and sustaining engineering projects.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs of $99,000, $400,000 and $320,000 were expensed in 2005, 2004 and 2003, respectively.

Stock-Based Compensation Plans:

Employee Stock Option Plan and Employee Stock Purchase Plan

The Company’s stock option grants are accounted for under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB No. 25”). No stock-based employee compensation cost is recognized in net income or loss, unless the option price is less than the current market price at the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation,” to employee stock benefits.

For purposes of this pro forma disclosure, the estimated fair value of the options are assumed to be amortized to expense over the options’ vesting periods (in thousands, except per share amounts).

	2005	2004	2003
Net loss:
As reported	$(1,607)	$(6,921)	$(14,413)
Add stock options issued below market value	—	—	31
Stock based compensation benefit (expense) under the fair value method	788	(1,005)	(1,412)
Pro forma	$(819)	$(7,926)	$(15,794)
Net loss per common share, basic and diluted:
As reported	$(0.17)	$(0.74)	$(1.55)
Pro forma	$(0.09)	$(0.85)	$(1.69)

The stock based compensation benefit in 2005 relates to significant forfeitures occurring during the year and a lack of options granted.

The weighted average fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

	2005	2004	2003
Dividend rate	0.0%	0.0%	0.0%
Expected volatility	102.6%	94.0%	94.9%
Risk-free interest rate	3.9%	3.8%	2.5%
Expected life (in years)	5.0	5.0	5.0

The weighted average fair value of options granted during the 2005, 2004 and 2003 fiscal years were $3.59, $2.47 and $3.96, respectively.

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

Common stock equivalents excluded from diluted earnings per share because their effect is anti-dilutive are as follows (in thousands):

	2005	2004	2003
Anti-dilutive effect of stock options	608	1,373	1,483

Comprehensive Income (Loss)

Components of comprehensive income include net income (loss) and certain transactions that have generally been reported in the consolidated statements of stockholders’ equity. Other comprehensive income includes foreign currency translation adjustments.

Recently Issued Accounting Pronouncements

The FASB has issued SFAS No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment” which supersedes APB No. 25. Under SFAS No. 123R, all share-based payments would be treated as other forms of compensation by recognizing the costs, generally measured as the fair value at the date of grant, in the income statement. Fischer will be required to adopt SFAS No. 123R for its fiscal year beginning January 1, 2006. Fischer is evaluating the requirements of SFAS No. 123R and has not yet determined which method of adoption it will employ or the impact on its results of operations, financial position or liquidity.

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

(3) INTANGIBLE ASSETS

During the year ended December 31, 2005, an impairment of intangible assets was recognized as discussed further in Note 4. Intangible assets consist of the following as of December 31, 2004 (in thousands):

Non-compete agreement	$3,569
License	350
3,919
Less—accumulated amortization	(3,744)
Identifiable intangibles, net	175
Goodwill, net	858
Total intangibles, net	$1,033

The estimated lives used to amortize the non-compete agreement and license through December 31, 2005 were 10 and 8 years, respectively.

(4) IMPAIRMENT OF LONG-LIVED ASSETS

The Company’s policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets, of certain identifiable intangibles and of goodwill when certain events have taken place that indicate that the remaining balance may not be recoverable. Fischer evaluates the carrying value of its property and equipment at the consolidated level since the Company believes that is the lowest identifiable level of cash flows for these assets. Fischer evaluates the carrying value of the intangibles at the consolidated level since there are no components that constitute a business for which discrete financial information is available below the segment level. As a result of the Asset Sale, Lease Amendment and further declines in the stock price, management determined a recoverability test should be completed as of September 30, 2005 and December 31, 2005.

Since the future estimated cash inflows are currently estimated to be near zero, the carrying amounts of the assets exceeded the estimated undiscounted cash flows. Management estimated the fair value of the assets by reviewing the value of the remaining businesses and other long-lived assets and determined an impairment had occurred. Fair value of the long-lived assets was determined through inquiry of advisors and comparison to other sales of fixed assets. Therefore, an impairment of long-lived assets of $2.4 million was recognized during the year ended December 31, 2005.

If the estimates of fair value change in the future, the Company may be required to record additional impairment charges for the long-lived assets. Based upon the minimum fair value estimates, the maximum amount of impairment charges related to property and equipment would be $0.3 million.

(5) LEASE TERMINATION FEE AND RESTRUCTURING EXPENSE

The Company entered into termination and retention arrangements from June 2005 through March 2006 with approximately 102 employees in the U.S. and Europe. All areas of the Company were impacted. Retention payments under these agreements are earned over the periods July 1, 2005 through December 31, 2005 and January 1, 2006 through June 30, 2006 and are currently estimated to be $0.7 million and $0.5 million, respectively. Severance payments, earned upon involuntary termination, are estimated to be $1.3 million. Retention payments are being recognized as expense over the period earned, and severance payments will be expensed over the period beginning with the date of signing through the earlier of the communicated involuntary termination dates or December 31, 2006. The Company recognized restructuring expense in the amount of $0.9 million related to these arrangements during the year ended December 31, 2005.

A portion of the payments to be made under the termination and retention arrangements will be paid from the irrevocable Fischer Imaging Employee Trust (the “Trust”). This Trust was established in 2006 for the specific purpose of paying amounts owed under termination and retention arrangements or general wages to employees. The Trust was funded by the Company on January 2, 2006 with $600,000 of cash as authorized by the Board of Directors.

All other employees not under termination or retention arrangements that were involuntarily terminated received termination benefits of approximately $1.1 million, of which all but $0.2 million has been paid as of December 31, 2005.

The majority of restructuring expense related to termination and retention arrangements has been recorded as “Services cost of sales” and “General and administrative” in the accompanying consolidated statements of operations.

On September 27, 2005, Fischer entered into an Amendment to Lease Agreement (the “Lease Amendment”) with JN Properties, Fischer’s landlord and a company controlled by Morgan Nields, a substantial stockholder and former director, chair of the Board, chief executive officer and chief technology officer of Fischer. The Lease Amendment provides for the amendment of the Lease dated July 31, 1992 between Fischer and JN Properties (the “Lease”) to allow for the early termination of the Lease within 60 days of written notice from Fischer of intent to vacate or May 31, 2006, whichever is earlier. The Lease term was to originally run through July 2012. Fischer will continue to pay the current rental rate and comply with other terms and conditions of the Lease during the period prior to termination of the Lease. In exchange for the above, Fischer agreed to pay to JN Properties $4.0 million plus certain accrued 2005 property taxes immediately following the closing of the Hologic transaction. In the Lease Amendment, JN Properties granted its consent to the transactions contemplated by the Asset Sale Agreement. The $4.0 million payment has been recognized as “Lease termination fee” in the accompanying consolidated statements of operations in accordance with FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

The following is a roll forward of the restructuring accrual (in thousands):

	Termination Benefits	Lease Termination Fee	Total
Balance at December 31, 2004	$—	$—	$—
Expense	1,974	4,000	5,974
Payments	(1,435)	(4,000)	(5,435)
Balance at December 31, 2005	$539	$—	$539

The restructuring accrual is included in “Other Current Liabilities” in the accompanying consolidated balance sheet.

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

The Company entered into a Note and Warrant Purchase Agreement with ComVest on February 22, 2005 (the “Purchase Agreement”), which provided for the issuance of up to $10.0 million in senior secured promissory notes and a warrant to purchase up to 2,000,000 shares of Fischer common stock. At closing, Fischer issued and sold a senior secured promissory note in the principal amount of $5.0 million to ComVest. In connection with the issuance of this note, Fischer issued to ComVest a warrant (the “Warrant”) to purchase 2,000,000 shares of Common Stock at an exercise price of $4.25 per share.

On March 29, 2005 the Company and ComVest amended the Purchase Agreement and the Company issued and sold an additional $2.0 million senior secured promissory note to ComVest, bringing the total amount borrowed from ComVest to $7.0 million. Also in connection with the funding of the secondary note, the Company agreed to amend the Warrant to provide ComVest with a put option, exercisable at $0.90 per warrant share, upon the occurrence of certain trigger events.

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

In connection with the execution of the Asset Sale Agreement, Fischer entered into a $5.0 million interest bearing secured term loan with Hologic. Hologic deducted all amounts outstanding under the promissory note from the purchase price payable at the closing of the Asset Sale.

The capital lease obligation as of December 31, 2004 was a two-year obligation for primarily computer equipment and software. The capital lease was secured by computer equipment. As of December 31, 2005, all long-term debt and capital lease obligations had been paid and no further funding was available through those sources.

Long-term debt and capital lease obligation as of December 31, 2004 consist of the following (in thousands):

Long-term (Credit facility refinanced to long-term debt)	$1,454
Capital lease obligation	224
Total	1,678
Less—Current maturities	224
Long-term debt	$1,454

(7) INCOME TAXES

The provision (benefit) for income taxes includes the following (in thousands) as of December 31,

	2005	2004	2003
Current
Federal	$—	$—	$—
State	50	—	—
Foreign	21	—	—
Total current provision	71	—	—
Deferred
Federal	(1,508)	(1,394)	(4,509)
State	(142)	(131)	(429)
Foreign	1,151	(878)	(417)
Total deferred provision	(499)	(2,403)	(5,355)
Valuation Allowance	499	2,403	5,355
Total deferred provision	—	—	—
Total provision	$71	$—	$—

The domestic versus foreign component of the Company’s income (loss) before income taxes is as follows (in thousands):

	2005	2004	2003
Domestic	$(6,133)	$(4,176)	$(13,109)
Foreign	4,597	(2,745)	(1,304)
Total	$(1,536)	$(6,921)	$(14,413)

During 2005, the domestic parent forgave the outstanding debt from its foreign subsidiaries and recognized bad debt expense in its financial statements of $6.5 million. The foreign subsidiaries recognized $6.5 million of income related to the forgiveness of debt. There was no impact on the consolidated financial statements as these transactions eliminate in consolidation.

During 2005, the Company utilized approximately $4.2 million and $0.3 million of its net operating loss carry-forward to offset taxable income in the year in the U.S. and Europe, respectively. A valuation allowance was previously provided against these loss carry-forwards.

The statutory federal income tax rate was 35% for the years ended December 31, 2005, 2004 and 2003. Reasons for the difference between income tax expense reported in the statements of operations and the amount computed by applying the statutory federal income tax rate to earnings before income taxes are as follows:

	2005	2004	2003
Domestic Operations:
Statutory tax rate	35.0%	35.0%	35.0%
Increase (decrease) due to:
State income taxes	2.8	1.9	3.0
Non-deductible expenses	(0.6)	(1.0)	(0.3)
Non-deductible goodwill impairment	(4.9)	—	—
Other	(0.8)	(1.2)	(0.3)
Valuation allowance	(32.3)	(34.7)	(37.4)
Effective tax rate	(0.8)%	—%	—%

Components of net deferred tax assets (liabilities) as of December 31, 2005 and 2004 are as follows (in thousands):

	2005	2004
Current—
Inventory reserves	$2,758	$1,226
Bad debt reserves	104	235
Accrued compensation	236	434
Other accrued liabilities	326	103
Warranty reserves	500	928
Amortization of investments	51	—
Other	271	—
Less—Valuation allowance	(4,246)	(2,926)
Net current deferred tax asset	$—	$—

Noncurrent—
Amortization of investments	$—	$249
Depreciation	756	293
Net operating loss carryforward	12,484	13,379
Tax credits	740	740
Other	50	190
Less—Valuation allowance	(14,030)	(14,851)
Net noncurrent deferred tax asset	$—	$—

The Company has approximately $32.1 million of domestic net operating loss carry-forwards, and $0.7 million of foreign net operating loss carry-forwards that expire at various dates through 2024. The Company also has available research and development tax credits of approximately $571,000 expiring at various dates through 2018, and alternative minimum tax credits of $169,000. Realization is dependent on generating sufficient taxable income prior to the expiration dates of the respective carry-forward periods and tax credits. The Company has provided a full valuation allowance against its deferred tax assets because of the uncertainty of realizing such assets. A valuation allowance of approximately $2.0 million relates to operating losses totaling $5.1 million attributable to deductions on stock option exercises that, if reversed, will be additions to additional paid in capital.

(8) STOCK-BASED COMPENSATION PLANS

2004 Equity Incentive Plan

The Company adopted the 2004 Equity Incentive Plan at the 2004 annual stockholders’ meeting on June 29, 2004. The Plan provides for the grant of incentive stock options to employees and non-qualified stock options to non-employee directors and consultants. Seven hundred thousand shares of Common Stock are reserved for issuance upon exercise of options granted under the Plan, of which 280,000 have been granted through December 31, 2005.

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

Certain of the options granted under the 1991 Plan vest upon attainment of performance objectives as well as over time. Outstanding as of December 31, 2004 are 80,000 options granted in December 1995 that vest when the market price of the Company’s stock has reached targeted price levels for a period of 45 consecutive trading days or nine years and eleven months from the date of original grant, whichever is earlier. These 80,000 options were cancelled in 2005. Other options granted under the 1991 Plan vest ratably over time, generally over a four-year period.

Non-Plan Grants

During the period from the expiration of the ability to make grants under the 1991 Plan until September 6, 2003, the Company’s Board of Directors authorized grants to various officers and employees of options to purchase a total of 1,076,500 shares of common stock. Outstanding as of December 31, 2005 were 219,250 exercisable options so granted.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, or Employee Plan, adopted in December 1991 and as amended in June 1998, the Company is authorized to issue up to 400,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under terms of the Employee Plan, employees can have from 2% to 5% of their salary withheld to purchase common stock. The purchase price of the stock is 85% of the lower of its beginning-of-year or end-of-year market price. Under the Employee Plan, Fischer issued 25,408 shares for the year ended December 31, 2003 relating to employee withholdings. Shares issued in 2003 were for the year ended December 31, 2002. There were no stock purchases in 2004 and 2005 and there are no shares available for purchase under the Employee Plan.

Other

During 2003, $31,000 was recorded as non-cash compensation expense related to 25,000 options granted to certain directors for their service on the Board of Directors at a $4.00 exercise price, which at the time of issuance was below the quoted market price.

A combined summary of the status of the above plans, including the non-plan grants follows:

	2005	2004	2003
Outstanding at January 1	1,373,500	1,483,500	1,556,560
Granted	105,000	195,000	298,500
Exercised	(24,333)	(26,000)	(16,500)
Canceled	(846,417)	(279,000)	(355,060)
Outstanding at December 31	607,750	1,373,500	1,483,500
Exercisable at December 31	589,000	975,750	835,125

Weighted average exercise prices:
At beginning of year	$6.06	$6.58	$6.90
At end of year	5.71	6.06	6.58
Exercisable at end of year	5.75	6.23	6.27
Options granted	4.80	2.47	5.61
Options exercised	2.27	2.19	3.18
Options canceled	6.15	6.76	6.10

Following is information about options outstanding and exercisable under the 2004, 1993 and 1991 Plans, as well as the non-plan grants as of December 31, 2005:

Range of exercise prices	Shares	Price
Weighted average exercise price for options outstanding:
$1.00 - $3.05	87,750	$2.30
$3.06 - $4.99	297,250	3.95
$5.00 - $5.99	14,750	5.07
$6.00 - $7.99	90,250	6.47
$8.00 - $11.00	51,000	10.75
$11.01 - $16.64	66,750	13.23
	607,750	$5.71
Weighted average exercise price for options exercisable:
$1.00 - $3.05	87,750	$2.30
$3.06 - $4.99	282,250	3.95
$5.00 - $5.99	12,250	5.09
$6.00 - $7.99	89,000	6.48
$8.00 - $11.00	51,000	10.75
$11.01 - $16.64	66,750	13.23
	589,000	$5.75

	Shares	Years
Weighted average remaining contractual life for options outstanding (in years):
$1.00 - $3.05	87,750	6.2
$3.06 - $4.99	297,250	6.3
$5.00 - $5.99	14,750	6.9
$6.00 - $7.99	90,250	7.0
$8.00 - $11.00	51,000	5.7
$11.01 - $14.00	66,750	5.9
	607,750	6.3

(9) BENEFIT PLANS

401(k) Plan

In 1985, the Company established The Fischer Imaging Employee Capital Accumulation Plan (“Plan”), which is governed by Section 401(k) of the Internal Revenue Code. Employees are eligible to participate in the plan upon completion of one month of service. Investments in the 401(k) plan are primarily made in independently managed mutual funds. From January 2004 through August 17, 2005, the Company matched 50% of employees’ contributions up to 6% of their respective annual compensation and during 2003 the Company matched 25% of employees’ compensation up to 6% of their respective compensation. In addition, the Plan allows the Company to make discretionary contributions. These matching and discretionary contributions ratably vest over a four-year period. During 2005 the Plan was partially terminated and as a result all active participants as of August 1, 2005 and those participants involuntarily terminated from Fischer from May 1, 2005 through August 1, 2005 became fully vested in matching contributions. Effective January 31, 2006, the Plan was terminated and all remaining participants became fully vested. The Company made $225,000, $254,000 and $132,000 of matching contributions for the years ended December 31, 2005, 2004 and 2003, respectively. The Company did not make a discretionary contribution in the years ended December 31, 2005, 2004 and 2003.

(10) RELATED PARTY TRANSACTIONS

Long-term debt prior to 2003 consisted of loans borrowed on cash values of life insurance policies by a former employee, who was previously a director of the Company, Chairman of the Board, Chief Executive Officer and Chief Technology Officer. This individual is a 6.2% stockholder. On May 12, 2003, the Company reached agreement with this individual, to effect the transfers of and responsibility for, the insurance policies. The Company subsequently released its assignments on the related policies in August 2003. This individual assumed all cash values totaling $1.1 million and borrowings totaling $1.2 million related to the split-dollar arrangements. Effective December 31, 2003, this individual resigned as an employee and director of the Company and received deferred compensation totaling $200,000, which was paid in 2004.

As discussed in Note 5, the Company paid a Lease Termination Fee of $4.0 million to JN Properties. A former employee, as of December 31, 2003, who was also previously a director of the Company, Chairman of the Board, Chief Executive Officer and Chief Technology Officer, and a 6.2% stockholder is a general partner in JN Properties. The Company made total lease payments of $796,000 in each of the following years: 2005, 2004 and 2003 in addition to the Lease Termination Fee and prepaid $66,000 of rent on December 30, 2005.

During 1999, the Company extended a loan in the amount of $252,000 to a former President and Chief Executive Officer and director pursuant to his employment agreement, in consideration for his agreement to relocate to Colorado immediately. At December 31, 2003, $100,000 of the loan was outstanding and was repaid in full in September 2004.

(11) SEGMENT AND CUSTOMER INFORMATION

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

Internationally, the Company markets and supports its products primarily through it subsidiaries and various dealers. Revenues are attributed to geographic areas based on the location of the customer. International long-lived assets are located in Switzerland. The following table represents a summary of revenues and long-lived assets (in thousands):

	Year Ended December 31,
	2005	2004	2003
Revenues:
United States	$41,171	$46,640	$37,966
Mexico	—	8,406	562
Other International	6,097	8,994	7,634
Total	$47,268	$64,040	$46,162

	As of December 31,
	2005	2004
Long-lived assets, net:
United States	$469	$3,599
International	70	218
Total	$539	$3,817

The Company’s revenues generally are concentrated among customers in the healthcare industry and consist of healthcare organizations, government facilities and dealers. The Company establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Accounts receivable are generally unsecured.

During 2005, 2004 and 2003, the following customers represented greater than 10% of the Company’s revenues:

	Year Ended December 31,
	2005	2004	2003
Ethicon-Endo Surgery, Inc (a division of Johnson & Johnson, Inc.)	8.1%	10.1%	10.9%
Mexican Social Security Institute	—	13.1	1.2
Eastman Kodak Company	12.4	9.8	—

As of December 31, 2005 and 2004, the following customers represented greater than 10% of the Company’s accounts receivable, net of allowance for doubtful accounts:

	As of December 31,
	2005	2004
Ethicon-Endo Surgery, Inc (a division of Johnson & Johnson, Inc.)	8.2%	29.4%
Eastman Kodak Company	14.0	7.3

The following are sales by product line:

	Year Ended December 31,
	2005	2004	2003
Product Revenue:
Digital Mammography	$7,090	$19,326	$10,772
Stereotactic Breast Biopsy	16,056	18,857	16,099
RE&S Products	9,108	10,462	5,943
Service Revenue	15,014	15,395	13,348
Total	$47,268	$64,040	$46,162

(12) COMMITMENTS AND CONTINGENCIES

Litigation

On December 20, 2005, University Health Network (“UHN”) and Mount Sinai Hospital (“Mount Sinai”) filed a Statement of Claim in Ontario Canada against Fischer and Horizon Medical Services Ltd. (“Horizon”) and asserted claims seeking to recover damages relating to their purchase of two SenoScan units from Fischer. In summary, UHN and Mount Sinai allege, among other things, that the SenoScan units, which were manufactured by Fischer and sold by Horizon, an entity authorized to sell these types of machines in Canada, were defective and did not conform to certain agreed specifications. The suit seeks Canadian $1 million in damages, plus interest, attorneys’ fees and expenses. Fischer has denied the allegations advanced by UHN and Mount Sinai and asserted breach of contract counterclaims against UHN and Mount Sinai for failing to pay approximately Canadian $450,000 in connection with the sale of the two SenoScan units. Also, Horizon has denied the core allegations advanced by UHN and Mount Sinai.

Horizon also asserted breach of contract counterclaims against UHN and Mount Sinai for failing to pay amounts due relating to the sale of the two SenoScan units and asserted cross-claims for repayment of attorney fees against Fischer for indemnification based on, among other things, its contention that Horizon acted as Fischer’s agent in the underlying transaction and Fischer must indemnify its agent under applicable law. The Company believes the suit and counterclaim are without merit and intend to vigorously defend the case, as well as assert counterclaims against Horizon for nonpayment.

On December 21, 2005, Fischer filed a complaint and jury demand against Cedara Software Corporation (“Cedara”) seeking damages arising from Cedara’s breach of a contract to sell software applications products. Cedara answered the complaint on January 30, 2006 and filed a counterclaim for unpaid invoices and other relief. The Company does not expect any liability in addition to the amount recognized as of December 31, 2005 for the counterclaim and will vigorously defend the counterclaim while pursuing its case. At this time, management cannot determine the possible outcome of the lawsuit.

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

Federal Trade Commission

Fischer received in October 2005 a request from the Federal Trade Commission (“FTC”) asking that Fischer voluntarily produce certain information and material to the FTC in connection with the Asset Sale. On January 31, 2006, Fischer received additional information requests from the FTC in the form of a Subpoena Duces Tecum and Civil Investigative Demand as part of this ongoing investigation. The FTC’s requests, which do not allege any wrongdoing, are part of a nonpublic investigation to determine whether the Asset Sale may be anticompetitive and a violation of Sections 7 or 7A of the Clayton Act or Section 5 of the Federal Trade Commission Act. Fischer is in the process of responding to the FTC requests and cannot predict the outcome of the investigation or its effect, if any, on Fischer’s business.

Regulatory Actions

The Company is subject to periodic inspections by the Food and Drug Administration (“FDA” or the “agency”). The primary purpose of these inspections is to verify the compliance of a company’s quality system with the requirements of FDA’s Good Manufacturing Practices, also known as the Quality System Regulation, and other FDA regulations governing medical devices. During these inspections, the agency evaluates a company’s state of compliance with various FDA regulations and the adequacy of the company’s actions to correct observations from earlier inspections and Warning Letter(s). In early 2005, the FDA conducted an inspection of the Company’s Quality System with the above objectives. On May 13, 2005 the FDA completed the inspection and presented a Form 483 formally describing observations with respect to the Company’s compliance with various FDA requirements. This inspection did not resolve the issues described in the Warning Letter issued to the Company in December 2002 by the FDA, which, as a result, remains in effect. The Company retained the services of a consultant and responded to the Form 483 findings. The response described a corrective action plan to address each of the observations included on the Form 483. To date, there has been no written response from the FDA regarding the adequacy of the Company’s corrective action plan. However, the Company has attended two meetings with the FDA regarding the status of the corrective actions during which the Company’s corrective action plan and actions taken have been discussed. The Company has completed the corrective action plan defined in the response to the observations and is now operating according to the changes put into effect.

Communication will continue with the FDA regarding the Company’s ongoing progress in ensuring the effectiveness of the corrective actions that have been taken. The Company’s goal is to address the FDA’s inspectional observations without the agency pursuing additional regulatory or enforcement action. There can be no assurance, however, that the Company’s efforts will be successful and that the FDA will not pursue such actions which could include, but not be limited to, the issuance of another Warning Letter; a court-ordered injunction; product seizures; recall of products; and criminal and/or civil proceedings. If an injunction is issued, it may preclude the Company from shipping products or replacement parts until corrective action is taken and verified by the FDA.

The FDA has indicated that the 5.2.X versions of the software currently running on Fischer’s SenoScan systems should be recalled for a known archiving issue. Fischer has recently developed and is in the process of releasing to the general market, a version 5.2.2 software release to correct the known archiving issue as well as increase functions for servicing the SenoScan unit. Fischer submitted recall plan to the FDA and intends to complete the software upgrades by June 30, 2006 in the U.S. and Europe. Management estimate that the costs related to this will be minimal but costs could become more significant than Fischer anticipates.

Philips

Fischer received notification on September 2, 2005 by Philips that it had ceased sales activities for the present time with respect to the SenoScan product and that it intended to terminate the Philips Agreement, should the Asset Sale Agreement be approved by the Company’s stockholders and consummated. Fischer met with Philips in November 2005 to communicate that Fischer had retained the right to perform its obligations under the Philips Agreement but that, absent additional funding from Philips, it did not have the financial ability to perform the Philips Agreement. Philips subsequently offered to settle the matter without litigation. However, in view of the financial settlement proposed by Philips, Fischer declined Philips’ offer of settlement and referred Philips to the dispute resolution provisions of the Philips Agreement. Fischer is unable to predict whether Philips may file a suit or the amount, if any, that may be demanded by Philips, or the expense related to defending any claim. Fischer has recognized a liability for a customer deposit made by Philips in advance of shipping the SenoScan product in the amount of $0.3 million. Any payments made by Fischer to or in connection with a claim by Philips may materially reduce amounts, if any, that may be available for satisfaction of creditor claims and distribution to Fischer’s stockholders.

Operating Leases

The Company leases a building and equipment under various operating lease agreements that provide for the following minimum future lease payments (in thousands) for the years ending December 31:

2006	$412
2007	32
2008	14
2009	2
2010	1
Total	$461

Of the above total lease commitments, $332,000 relates to the JN properties building lease (see Note 10—Related Party Transactions). Total rent expense was approximately $1,214,000, $1,210,000 and $936,000 in 2005, 2004 and 2003, respectively. The total rent expense includes rent expense for JN properties of $796,000 for each of 2005, 2004 and 2003.

(13) PATENT LITIGATION SETTLEMENT

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

(14) SUBSEQUENT EVENTS

Kodak Agreements

As discussed in Note 1, on January 23, 2006, Fischer entered into the Kodak Agreements. The Kodak Agreements will allow Kodak to act as an authorized service provider and provide service and support to the world-wide, excluding Mexico, installed base of Fischer’s mammography products, specifically the Service business. Fischer expects that the Kodak Agreements will reduce Fischer’s obligations and costs with respect to the Service business. The Service Agreements continue for a term of five years unless terminated earlier in accordance with the Service Agreement. Fischer, relative to the Service business and with Hologic’s consent, granted Kodak a non-exclusive limited license to perform these service related activities in the Kodak License Agreement, which continues for a term of five years.

Under the terms of the Services Agreement, Fischer has agreed to provide to Kodak certain licenses, deliverables, training and assistance to enable Kodak to service the installed SenoScan and MammoTest equipment under new service agreements that Kodak intends to offer to current owners of SenoScan and MammoTest systems. The Services Agreement includes the following major provisions:

•      Fischer will provide Kodak with its SenoScan and MammoTest customer list and make appropriate introductions of Kodak as an authorized service provider.

Kodak will contact customers to offer customers the ability to enter into new service contracts directly with Kodak and terminate their service agreements with Fischer with no penalty.

•      Fischer will provide training classes to Kodak. In addition, Fischer will reimburse Kodak $75,000 for out-of-pocket expenses related to training payable upon signing the Services Agreement.

•      Fischer will provide three SenoScan and three MammoTest units free of charge for training purposes.

•      Fischer has agreed during the first 90 days of the Services Agreement to provide labor on a sub-contract basis to Kodak to enable the Service business to be transitioned to Kodak. Fischer will be paid $250 per hour with a minimum commitment of certain hours. Hours over the minimum commitments will be reimbursed at $150 per hour.

•      Fischer will provide service parts free of charge for all service performed through March 31, 2006 as of which all remaining spare parts inventory will be transferred to Kodak as an incentive to enter into the arrangement. Kodak agrees to purchase certain critical parts in an amount up to $750,000 out of the remaining spare parts inventory. A portion of the cash received will be used to arrange for customers in the United States with warranty periods remaining as of March 31, 2006 to receive a Kodak service agreement for the remaining warranty period and a portion of the cash received will be used to reimburse customers with pre-paid long-term service contracts.

•      Fischer will reimburse Kodak for $60,000 of out-of-pocket expenses in order to implement the Services Agreement payable upon signing the Services Agreement;

As a result of signing these Agreements, management determined that the value of its spare parts inventory for the MammoTest and SenoScan products had a value of $750,000 as of December 31, 2005 and recorded a provision for excess and obsolete inventories of approximately $2.0 million. This amount is reported as services cost of sales in the consolidated statements of operations for the year ended December 31, 2005.

EES Last Time Purchase Order

On March 9, 2006, Fischer entered into the EES Amendment to amend the Distributor Agreement.  The Distributor Agreement had provided for Fischer to provide MammoTest tables to EES through October 11, 2006. In light of the potential penalties in the Distributor Agreement, Fischer’s excess manufacturing inventory on hand, and the pending May 31, 2006 termination of the lease on its manufacturing facility, Fischer desired to manufacture and sell a fixed number of MammoTest tables to EES and to end production by May 31, 2006. Under the EES Amendment, which is effective as of March 1, 2006, EES has agreed to place a binding order with Fischer for 20 Tables. Fischer has agreed to deliver the Tables no later than May 31, 2006 at a price of $107,000 per Table, subject to adjustment for failure to supply all 20 Tables as discussed below. EES is required to pay for the first five Tables upon delivery of the 20th Table. EES is required to pay for each subsequent Table delivered upon receipt of the invoice.

The price of each Table includes applications training available through December 31, 2006 and twelve months of warranty support (labor and parts) commencing on the earlier to occur of the date application training is completed for such Table or December 31, 2006.

If Fischer fails to supply all 20 Tables, the total price for the delivered Tables will be determined using the following equation:

Total price = ($142,000 x total number of Tables delivered) - $700,000.

If, using the above equation, the total price is less than zero (i.e., Fischer delivers 4 or fewer Tables), Fischer will pay EES the balance within 45 days of Fisher’s notification to EES of a failure to supply. If the total price is greater than zero, Fisher will invoice EES for the adjusted total price upon delivery of the last Table. If EES has paid Fischer for any Tables, Fischer shall deduct the amount paid by EES from the amount otherwise due to Fischer.

The EES Amendment and the Distributor Agreement will terminate upon Fischer’s delivery of all the Tables or settlement as described above except that the obligations to provide warranty support and application training survive the termination.

Kodak Last Time Purchase Order

Fischer currently supplies its VersaRad-D product to Kodak under an OEM Agreement. The OEM Agreement initially expired on January 12, 2006 and automatically renewed for an additional one-year term. In February 2006, management received a purchase order from Kodak for a last time purchase of VersaRad units at an average sales price of $118,000 with terms of payment of 2% discount if paid within 10 days of the invoice, or 30 days from invoice date. Management has committed to deliver 30 units against this purchase order.

Auction Process to Sell RE&S Business

On March 15, 2006, Fischer announced to certain potential bidders and to the public that it is starting an auction process to sell its RE&S business. The RE&S business includes three product lines: the VersaRad Line, EPX/SPX Line and Bloom Line.

In general, the assets to be sold are all of Fischer’s right, title and interest in and to the VersaRad Line, the EPX/SPX Line and the Bloom Line including related equipment, inventory, general intangibles and intellectual property necessary to design, manufacture, market, sell, distribute, support and repair the Product Lines. The assets and any liabilities which may be assumed at the option of the bidder for each Product Line (e.g., service contracts and warranty repair obligations) will be more fully described in and subject to the form asset purchase agreement that will be delivered to potential bidders.

Bidders have been asked to submit bids for the entire RE&S business, individual Product Lines or components thereof. Bidders were provided an overview of the bidding and auction procedures for the assets to be sold. Bids are required to be submitted by May 10, 2006 and an auction is expected to be held on May 15, 2006. As soon as possible after the end of the auction, Fischer intends to finalize and enter into one or more definitive agreements with the party or parties who submit the offer(s), which in Fischer’s sole judgment, are the most attractive bid(s) for the RE&S business and Product Lines.

(15) QUARTERLY FINANCIAL DATA—UNAUDITED

(in thousands, except per share data):

	First Quarter 2005	Second Quarter 2005	Third Quarter 2005	Fourth Quarter 2005	Year Ended 2005
Revenues	$14,454	$11,189	$13,439	$8,186	$47,268
Gross profit	1,942	(3,500)	282	(1,104)	(2,380)
Net (loss) income	(6,577)	(9,107)	19,948	(5,871)	(1,607)
Basic (loss) income per share	$(0.70)	$(0.97)	$2.12	$(0.62)	$(0.17)
Diluted (loss) income per share	$(0.70)	$(0.97)	$2.12	$(0.62)	$(0.17)

	First Quarter 2004	Second Quarter 2004	Third Quarter 2004	Fourth Quarter 2004	Year Ended 2004
Revenues	$12,006	$19,779	$17,801	$14,454	$64,040
Gross profit	1,846	3,994	4,109	2,920	12,869
Net (loss) income	(4,478)	3,154	(1,745)	(3,852)	(6,921)
Basic (loss) income per share	$(0.48)	$0.34	$(0.19)	$(0.41)	$(0.74)
Diluted (loss) income per share	$(0.48)	$0.33	$(0.19)	$(0.41)	$(0.74)

In each of the following quarters, the Company recorded items that were material in relation to the results of the quarter:

During the fourth quarter of 2005, management recorded $1.6 million of impairment of long-lived assets as more fully discussed in Note 4 and an increase of $2.7 million for excess and obsolete inventories as a result of the Kodak Agreements and change in estimates related to the Philips Contract. In addition, $0.7 million of restructuring expense for retention and severance payments was recorded in the fourth quarter of 2005.

During the third quarter of 2005, as a result of the Asset Sale and Lease Amendment, the following adjustments were recorded:

•      $0.8 million of impairment of long-lived assets as more fully discussed in Note 4,

•      $4.0 million of expense related to the Lease Amendment as more fully discussed in Note 5,

•      an increase of $0.7 million for excess and obsolete inventories as a result of a reduction in forecasted sales resulting from the Asset Sale and changes in market conditions,

•      restructuring expenses for retention and severance payments of $0.9 million,

•      expenses for legal and financial advisory fees related to the Asset Sale in the amount of $0.6 million, and

•      a gain on sale of Mammography Assets of $32.0 million.

During the second quarter of 2005, the Company recorded the following adjustments:

•      an increase of $4.2 million to the reserve for excess and obsolete inventories as more fully discussed in Note 2,

•      an increase to cost of sales of $0.6 million for purchase commitments that management estimates it is contractually liable to pay related to excess inventories, and

•      expenses for legal and financial advisory fees related to the Asset Sale in the amount of $0.4 million.

During the first quarter of 2005, the Company recorded $2.5 million of other financing expense related to the fair value of the warrants. As discussed in Note 6 of the consolidated financial statements, Fischer is required to recognize the fair value of the warrants as a stock warrant obligation.

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