Form 10-K/A
period 2005-12-31
FISCHER IMAGING CORP
filed 2006-05-01
CIK 750901

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

This Form 10-K/A (this “Amendment”) is being filed solely to add Part III hereof to Fischer Imaging Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2006 (the “Original Filing”). Part III was originally to be incorporated by reference from Fischer’s definitive Proxy Statement for its 2006 Annual Meeting of Shareholders. As a result of this Amendment, the certifications filed pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, included as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Amendment and are included as Exhibits 31.1, 31.2, 32.1 and 32.2 hereto.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning our current directors and executive officers is set forth below:

Name	Age	Position with Company
Steven L. Durnil	39	President and Chief Executive Officer
David Kirwan	52	Senior Vice President, Finance; Chief Financial Officer; Secretary
Taylor Simonton	61	Director since 2003.
Dr. Gail Schoettler	62	Chair of the Board, Director since 2003.
Todger Anderson	61	Director since 2003.
Charlotte Petersen	45	Director since 2004.

All officers serve at the pleasure of the Board. Messrs. Durnil and Kirwan both have independent contractor agreements with Fischer. The Board consists of three classes of directors, with each class serving for a three-year term or until their successors are elected and qualified. The terms of the classes were originally scheduled to end in successive years; however, our failure to hold an Annual Meeting in 2003 has caused two classes to be scheduled to expire at the same time. The authorized number of directors is currently four. The Class I directors, whose terms are scheduled to expire at the 2007 Annual Meeting, are Todger Anderson and Dr. Gail Schoettler. The Class III director, whose term is also scheduled to expire at the 2007 Annual Meeting, is Charlotte Petersen. The Class II director, whose term is scheduled to expire at the 2008 Annual Meeting, is Taylor Simonton.

Steven L. Durnil has served as our President and Chief Executive Officer since July 2005. In March 2005, Mr. Durnil was appointed as Chief Operating Officer of Fischer and served as Vice President – Manufacturing/ Supply Chain since July 2004. Prior to joining Fischer, Mr. Durnil served as a Senior Manager for Hitachi Business Consulting, in supply chain management for high-tech industries, for six years. Mr. Durnil also served as an operations and general manager for various industrial and automotive companies prior to Hitachi Business Consulting.

David Kirwan has served as our Senior Vice President—Finance, Chief Financial Officer and Secretary since February 2004. From October 2003 to February 2004, Mr. Kirwan served as a consultant to Fischer in supply chain management. From March 2001 until October 2003, Mr. Kirwan was Senior Vice President and General Manager of the Supply Chain Management Division of Broadband Services, Inc., a supply chain management company. From 1999 until early 2001, Mr. Kirwan was Director of European Logistics at Apple Computer. Mr. Kirwan was at Storage Technology Corporation from 1981 until 1999, most recently as Director of European Logistics in London. Mr. Kirwan received a Bachelor of Commerce degree from University College, Dublin and is a fellow of the Chartered Institute of Management Accountants.

Taylor Simonton joined our Board in January 2003 after retiring from a 35-year career at PricewaterhouseCoopers LLP, an international accounting and consulting firm, in May 2001. Mr. Simonton was a partner at PricewaterhouseCoopers' national office from 1995 to 2001, and during that time was a member of the group overseeing all accounting and auditing standards, SEC compliance, risk and quality and corporate governance matters. Mr. Simonton serves as a Director of Red Robin Gourmet Burgers, Inc. He also serves as treasurer and as a board member of the Cancer League of Colorado, a non-profit group dedicated to raising money for cancer research. He is also treasurer and a member of the Board of Directors of the Colorado chapter of the National Association of Corporate Directors. Mr. Simonton received his B.S. in accounting from the University of Tennessee. He is the Chair of our Audit Committee and a member of our Corporate Governance Committee.

Dr. Gail Schoettler chairs the board of Fischer and also serves on the boards of Aspen Bio, Inc., A4S Security, Inc., CancerVax Corp., Masergy Communications and several non-profit organizations. She serves on the Corporate Governance and Compensation and Human Resources Committees of Fischer Imaging, chairs the Corporate Governance and Compensation Committees of Aspen Bio, Inc. and of A4S Security and also chairs the Corporate Governance Committee of CancerVax Corporation. She has served as a U.S. Ambassador, head of the Defense Department's presidential transition for global communications, security and intelligence, and as Colorado's Lt. Governor and State Treasurer. She started two successful banks and helps manage her family's cattle ranch, vineyards and real estate enterprises. Dr. Schoettler speaks and writes internationally on globalization, political strategies for business, and women's issues. She has a BA in economics from Stanford University and MA and PhD degrees in history from the University of California. Among her numerous awards is the French Legion of Honor (France's highest civilian award) from President Jacques Chirac of France.

Todger Anderson joined our Board in March 2003. Mr. Anderson has 28 years of experience in managing money for Denver Investment Advisors and its predecessor organizations. He began his career as a security analyst with the United Bank of Denver and moved into portfolio management with Financial Programs, Inc. prior to joining Denver Investment Advisors. With the formation of Denver Investment Advisors in 1984, he became President and Director of Portfolio Management and continues to serve in that capacity. Mr. Anderson also serves on the board of directors of Blue Chip Value Fund. Mr. Anderson received a B.A. from Colby College and an M.B.A. from the University of Denver. He is a member of the Denver Society of Security Analysts and is a Chartered Financial Analyst. Mr. Anderson is the Chair of our Compensation and Human Resources Committee and is a member of our Audit Committee.

Charlotte Petersen joined our Board in May 2004. Ms. Petersen became a senior equity analyst at Alexander Capital Management in April 2006 and previously worked for over 16 years managing money for Denver Investment Advisors and its predecessor organizations and United Capital Management. She began her career in 1986 at United Capital as an investment analyst and assistant Vice President responsible for providing in-depth analysis and recommendations for stock investments. In 1993 she joined Denver Investment Advisors where she was a portfolio manager and partner responsible for large-cap and mid-cap portfolios until her retirement in 2002. Ms. Petersen received her B.A. from Princeton University and is a Chartered Financial Analyst. She is Chair of our Corporate Governance Committee and a member of our Audit Committee and Compensation and Human Resources Committees.

Compensation of Directors

All non-employee directors of Fischer are reimbursed for expenses incurred for attendance at Board meetings, and each receives $2,000 for each in-person Board meeting attended by such director. Each non-employee director also receives a quarterly retainer fee of $2,500. Effective January 1, 2005, the Chair of the Board and the Chair of the Audit Committee receive $7,500 and $5,000 a quarter, respectively. In 2005, non-employee directors received a total of $139,028 in the aggregate in compensation (not including reimbursement of expenses).

In April 2004, the Board approved the 2004 Stock Incentive Plan (the “2004 Plan”), which was adopted by our stockholders in June 2004 and succeeds the 1993 Non-Employee Director Stock Option Plan (the “Director Plan”). Pursuant to the 2004 Plan, each non-employee director is automatically granted an option to purchase 10,000 shares on each January 1st (if the person remains a director on such date). These options have an exercise price equal to the fair market value of the Common Stock on the date of grant, are immediately exercisable and expire ten years from their date of grant. New non-employee directors are automatically granted, on the date of their initial election or appointment, a non-

statutory option to purchase 10,000 shares of Common Stock. If a person ceases to be a director for any reason, that director’s options remain exercisable for a one-year period after the option holder’s Board service ceases, but in no event beyond ten years from the date of grant. A total of 700,000 shares of Common Stock have been reserved for issuance under the 2004 Plan in addition to shares reserved and available for issuance under previously granted options under the Director Plan. The Director Plan has been terminated.

On January 3, 2005, options to purchase 10,000 shares of our Common Stock, at an exercise price of $3.90 per share, were granted to each of Mr. Anderson, Ms. Petersen, Dr. Schoettler and Mr. Simonton. On January 1, 2006, options to purchase 10,000 shares of our Common Stock, at an exercise price of $0.08 per share, were granted to each of Mr. Anderson, Ms. Petersen, Dr. Schoettler and Mr. Simonton.

Audit Committee Financial Expert

The Audit Committee also includes at least one independent member who is determined by the Board to meet the qualifications of an “audit committee financial expert” in accordance with SEC rules. The Board of Directors has determined that Mr. Simonton is the independent director who has been determined to be an "audit committee financial expert" within the meaning of SEC rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Officers, directors and persons who are beneficial owners of more than 10% of Fischer’s Common Stock, or 10% beneficial owners, are required to file reports of their holdings and transactions in our Common Stock with the SEC and to furnish Fischer with copies of such reports. During 2005, Morgan Nields filed three Form 4's late, and Dr. Schoettler filed a Form 4 late. Based solely on the review of Section 16(a) reports filed by the directors and executive officers, and upon representations from those persons, we are not aware of any other delinquent filings.

Code of Ethics

The Board has adopted an Employee Ethics and Business Conduct Policy (the “Code of Ethics”), which is applicable to our directors, principal executive officer, principal financial officer, principal accounting officer or controller or those performing similar functions, and any “executive officers” (as defined under Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended, of Fischer not named above). The Code of Ethics has been filed as an exhibit to our Annual Report on Form 10-K. In addition, a copy of the Code of Ethics may be obtained by contacting the Corporate Secretary at our principal executive offices at 12300 North Grant Street, Denver, Colorado 80241.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to the our Chief Executive Officer during the fiscal years ended December 31, 2005, 2004 and 2003, and our two most highly compensated executive officers other than the Chief Executive Officer who were serving as of December 31, 2005, also referred to in this proxy as the Named Executive Officers:

SUMMARY COMPENSATION TABLE

					Long-Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Year	Salary(1)	Bonus(1)	Other Annual Compens ation(2)	Restricted Stock Award(s)	Securities Underlying Options/SARs	LTIP Payouts	All Other Compensation
Steven Durnil (3)	2005	$163,479	$75,000	$23,600	—	—		$85,000	(4)
Chief Executive	2004	$53,328	—	—	—	—	—	—
Officer, President	2003	—	—	—	—	—	—	—

Harris Ravine(5)	2005	$157,966	—	—	—	—	—	$283,931	(6)
Former Chief	2004	$266,635	—	—	—	100,000	—	—
Executive Officer,	2003	$171,799	—	—	—	15,000	—	$25,333
President,
Director

David Kirwan (7)	2005	$177,917	$116,500	$20,800	—	—	—	$75,000	(8)
Senior Vice	2004	$161,799	—	—	—	35,000	—	$30,438
President, Finance	2003	—	—	—	—	—	—	$19,594
and Chief
Financial Officer

Roman Janer (9)	2005	$110,912	—	—	—	—	—	$195,000	(10)
Senior Vice	2004	$202,885	$50,000	—	—	—	—	—
President,	2003	$75,000	—	—	—	50,000	—	—
Research and
Development
Operations; Chief
Technology
Officer

(1)           Reflects compensation earned by the named executive officers in the fiscal years presented, including amounts, if any, for payout of excess accrued vacation and contributions at the election of these officers under our defined contribution plan. Also reflects payment for accrued and unpaid vacation as a result of termination of employment.

(2)           Reflects fixed fee paid under Independent Contractor Agreements. In accordance with SEC rules, other compensation in the form of perquisites and other personal benefits has been omitted in those instances where such perquisites and other personal benefits comprised less than the lesser of $50,000 or 10% of the total annual salary and bonus for the named executive officer for such year.

(3)           Mr. Durnil joined Fischer in July 2004 as Vice President- Manufacturing/Supply Chain and became Chief Operating Officer in March 2005. In July 2005, Steven L. Durnil was appointed as our President and Chief Executive Officer. On December 14, 2005, we entered into an agreement with Mr. Durnil terminating his employment relationship and entering into an independent contractor arrangement with Fischer.

(4)           Under the Separation and Release Agreement discussed below, we paid Mr. Durnil a one-time separation payment in the amount of $85,000.

(5)           From January 2003 until April 2003, Mr. Ravine served as an outside Director and our Lead Director from March 2003 until April 2003. In April 2003, Mr. Ravine was appointed our President and Chief Executive Officer in addition to being a Director. In July 2005, Mr. Ravine resigned as our President and Chief Executive Officer, and was compensated $157,966 for his partial year of service. Mr. Ravine was no longer eligible to serve as our Lead Director following his appointment as President and Chief Executive Officer. During 2003, Mr. Ravine received Board compensation in the amount of $25,333.

(6)           Reflects payments made under the Separation Agreement with Mr. Ravine with respect to his July 8, 2005 resignation as a Director and as President and Chief Executive Officer of Fischer.

(7)           Mr. Kirwan served as a consultant to Fischer during 2003, and became our Senior Vice President, Finance and Chief Financial Officer in February 2004. On December 14, 2005, we entered into an agreement with Mr. Kirwan terminating his employment relationship and entering into an independent contractor arrangement with Fischer.

(8)           Under the Separation and Release Agreement discussed below, we agreed to pay Mr. Kirwan a one-time separation pay in the amount of $75,000.

(9)           Mr. Janer joined the Company in February 2003 as Senior Vice President – Research and Development and Operations, and also served as Chief Technology Officer since January 2004. Mr. Janer resigned on July 1, 2005. Mr. Janer received $195,000, which is one year salary, as separation pay.

(10)         Reflects payments made under a separation agreement with Mr. Janer equivalent to one year of Mr. Janer’s annual base salary

Option Grants in the Last Fiscal Year

No options were granted to our Named Executive Officers during the fiscal year ended December 31, 2005.

Aggregated Stock Option Exercise in the Last Fiscal Year and Fiscal Year-End Stock Option Values

The table below sets forth information concerning exercises of stock options during 2005 and the value of stock options held at the end of the fiscal year ended December 31, 2005 by our Named Executive Officers:

	# of Shares Acquired	Value Realized (market price at exercise, less	# of Securities Underlying Unexercised Options at December 31, 2005		Value of Unexercised In-the-Money Options At December 31, 2005(1)
Name	on Exercise	Exercise price)	Exercisable	Unexercisable	Exercisable	Unexercisable
Steven Durnil	—	—	—	—	—	—
Harris Ravine	—	—	—	—	—	—
David Kirwan	—	—	8,750	—	—	—
Roman Janer	—	—	—	—	—	—

(1)           Based on the closing sales price per share of our Common Stock of $0.08 as reported by the Pink Sheets, LLC on December 30, 2005, less exercise price.

Equity Compensation Plan Information

The table below provides information about the shares of our common stock authorized for issuance under our equity compensation plans as of December 31, 2005.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	388,500	$4.55	601,250	(2)
Equity compensation plans not approved by security holders(3)	219,250	$7.75	—
Total	607,750	$5.71	601,250	(2)

(1)           Number of securities to be issued upon exercise of outstanding options have been issued under our 2004 Stock Incentive Plan, our 1991 Stock Option Plan under which options were granted to employees and consultants, and our 1993 Non-Employee Director Stock Option Plan under which options were granted to non-employee directors. Our ability to make grants under the 1991 Stock Option Plan expired in 2001. As of the date of this filing, there are no shares issuable under the Employee Stock Purchase Plan.

(2)           Consists of 601,250 options available for issuance under our 2004 Stock Incentive Plan.

(3)           Consists of option grants approved by the Board from time to time but not granted pursuant to one of the aforementioned plans.

Retention and Severance Agreements

In July 2005, we entered into retention and severance arrangements with certain senior executive officers and other non-senior executive employees of Fischer.  Under our Retention and Severance Agreements with Steven Durnil and David Kirwan, we agreed to pay each of Mr. Durnil and Mr. Kirwan retention bonuses equal to six months of such officer’s base salary as in effect on the date of the agreement on January 1, 2006 if such officer remained employed by Fischer on such date, and an additional six months of base salary on July 1, 2006 if such officer remained employed by Fischer at that date. The retention bonus would be pro rated on a monthly basis if the applicable officer was involuntarily terminated, as defined in the agreement, prior to either payment date. We agreed to make certain severance payments to each of Mr. Durnil and Mr. Kirwan in the event of their involuntary termination prior to December 31, 2006. The severance payment due to each officer upon an involuntary termination event would be equal to twelve months of the officer’s base salary in effect as of the date of the termination, payable either in a lump sum or monthly, at Fischer’s discretion. Each officer would be entitled to continue to participate, at our cost, in certain benefit plans to the extent permitted. Involuntary termination was defined under the agreements as (i) termination of employment by Fischer for reasons other than cause (as defined) or (ii) voluntary resignation of the officer following (a) assignment of duties substantially inconsistent with the officer’s current status as an executive of Fischer or a substantial adverse alteration in the nature or status of his responsibilities from those in effect as of the date of the agreement, (b) a reduction by Fischer in the officer’s annual base salary as in effect on the date of the agreement or as the same may be increased from time to time except for across-the-board salary reductions similarly affecting all senior executives of Fischer; (c) the failure of Fischer, without the officer’s consent, to pay any portion of his current compensation within five (5) days of the date such compensation is due, or (d) a material reduction by Fischer in the kind or level of employee benefits to which the officer is entitled with the result that his overall benefits package is significantly reduced, unless such reduction is made in connection with a reduction in the kind or level of employee benefits of our employees generally.

Independent Contractor and Retention Agreements

On December 14, 2005, we entered into agreements with Steven Durnil and David Kirwan terminating their employment relationships and entering into independent contractor arrangements with Fischer. Both Mr. Durnil and Mr. Kirwan have continued in their respective positions with Fischer.  To effect these changes, we entered into Separation and Release Agreements, effective December 2, 2005, with Mr. Durnil and Mr. Kirwan, providing for the resignation of Mr. Durnil and Mr. Kirwan and the resolution and settlement of all amounts due under the Retention and Severance Benefit Agreements between Fischer and each of Mr. Durnil and Mr. Kirwan dated June 29, 2005 and for the payment of accrued and unpaid vacation.  Under the Separation and Release Agreements, we agreed to pay Mr. Durnil a one-time lump sum payment of $102,003.59, consisting of separation pay of $85,000 and payment for accrued and unpaid vacation, and agreed to pay Mr. Kirwan a one-time lump sum payment of $90,741.34, consisting of $75,000 in separation pay and payment for accrued and unpaid vacation.  Amounts paid to Mr. Durnil and Mr. Kirwan as separation pay represent approximately 29% of the amounts Mr. Durnil and Mr. Kirwan would have been entitled to under the Retention and Severance Agreements, assuming they had suffered involuntary termination (as defined in the Retention and Severance Agreements) as of December 2, 2005.  All rights under the Retention and Severance Agreements were terminated as of the effective date of the Separation and Release Agreements, and Mr. Durnil and Mr. Kirwan each agreed to a general release of all claims against us.

In connection with the Separation and Release Agreements, we entered into Independent Contractor Agreements effective December 2, 2005, with Mr. Durnil and Mr. Kirwan. Pursuant to the agreement with Mr. Durnil, Mr. Durnil will continue to serve as our President and Chief Executive Officer until March 31, 2006 unless the agreement is extended or terminated pursuant to its terms.  We agreed to pay Mr. Durnil a fixed fee of $5,900 per week for his services.  Pursuant to the agreement with Mr. Kirwan, Mr. Kirwan will continue to serve as Senior Vice President and Chief Financial Officer until March 31, 2006, unless the agreement is extended or terminated pursuant to its terms.  We agreed to pay Mr. Kirwan a fixed fee of $5,200 per week for his services. These agreements were amended in March 2006 to extend their terms to from March 31, 2006 until June 30, 2006.

2005 Bonuses

On December 9, 2005, Mr. Durnil and Mr. Kirwan each received bonuses for their work in completing the transaction with Hologic, Inc. in the amount of $75,000. Earlier in the year, Mr. Kirwan received a bonus for recognition of his contributions to the Company in the amount of $41,500.

Separation Agreement with Harris Ravine

Effective August 23, 2005, we entered into a Separation Agreement with Harris Ravine with respect to his July 8, 2005 resignation as a Director and as President and Chief Executive Officer of Fischer. Under the agreement, Fischer agreed to pay Mr. Ravine a total amount equivalent to one year of Mr. Ravine’s annual base salary ($257,000), payable over the year period beginning with his resignation date. Mr. Ravine was entitled to certain continuing benefits from Fischer, and options for the purchase of 100,000 shares of Common Stock were modified so that 50% of such options were vested and exercisable as of the effective date of the agreement. All 115,000 options held by Mr. Ravine were amended to remain exercisable until December 31, 2005. Mr. Ravine agreed not to compete with Fischer for a period of one year and provided certain releases and covenants to Fischer under the agreement.

Compensation and Human Resources Committee Interlocks and Insider Participation

None of the current members of Compensation and Human Resources Committee were an officer or employee of Fischer at any time during the 2005 fiscal year or at any other time. No current executive officer of Fischer has ever served as a member of the board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a member of the Board or Compensation and Human Resources Committee.

Compensation and Human Resources Committee Report on Executive Compensation

Our executive compensation program is administered by the Compensation and Human Resources Committee of the Board. The Compensation and Human Resources Committee is currently composed of three independent directors. During our fiscal year ended December 31, 2005, the Compensation and Human Resources Committee was composed of Todger Anderson, Dr. Schoettler and Charlotte Petersen. Mr. Anderson presently serves as Chair of the Committee.

The Committee’s executive compensation policies are designed to retain qualified executive talent, reward executive performance and align executive performance objectives with those of our stockholders.

The Committee reviews the executive compensation program on a subjective basis and through an informal market analysis of executive compensation programs at peer companies. The Committee does not use a quantitative method or mathematical formula to set any portion of the executive compensation program. The Committee analyzes relevant criteria in developing an executive compensation program that is based on our corporate objectives, individual performance, competitive levels of compensation, the need to retain qualified executives.

After its review of our programs, the Committee believes that the total compensation program for our executives during 2005 was adequate.

2005 Executive Officer Compensation

In 2005, our executive officer compensation program consisted primarily of base compensation, incentive compensation in the form of cash bonuses and retention related compensation.

Base Compensation

Base compensation for our executive officers are initially determined by the Committee’s evaluation of the responsibilities of the position and the professional experience of the individual as it relates to these responsibilities. The competitiveness of the marketplace for executive talent is also taken into account with consideration given to base annual compensation for comparable positions and peer companies. At the discretion of the Committee, individual adjustments to compensation packages are made based on the Committee’s discretion and its subjective perception of individual performance. The Board determined 2005 compensation for our executive officers after a review of comparable public companies in relevant markets and an assessment of the challenges facing us and our executives.

Incentive Compensation

The incentive compensation program is designed to attract and retain key talent that is directly related to increasing shareholder value. In addition, the program provides the potential for the our executive officers and other key employees to earn cash incentive bonuses based on our performance or on the basis of individual initiatives and achievements. The Committee may also approve, in its sole discretion, bonus payments to executive officers that are not directly linked to previously established performance objectives. Additionally, the Committee has authorized our Chief Executive Officer, where appropriate to an executive’s specific employment responsibilities, to establish bonus opportunities based upon individual performance objectives.

Long-Term Incentive Compensation

Our long-term incentive compensation program has historically been in the form of stock option grants and was designed to align the interests of our executive officers and other key employees with those of our stockholders. No stock options were issued to executive officers in 2005.

Compensation of Chief Executive Officer

The compensation package for our Chief Executive Officer was determined in accordance with the principles described above.

The salary paid to Mr. Ravine for his service as President and Chief Executive Officer until July 8, 2005 was $157,966. The salary paid to Mr. Durnil for his service as President and Chief Executive Officer from July 11, 2005 was $96,487.

Section 162(m)

Section 162(m) of the Internal Revenue Code of 1986, as amended, limits the federal income tax deductions of publicly traded companies to the extent that total compensation (including base salary, annual bonus, restricted stock awards, stock option exercises, and non-qualified benefits) for certain executive officers exceeds $1 million in any one year. The Compensation and Human Resources Committee intends to design our compensation program so that the compensation paid to its employees will be completely deductible by Fischer.

Submitted by the Compensation and Human Resources Committee of the Board of Directors:

Todger Anderson Compensation and Human Resources Committee Chair	Charlotte Petersen Compensation and Human Resources Committee Member	Dr. Gail Schoettler Compensation and Human Resources Committee Member

Performance Graph

The Stock Price Performance Graph set forth below compares the cumulative total stockholder return on Fischer’s Common Stock for the five year period from December 31, 2001 to December 31, 2005, with the cumulative total return on the Nasdaq National Market Index and a Peer Group Index over the same period. (Assumes the investment of $100 in Fischer’s Common Stock and the respective indices on December 31, 2001, with all dividends reinvested). The Company modified its Peer Group Index to align with the changes in the Company’s business.

Cumulative Total Return

	12/31/00	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05
Fischer Imaging	$100.00	$506.95	$253.06	$187.37	$164.23	$3.37
NASDAQ	$100.00	$79.21	$54.46	$82.12	$89.65	$91.54
Old Peer Group	$100.00	$110.03	$97.53	$133.08	$178.63	$295.40
New Peer Group	$100.00	$174.89	$243.55	$375.95	$635.25	$1,405.12

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of April 21, 2006, with respect to the beneficial ownership of our Common Stock and stock options exercisable within sixty days of April 21, 2006 of each of our directors, our, Named Executive Officers and all of our current executive officers and directors as a group, and each person known by us to be the beneficial owner of 5% or more of our Common Stock. This information is based upon information received from or on behalf of the named persons or from publicly available information and filings by or on behalf of those persons with the SEC. Unless otherwise noted, each person identified possesses sole voting and investment power with respect to the shares listed. As of April 21, 2006, there were 9,398,817  shares of our Common Stock issued and outstanding.

	Beneficial Ownership
Name and Address of Beneficial Owner (1)	Number	Percentage
5% Beneficial Owners:

Hologic, Inc(2) 35 Crosby Drive Bedford, MA 01730	1,150,000	12.2%

Henry Partners, L.P.(3) 255 South 17th Street, Suite 2608 Philadelphia, PA 19103	938,000	10.0%

Wellington Management Company, LLP(4) 75 State Street Boston, Massachusetts 02109	911,300	9.7%

Deltec Asset Management, LLC(5) 645 Fifth Avenue, 18th Floor New York, New York 10022	836,800	8.9%

Knight Equity Markets, L.P.(6) 545 Washington Blvd. 3rd Floor Jersey City, NJ 07310	681,964	7.3%

Morgan W. Nields(7) 4 Sunrise Drive Englewood, CO 80110	584,815	6.2%

Citigroup (8) 399 Park Ave New York, NY 10043	511,100	5.4%

Directors and Named Executive Officer:

Steven Durnil	0	0%
Todger Anderson(9)	50,000	*
Charlotte Petersen(10)	35,000	*
Harris Ravine	0	0%
Dr. Gail Schoettler(11)	60,000	*
Taylor Simonton(12)	60,000	*
David Kirwan(13)	35,000	*
Roman Janer	0	0%
All current directors and executive officers as a group (6 persons)(14)	213,750	2.3%

*              Less than 1%

(1)           Unless otherwise indicated, the address of each beneficial owner listed is c/o 12300 North Grant Street, Denver, CO 80241.

(2)           Based on information reported on Schedule 13G/A filed with the SEC on October 5, 2005 by Hologic, Inc. Hologic, Inc. has sole dispositive and voting power over 1,150,000 shares. Hologic, Inc. is a developer, manufacturer and supplier of medical imaging systems and related medical products.

(3)           Based on the information reported on Schedule 13G/A filed with the SEC on February 14, 2006, by Henry Partners, L.P., Henry Investment Trust, L.P. and Matthew Partners, L.P. are beneficial owners, in the aggregate of 938,000 shares. Henry Investment Trust, L.P. is the General Partner of each of Henry Partners, and Matthew Partners, L.P. David Wright is the investment manager of each of Henry Partners, L.P. and Matthew Partners, L.P. and is the President of the General Partner of Henry Investment Trust, L.P. Investment decisions made on behalf of Henry Partners, L.P. and Matthew Partners, L.P. are made primarily through their General Partner and David W. Wright.

(4)           Based on information reported on Schedule 13G/A filed with the SEC on February 14, 2006, by Wellington Management Company LLP, and Schedule 13G/A filed with the SEC on February 14, 2006, by Wellington Trust Company, NA, Wellington Management Company, LLP has shared dispositive power over 911,300 shares and shared voting power over 911,300 shares. Wellington Trust Company, NA has shared voting and dispositive power over 911,300 shares.

(5)           Based on information reported on Schedule 13G/A filed with the SEC on February 10, 2006, by Deltec Asset Management, Inc. Deltec Asset Management, Inc. has shared dispositive and voting power over 836,800 shares. Deltec Asset Management, Inc. is a broker or dealer registered under Section 15 of the Exchange Act, and an investment advisor in accordance with Rule 13d-1(b)(1)(ii)(E).

(6)           Based on the information reported on Schedule 13G/A filed with the SEC on January 17, 2006 by Knight Equity Markets, L.P. (formerly Knight Securities, L.P.) Knight Equity Markets, L.P. has sole dispositive power over 681, 964 shares, and sole voting power over 681, 964 shares. Knight Equity Markets, L.P. is a broker or dealer registered under section 15 of the Act.

(7)           Based on information reported on Schedule 13G/A filed with the SEC on February 15, 2006, by Mr. Nields. Mr. Nields has sole dispositive power over 584,815 shares, and sole voting power over 584,815 shares.

(8)           Based on information reported on Form 4 filed with the SEC on September 28, 2005  by Citigroup Inc. The securities reported are directly beneficially owned by Citigroup Global Markets Inc. ("CGMI"). CGMI is a wholly owned subsidiary of Citigroup Financial Products Inc. ("CFP"). CFP is a wholly owned subsidiary of Citigroup Global Markets Holdings Inc. ("CGMH"). CGMH is a wholly owned subsidiary of Citigroup Inc. ("Citigroup"). Citigroup, CGMH and CFP disclaimed beneficial ownership of the securities reported herein except to the extent of their pecuniary interests therein. In accordance with Securities and Exchange Commission Release No. 34-39538 (January 12, 1998), the Form 4 filing reflected securities beneficially owned by Citigroup, a holding company for a global financial services group, on behalf of itself and its subsidiaries, excluding the Citigroup Asset Management business unit ("CAM"). CAM, its executive officers and directors and its direct and indirect subsidiaries may beneficially own securities of Fischer Imaging Corporation, and such securities were not reported in the filing. Citigroup disclaims beneficial ownership of securities beneficially owned by CAM, and CAM disclaims beneficial ownership of the securities reported herein.

(9)           Includes 50,000 shares that may be purchased pursuant to currently exercisable options.

(10)         Includes 35,000 shares that may be purchased pursuant to currently exercisable options.

(11)         Includes 59,000 shares that may be purchased pursuant to currently exercisable options.

(12)         Includes 60,000 shares that may be purchased pursuant to currently exercisable options.

(13)         Includes 8,750 shares that may be purchased pursuant to currently exercisable options.

(14)         Includes 212,750 shares that may be purchased pursuant to currently exercisable options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 27, 2005, we entered into an Amendment to the Lease Agreement (the “Amendment”) with JN Properties, our landlord and a company controlled by a former employee, who was also previously a director of Fischer, Chair of the Board, Chief Executive Officer and Chief Technology Officer, and is currently a 6.2% shareholder. The Amendment provides for the amendment of the Lease dated July 31, 1992 between Fischer and JN Properties (the “Lease”) to allow for the early termination of the Lease within 60 days of written notice from Fischer of intent to vacate or May 31, 2006, whichever is earlier.  We will continue to pay the current rental rate and comply with other terms and conditions of the Lease during the period prior to termination of the Lease.  The Lease term was to originally run through July 2012. Fischer will continue to pay the current rental rate and comply with other terms and conditions of the Lease during the period prior to termination of the Lease. In exchange for the above, Fischer paid to JN Properties $4.0 million plus certain accrued 2005 property taxes on September 29, 2005. We made total lease payments of $796,080 and $796,080 in 2005 and in 2004, respectively.

We have entered into indemnification agreements with each of our directors. The indemnification agreements require us to indemnify these individuals to the fullest extent permitted by Delaware law and may be broader than the provisions contained in the Delaware General Corporation Law. In addition, we maintain directors’ and officers’ liability insurance that insures our directors and officers against the cost of defense, settlement or payment of a judgment in some circumstances.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Ehrhardt Keefe Steiner and Hottman P.C. and Ernst & Young LLP billed Fischer the following fees for services provided during the years ended December 31, 2005 and 2004, respectively:

	Fees Billed During Year Ended
	December 31, 2005		December 31, 2004
Audit fees	$134,656		$456,274
Audit-related fees	13,231		—
Tax fees	—		—
All other fees	17,873		—
Total fees	$165,760	(2)	$456,274	(1)

(1)    $418,224 was billed to Fischer by Ernst & Young LLP, and $38,050 was billed to Fischer by Ehrhardt Keefe Steiner and Hottman P.C.

(2)    $12,007 was billed to Fischer by Ernst & Young LLP, and $153,753 was billed to Fischer by Ehrhardt Keefe Steiner and Hottman P.C.

As set forth in Fischer’s Audit Committee Charter, the Audit Committee’s policy is to pre-approve all audit and non-audit services. For 2004, one-hundred percent of the total amount of services provided under the caption “Audit-Related Fees” was pre-approved by the Audit Committee. In 2005, the Audit Committee approved 100% of services provided under the captions “Audit-related fees” and “All other fees” after the initiation of such services.

PART IV

ITEM 15 EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a)           The following documents are filed as part of this report:

3.     Exhibits.

(b) The following exhibits are filed herewith:

31.1	Certification of Steven Durnil, Chief Executive Officer and President, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of David Kirwan, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Steven Durnil pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of David Kirwan pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed May 1, 2006 on its behalf by the undersigned, thereunto duly authorized.

FISCHER IMAGING CORPORATION Registrant

By:	/s/ STEVEN DURNIL
Steven Durnil President and Chief Executive Officer

EXHIBIT INDEX

31.1	Certification of Steven Durnil, Chief Executive Officer and President, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of David Kirwan, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Steven Durnil pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of David Kirwan pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002