Form 10-Q
period 2006-03-31
FISCHER IMAGING CORP
filed 2006-05-12
CIK 750901

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2006

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

Yes ☐  No ☒

The number of shares of Registrant’s Common Stock outstanding as of May 5, 2006 was 9,398,817.

FISCHER IMAGING CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FISCHER IMAGING CORPORATION

CONSOLIDATED BALANCE SHEETS

(amounts in thousands except share data)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,785	$4,499
Restricted cash	603	—
Accounts receivable, net of allowance for doubtful accounts of $385 and $383 at March 31, 2006 and December 31, 2005, respectively	3,175	4,026
Inventories, net	3,784	4,329
Prepaid expenses and other current assets	1,691	1,305
Total current assets	11,038	14,159
Property and equipment:
Manufacturing equipment	161	331
Office equipment and leasehold improvements	90	208
Total property and equipment	251	539
Less: accumulated depreciation	—	—
Property and equipment, net	251	539
Total assets	$11,289	$14,698

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,696	$2,722
Accrued salaries and wages	578	665
Customer deposits	789	1,009
Accrued warranties	1,000	1,040
Deferred service revenue	808	1,667
Other current liabilities	3,130	2,583
Total current liabilities	9,001	9,686
Commitments and contingencies Stockholders’ Equity:
Preferred Stock, 5,000,000 shares authorized:
Series C Junior participating preferred stock, $.01 par value, 500,000 shares authorized, no shares issued and outstanding	—	—
Series D Convertible preferred stock, $.01 par value, 506,667 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 25,000,000 shares authorized; 9,398,817 shares issued and outstanding at March 31, 2006 and December 31, 2005	94	94
Paid-in capital	49,455	49,455
Accumulated deficit	(46,958)	(44,240)
Accumulated other comprehensive loss	(303)	(297)
Total stockholders’ equity	2,288	5,012
Total liabilities and stockholders’ equity	$11,289	$14,698

The accompanying notes are an integral part of these consolidated financial statements

FISCHER IMAGING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per share data)

(Unaudited)

	Three Months Ended
	March 31, 2006	March 31, 2005
Revenues:
Products	$3,937	$10,744
Services	3,049	3,710
Total revenues	6,986	14,454
Cost of sales:
Products	3,842	8,106
Services	3,470	4,406
Total cost of sales	7,312	12,512
Gross margin	(326)	1,942
Operating expenses:
Research and development	—	1,940
Selling and marketing	—	1,977
General and administrative	1,981	1,831
Impairment of long-lived assets	230	—
Total operating expenses	2,211	5,748
Loss from operations	(2,537)	(3,806)
Other (expense) income:
Other financing (expense)	—	(2,532)
Interest expense	(66)	(318)
Interest income	22	1
Other (expense) income	(137)	78
Net loss	$(2,718)	$(6,577)
Net loss per share:
Basic and diluted	$(0.29)	$(0.70)
Weighted average shares used to calculate net (loss) per share:
Basic and diluted	9,399	9,383

The accompanying notes are an integral part of these consolidated financial statements.

FISCHER IMAGING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	Three months ended
	March 31, 2006	March 31, 2005
Cash flows from operating activities:
Net (loss)	$(2,718)	$(6,577)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	320
Amortization of debt issue costs	—	200
Other financing (expense)	—	2,532
Other	21	—
Impairment of long-lived assets	230	—
Change in current assets and liabilities
Accounts receivable, net	851	(2,136)
Inventories, net	545	1,778
Prepaid expenses and other current assets	(386)	104
Accounts payable	(26)	(1,631)
Accrued warranties	(40)	(185)
Customer deposits	110	205
Deferred service revenue	(859)	300
Other	126	(122)
Net cash used in operating activities	(2,146)	(5,212)

Cash flows used in investing activities:
Funding of Fischer Imaging Employee Trust	(600)	—
Proceeds from sale of property and equipment	37	—
Purchases of property and equipment	—	(441)
Net cash used in investing activities	(563)	(441)

Cash flows provided by financing activities:
Proceeds from sale of common stock	—	16
Proceeds from senior secured promissory notes	—	7,000
Payment of debt issue costs	—	(388)
Proceeds from line of credit	—	3,311
Repayments on line of credit	—	(4,765)
Payment on leases	—	(13)
Net cash provided by financing activities	—	5,161

Effect of exchange rate changes on cash	(5)	17
Net decrease in cash and cash equivalents	(2,714)	(475)
Cash and cash equivalents, beginning of period	4,499	1,939
Cash and cash equivalents, end of period	$1,785	$1,464

Supplemental Cash Flow Information:
Non-cash change in stock warrant obligation	—	(4,320)
Non-cash increase in debt issue costs	—	1,788

The accompanying notes are an integral part of these consolidated financial statements.

FISCHER IMAGING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(UNAUDITED)

(1)   GENERAL

Organization

Fischer Imaging Corporation, together with its wholly owned subsidiaries (“Fischer” or the “Company”), services mammography and digital imaging products used in the diagnosis of breast cancer and other diseases and manufactures and sells the MammoTest stereotactic breast biopsy system to a single distributor in Europe. The Company’s primary focus prior to the consummation of the Hologic transaction on September 29, 2005 (as discussed below) was designing, manufacturing and selling mammography and digital imaging products and using its digital imaging technology in screening and diagnostic mammograms and minimally invasive breast biopsy to aid in the early identification of breast cancer. The Company also continues to sell products that meet selected needs of the broader radiology and electrophysiology markets.

The consolidated financial statements include the accounts of Fischer Imaging Corporation and all subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Hologic Transaction and Management Plans

In September 2005, Fischer consummated the sale (the “Asset Sale”) of all of its intellectual property rights related to its mammography business and products, including its SenoScan digital mammography and MammoTest stereotactic breast biopsy systems (the “Mammography Assets”) to Hologic, Inc. (“Hologic”). Hologic granted Fischer a non-exclusive limited license to use certain Mammography Assets necessary for Fischer to continue to service and support, and satisfy warranty obligations on the installed base of SenoScan and MammoTest systems (the “Service” business); to fulfill contractual obligations to provide MammoTest and SenoScan systems to Ethicon Endo-Surgery Europe (a subsidiary of Johnson & Johnson, Inc., “EES”) and Philips Medical Systems DMC GmbH (“Philips”), respectively; and to carry out certain activities with respect to Fischer’s radiology, electrophysiology and surgical (“RE&S”) business.

The following are developments and management’s plans with respect to each of the retained assets/businesses:

Service business. On January 23, 2006, Fischer entered into an Intellectual Property License Agreement and Services Agreement (together, the “Kodak Agreements”) with Eastman Kodak Company (“Kodak”). The Kodak Agreements allow Kodak to act as an authorized service provider and provide service and support to the world-wide, excluding Mexico, installed base of Fischer’s mammography products. Fischer expects that the Kodak Agreements will reduce Fischer’s obligations and costs with respect to the Service business. All mammography service contracts have been cancelled as of April 21, 2006 in the U.S. and as of May 8, 2006 in Europe. All disposables and time and material revenue from the Service business was terminated as of January 23, 2006 in the U.S. Fischer incurred $135,000 of expense related to payments made to Kodak during the three months ended March 31, 2006. Services cost of sales has been reduced due to reimbursement from Kodak of approximately $350,000 during the three months ended March 31, 2006.

Contractual obligation to EES. On March 9, 2006, Fischer entered into an amendment (the “EES Amendment”) to the Distributor Agreement, dated December 9, 1998, as amended (the “Distributor Agreement”) between EES and Fischer. EES placed a binding order with Fischer for 20 MammoTest tables (collectively, the “Tables” and each a “Table”) to be shipped to various locations in Europe. After completion of the Tables, the Distributor Agreement and EES Amendment will terminate and no further MammoTest tables will be sold. Applications training and warranty support due under the EES Amendment and Distributor Agreement will be provided by Kodak in Europe. Fischer has delivered all the Tables.

Contractual obligation to Philips. The status of the Master Purchasing Agreement (“Philips Agreement”) between Fischer and Philips is still unresolved as discussed further in Note 10. As a result, management believes no revenues will be generated from this contract.

RE&S business. The RE&S business includes three product lines (collectively the “Product Lines”):

(1)  The VersaRad-A and VersaRad-D systems designed for general purpose radiographic imaging (“VersaRad Line”). Substantially all of the sales of this product are sold to Kodak under an OEM Agreement. Management received a significant last time purchase order from Kodak in February 2006 and 78% of this order has been shipped as of May 5, 2006. Therefore, management expects that no further VersaRad units will be sold to Kodak after fulfillment of the last time purchase order in May 2006.

(2)  The EPX-60 Single Plane EP Imaging System and the SPX Surgical Imaging System (“EPX/SPX Line”). Management expects that no further EPX/SPX units will be sold due to the departure of sales personnel.

(3)  The Bloom Electrophysiology Stimulator (“Bloom Line”). Sales of this product have been declining and backlog is currently minimal.

On March 15, 2006, Fischer announced to certain potential bidders and to the public that it was starting an auction process to sell its RE&S business. In general, the assets to be sold are all of Fischer’s right, title and interest in and to the VersaRad Line, the EPX/SPX Line and the Bloom Line including related equipment, inventory, general intangibles and intellectual property necessary to design, manufacture, market, sell, distribute, support and repair the Product Lines. The assets and any liabilities which may be assumed at the option of the bidder for each Product Line (e.g., service contracts and warranty repair obligations) will be more fully described in and subject to the form asset purchase agreement that has been delivered to potential bidders.

Bidders were asked to submit bids for the entire RE&S business, individual Product Lines or components thereof. Bids were required to be submitted by May 10, 2006. Several bids for the Bloom Line and one bid for the RE&S business were received in accordance with the original timeline. Management is completing the analysis of the bids and an auction is expected to be held on May 15, 2006. As soon as possible after the end of the auction, Fischer intends to finalize and enter into definitive agreements with the party or parties whose offer(s) are deemed in Fischer’s sole judgment the most attractive bid(s) for the RE&S business and Product Lines or components thereof. Fischer shall have the right to reject any bid if Fischer determines, in the reasonable exercise of its fiduciary duties, that the bids received are inadequate or insufficient; or contrary to the best interests of Fischer.

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

If the RE&S business is not sold in its entirety, the Company will be left with continuing obligations in connection with RE&S related service and warranty obligations. The Company will seek alternative service providers to provide continuation of service for warranty and service contract obligations. If a potential strategic transaction with respect to the RE&S service and warranty obligations could not be completed in a reasonable period of time, the Company may not have sufficient funds to continue to meet these obligations.

Europe.  After the Asset Sale, the only expected remaining recurring revenue in Europe was related to service contracts. In December 2005, the Board of Directors approved the liquidation and wind-up of Fischer’s European subsidiaries. Europe started the liquidation process on May 4, 2006 and a liquidator has been designated. As a result, Fischer no longer has control of its European subsidiaries. Management estimates that when the subsidiaries are deconsolidated in May 2006 the impact on the consolidated statement of operations will be immaterial. Selected European balance sheet information as of March 31, 2006 are as follows (in thousands):

Cash and cash equivalents	$193
Accounts receivable, net	436
Inventory, net	573
Other assets	89
Current liabilities	(1,639)
Net working capital deficit	$(348)

The cash and cash equivalents available as of April 30, 2006 is made up of $1.6 million in the United States and $0.2 million in various countries in Europe. The remaining cash as of April 30, 2006 will be used to pay outstanding obligations, to satisfy operational responsibilities in respect of other obligations as discussed above; and to continue operations until the sale of the RE&S business is complete. If the RE&S business is not sold in its entirety, the Company may be forced to file a petition under Chapter 7 or Chapter 11 of the Bankruptcy Code. The Company expects that amounts, if any, remaining after completing the last time purchase orders with Kodak and EES and after making adequate reserves for contingent liabilities such as outstanding litigation, would be distributed to stockholders. Management is unable to predict whether any amounts will be available for distribution to stockholders.

The factors listed above, among others, raise substantial doubt about Fischer’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. As discussed in Note 4, management assessed the recoverability of its long-lived assets and intangibles and recognized an impairment charge of $0.2 million in the first quarter of 2006, a process which included assumptions regarding estimated future cash flows and other factors.

Basis of Presentation

In management’s opinion, the accompanying unaudited consolidated balance sheets, statements of operations and statements of cash flows contain all adjustments necessary to present fairly in all material respects the financial position of the Company at March 31, 2006, its results of operations for the three months ended March 31, 2006 and 2005 and its cash flows for the three months ended March 31, 2006 and 2005. Results of operations and cash flows for the interim periods may not be indicative of the results of operations and cash flows for the full fiscal year.

The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Stock Based Compensation

During the first quarter of 2006, the Company adopted the provisions of and began accounting for stock-based compensation in accordance with, the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), “Share–Based Payment” which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock–Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.”  Under the fair value recognition provisions of this statement, stock–based compensation cost is measured at the option grant date based on the fair value of the award and is recognized as an expense on a straight–line basis over the requisite service period, which is the vesting period where applicable or in the case of option grants that vest immediately, over the appropriate period prior to the grant date. The Company elected the modified–prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new option grants and to option grants that were outstanding as of January 1, 2006 and subsequently modified. Estimated compensation cost for option grants that were outstanding as of the effective date and are not expected to be forfeited will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures.

The adoption of SFAS 123R had no impact on the consolidated financial position, results of operations and cash flows. As a result of the restructuring plan, unvested options outstanding as of December 31 2005 are not expected to vest. The 2004 Equity Incentive Plan allows for automatic annual grants upon each year of director’s service of 10,000 per director on January 1. The compensation expense related to this annual grant is recognized over the prior year of service. No further grants under the Company’s stock option plans are expected due to management’s plans.

The following table sets forth the pro forma amounts of net income and net income per share, for the three months ended March 31, 2005, that would have resulted if Fischer had accounted for the option grants under employee stock plans under the fair value recognition provisions of SFAS 123 (in thousands, except per share amounts).

Three Months Ended March 31, 2005

Net loss as reported	$(6,577)
Fair value-based compensation cost, net of tax	(75)
Pro forma net loss	$(6,652)

Basic and diluted loss per share:
As reported	$(0.70)
Pro forma	$(0.71)

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

Inventories consisted of the following components (in thousands):

	March 31, 2006	December 31, 2005
Raw materials	$4,082	$5,120
Work in process and finished goods	6,343	6,340
Reserve for excess and obsolete inventories	(6,641)	(7,131)
Inventories, net	$3,784	$4,329

(4)   IMPAIRMENT OF LONG-LIVED ASSETS

The Company’s policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets, of certain identifiable intangibles and of goodwill when certain events have taken place that indicate that the remaining balance may not be recoverable. Fischer evaluates the carrying value of its property and equipment at the consolidated level since the Company believes that is the lowest identifiable level of cash flows for these assets. As a result of further declines in the stock price and a decision to liquidate the remaining long-lived assets in the building, management determined a recoverability test should be completed as of March 31, 2006.

Since the future estimated cash inflows are currently estimated to be near zero, the carrying amounts of the assets exceeded the estimated undiscounted cash flows. Management estimated the fair value of the assets by reviewing the value of the remaining businesses and other long-lived assets and determined an impairment had occurred. Fair value of the long-lived assets was determined through inquiry of advisors and comparison to other sales of fixed assets. Therefore, an impairment of long-lived assets of $0.2 million was recognized during the quarter ended March 31, 2006.

(5)   RESTRUCTURING EXPENSE

The Company entered into termination and retention arrangements from June 2005 through March 2006 with approximately 102 employees in the U.S. and Europe. All areas of the Company were impacted. Retention payments under these agreements earned over the period July 1, 2005 through December 31, 2005 were $0.7 million of which $0.3 million were paid in January 2006. Retention payments under these agreements earned over the period January 1, 2006 through June 30, 2006 are currently estimated to be $0.4 million and are estimated to be paid in the second quarter of 2006. Severance payments, earned upon involuntary termination, are estimated to be $1.4 million. Retention payments are being recognized as expense over the period earned, and severance payments will be expensed over the period beginning with the date of signing through the earlier of the communicated involuntary termination dates or June 30, 2006.

The Company recognized restructuring expense in the amount of $1.2 million related to these arrangements during the three-months ended March 31, 2006. Restructuring expense was recognized in the consolidated statements of operations as $0.3 million in products cost of sales, $0.7 million in services cost of sales and $0.2 million in general and administrative expense.

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

The following is a roll forward of the restructuring accrual (in thousands):

Balance at December 31, 2005	$539
Expense	1,195
Payments	(447)
Balance at March 31, 2006	$1,287

The restructuring accrual is included in “Other Current Liabilities” in the accompanying consolidated balance sheet.

(6)   OTHER FINANCING EXPENSE

On February 22, 2005, the Company entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with ComVest. At closing, Fischer issued and sold a senior secured promissory note in the principal amount of $5.0 million (the “Initial Note”) to ComVest. In connection with the issuance of the Initial Note, Fischer issued to ComVest a warrant (the “Warrant”) to purchase 2,000,000 shares of Common Stock at an exercise price of $4.25 per share.

On March 29, 2005 the Company amended the Purchase Agreement and ComVest provided $2.0 million in funding under a Secondary Note, bringing their total investment to $7.0 million (the “Notes”). Also in connection with the funding of the Secondary Note, the Company agreed to amend the Warrant to provide ComVest with a put option, exercisable at $0.90 per warrant share, upon the occurrence of certain trigger events.

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

As of February 22, 2005 and March 31, 2005, the stock warrant obligation fair value was estimated to be $2.9 million and $4.3 million, respectively. As required per APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” the issuance proceeds were allocated between the amount applicable to the debt and the amount applicable to the warrant based upon relative fair values of the debt and the warrants at issuance date. As a result, Fischer increased “Debt issue costs” by $1.8 million. The difference of $2.5 million between the amount allocated to “Debt issue costs” of $1.8 million and the fair value as of March 31, 2005 of $4.3 million was been recognized as a non-cash “Other Financing Expense” in the Consolidated Income Statements for the three-months ended March 31, 2005.

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

For the three months ended March 31, 2006 and 2005, 541,000 and 1,345,417, respectively, of options to purchase shares of common stock were outstanding but not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

(8)   COMPREHENSIVE LOSS

Comprehensive loss is defined as the change in equity of an enterprise other than the change resulting from investments by, or distributions to, its owners. For the Company, comprehensive loss includes only net loss and foreign currency translation adjustments as follows (in thousands):

	Three Months Ended
	March 31, 2006	March 31, 2005

Net loss	$(2,718)	$(6,577)
Foreign currency translation adjustments	(5)	17
Comprehensive loss	$(2,723)	$(6,560)

(9)   SEGMENT AND CUSTOMER INFORMATION

The Company has historically operated in a single industry segment: the design, manufacture and marketing of specialty digital imaging systems and other medical devices primarily used in screening, diagnostic and interventional procedures, and the provision of service to its installed base. The Company manufactures its products in the United States and distributes them in the United States, Europe and elsewhere. The Company’s chief operating decision maker uses consolidated results to make operating and strategic decisions.

Internationally, the Company markets and supports its products primarily through its subsidiaries and various dealers. Revenues are attributed to geographic areas based on the location of the customer. International long-lived assets are located in Switzerland. The following table represents a summary of revenues and long-lived assets (in thousands):

	Three Months Ended
	March 31, 2006	March 31, 2005
Revenues:
United States	$5,342	$12,843
International	1,644	1,611
Total	$6,986	$14,454

	As of
	March 31, 2006	December 31, 2005
Long-lived assets, net:
United States	$227	$469
International	24	70
Total	$251	$539

The Company’s revenues generally are concentrated among customers in the healthcare industry and consist of healthcare organizations, government facilities and dealers. The Company establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Accounts receivable are generally unsecured.

Customers representing greater than 10% of the Company’s revenue during any of the reporting periods:

	Three Months Ended
	March 31, 2006	March 31, 2005
Ethicon-Endo Surgery, Inc.	16.6%	8.4%
Eastman Kodak Company	38.6%	8.3%

Revenue grouped by similar products and services (in thousands):

	Three Months Ended
	March 31, 2006	March 31, 2005
Product Revenue:
Digital Mammography	$—	$2,784
Stereotactic Breast Biopsy	1,127	5,642
RE&S Products	2,810	2,318
Service Revenue	3,049	3,710
Total	$6,986	$14,454

(10)   COMMITMENTS AND CONTINGENCIES

Litigation

On December 20, 2005, University Health Network (“UHN”) and Mount Sinai Hospital (“Mount Sinai”) filed a Statement of Claim in Ontario Canada against Fischer and Horizon Medical Services Ltd. (“Horizon”) and asserted claims seeking to recover damages relating to their purchase of two SenoScan units from Fischer. In summary, UHN and Mount Sinai allege, among other things, that the SenoScan units, which were manufactured by Fischer and sold by Horizon, an entity authorized to sell these types of machines in Canada, were defective and did not conform to certain agreed specifications. The suit seeks Canadian $1 million in damages, plus interest, attorneys’ fees and expenses. Fischer has denied the allegations advanced by UHN and Mount Sinai and asserted breach of contract counterclaims against UHN and Mount Sinai for failing to pay approximately Canadian $450,000 in connection with the sale of the two SenoScan units. Also, Horizon has denied the core allegations advanced by UHN and Mount Sinai. Horizon also asserted breach of contract counterclaims against UHN and Mount Sinai for failing to pay amounts due relating to the sale of the two SenoScan units and asserted cross-claims for repayment of attorney fees against Fischer for indemnification based on, among other things, its contention that Horizon acted as Fischer’s agent in the underlying transaction and Fischer must indemnify its agent under applicable law. The Company believes the suit and counterclaim are without merit and intends to vigorously defend the case, as well as assert counterclaims against Horizon for nonpayment.

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

The FDA has indicated that the 5.2.X versions of the software currently running on Fischer’s SenoScan systems should be recalled for a known archiving issue. After consultation with the Company’s Notified Body, it was determined that this issue and its correction did not meet the criteria for a recall in the EU. Fischer has recently developed and released to the general market, a version 5.2.2 software release to correct the known archiving issue as well as increase functions for servicing the SenoScan unit. Fischer submitted an initial recall plan to the FDA that indicated the target completion date of the software upgrades by June 30, 2006 in the U.S. Due to scheduling conflicts with customers to complete the action required to install the new software version, a revised plan will be submitted with a target completion date of September 30, 2006. Management estimates that the costs related to this will be minimal but costs could become more significant than Fischer anticipates.

Philips

Fischer received notification on September 2, 2005 by Philips that it had ceased sales activities for the present time with respect to the SenoScan product and that it intended to terminate the Philips Agreement should the Asset Sale Agreement be approved by the Company’s stockholders and consummated. Fischer met with Philips in November 2005 to communicate that Fischer had retained the right perform its obligations under the Philips Agreement but that, absent additional funding from Philips, it did not have the financial ability to perform the Philips Agreement. Philips subsequently offered to settle the matter without litigation. However, in view of the financial settlement proposed by Philips, Fischer declined Philips’ offer of settlement and referred Philips to the dispute resolution provisions of the Philips Agreement. Fischer is unable to predict whether Philips may file a suit or the amount, if any, that may be demanded by Philips, or the expense related to defending any claim. Fischer has recognized a liability for a customer deposit made by Philips in advance of shipping the SenoScan product in the amount of $0.3 million. Any payments made by Fischer to or in connection with a claim by Philips may materially reduce amounts, if any, that may be available for satisfaction of creditor claims and distribution to Fischer’s stockholders.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Language

This report contains forward-looking information that involves risk and uncertainties, including statements regarding our plans, objectives, expectations, and intentions. Such statements include, without limitation:

•                  statements regarding various estimates we have made in preparing our financial statements,

•                  our actions with respect to the auction of the RE&S business and/or Product Lines and our intended actions if stockholder approval is required under Delaware law;

•                  our ability to continue to satisfy RE&S service and warranty obligation if the RE&S business is not sold in its entirety;

•                  our expectations regarding the effects of the Kodak Agreements on our obligations and cost with respect to the service business;

•                  ability to locate an alternative service provider for RE&S service obligations;

•                  expected impact of deconsolidating Fischer’s European subsidiaries on Fischer’s financial statements;

•                  Philips’ intent to terminate the Philips Agreement and potential outcomes regarding the terms and conditions of the termination including the effect of any payments to Philips and the expense of defending any claim on potential distributions to stockholders and creditors;

•                  the events or circumstances that could cause us to cease operations and liquidate under applicable law including a liquidation under Chapter 7 or Chapter 11 of the Bankruptcy Code;

•                  our ability to make distributions to stockholders; and

•                  statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

These forward-looking statements are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those anticipated. Factors that could cause actual results to materially differ include, without limitation, our ability to execute our business strategy, our ability to negotiate with our creditors including vendors and customers, additional claims of which management is not aware, adverse actions taken by regulatory agencies, potential product defects or related performance resulting in product recalls and significant liability and legal costs, impact of liquidation of our European subsidiaries which could require additional cash, the outcome of the RE&S auction process, and the outcome of the FTC investigation. Other factors that could adversely affect our business are described in our Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2005 as revised by Part II, Item 1A Risk Factors of this Form 10-Q. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any such statement is based.

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

The critical accounting policies that we believe affect the more significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. There have been no material changes to our critical accounting policies, as described in that Form 10-K, except for the impairment of long-lived assets.

Our policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets when certain events have taken place that indicate that the remaining balance may not be recoverable. We evaluate the carrying value of our property and equipment at the consolidated level since we believe that is the lowest identifiable level of cash flows for these assets. As a result of further declines in the stock price and a decision to liquidate the remaining long-lived assets in our building, management determined a recoverability test should be completed as of March 31, 2006

Since the future estimated cash outflows are currently estimated to be near zero, the carrying amounts of the assets exceeded the estimated undiscounted cash flows. Management estimated the fair value of the assets by reviewing the value of the remaining businesses and other long-lived assets and determined an impairment had occurred. Fair value of the long-lived assets was determined through inquiry of advisors and comparison to other sales of fixed assets. Therefore, an impairment of long-lived assets of $0.2 million was recognized during the quarter ended March 31, 2006.

Overview

We service mammography and digital imaging products used in the diagnosis of breast cancer and other diseases and manufacture and sell the MammoTest stereotactic breast biopsy system to a single distributor in Europe. Our primary focus prior to the consummation of the Hologic Asset Sale on September 29, 2005 (as discussed below) was designing, manufacturing and selling mammography and digital imaging products and using our digital imaging technology in screening and diagnostic mammograms and minimally invasive breast biopsy to aid in the early identification of breast cancer. We also continue to service and sell products that meet selected needs of the broader radiology and electrophysiology markets.

In September 2005, we consummated the sale (the “Asset Sale”) of all of its intellectual property rights related to its mammography business and products, including rights to our SenoScan digital mammography and MammoTest stereotactic breast biopsy systems to Hologic, Inc. (“Hologic”). Under the Asset Sale Agreement, Hologic granted us a non-exclusive limited license to use certain Mammography Assets necessary for us to continue our Service business; to fulfill contractual obligations to provide MammoTest and SenoScan systems to EES and Philips, respectively; and to carry out certain activities with respect to our RE&S business.

As a result, revenues recognized from MammoTest and SenoScan during the quarter ended March 31, 2006 were $1.1 million and zero, respectively.

As discussed further in Note 1 of the accompanying consolidated financial statements, on March 15, 2006, we announced that we were starting an auction process to sell the RE&S business. Bidders were asked to submit bids for the entire RE&S business, individual Product Lines or components thereof. Several bids for the Bloom Line and one bid for the RE&S business were received in accordance with the original timeline. Management is completing the analysis of the bids and an auction is expected to be held on May 15, 2006. As soon as possible after the end of the auction, we intend to finalize and enter into definitive agreements with the party or parties whose offer(s) are deemed in our sole judgment the most attractive bid(s) for the RE&S business and Product Lines or components thereof. We shall have the right to reject any bid if we determine, in the reasonable exercise of our fiduciary duties, that the bids received are inadequate or insufficient; or contrary to the best interests of Fischer.

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

Results of Operations

The following table sets forth the percentage of revenues represented by certain data included in our statements of operations for the periods indicated:

	Three Months Ended
	March 31, 2006	March 31, 2005
Revenues:
Product revenues	56.4%	74.3%
Service revenues	43.6	25.7
Total revenues	100.0	100.0
Cost of sales:
Products	55.0	56.1
Services	49.7	30.5
Research and development	—	13.4
Selling and marketing	—	13.7
General and administrative	28.3	12.7
Impairment of long-lived assets	3.3	—
Loss from operations	(36.3)	(26.4)
Other income, net	(2.6)	(19.1)
Net loss	(38.9)%	(45.5)%

Product Revenues

Total revenues decreased 51.7% to $7.0 million for the quarter ended March 31, 2006 from $14.5 million for the quarter ended March 31, 2005. Product revenues decreased 63.4% to $3.9 million in the first quarter of 2006 from $10.7 million in the first quarter of 2005.

•                  SenoScan digital mammography product revenue during the first quarter of 2005 was $2.8 million. As a result of the Asset Sale, there were no sales in the first quarter of 2006 and there will be no further sales of SenoScan.

•                  Revenues from our MammoTest breast biopsy products decreased 80.0% or $4.5 million to $1.1 million in the first quarter of 2006 from $5.6 million in the first quarter of 2005. The decrease in MammoTest product revenue is a direct result of the Asset Sale. We expect MammoTest product revenue to increase to approximately $1.7 million in the second quarter of 2006 as we complete the last time purchase order from EES and then discontinue.

•                  The RE&S products revenues increased $0.5 million to $2.8 million in the first quarter of 2006 from $2.3 million in the first quarter of 2005. The sales increase on RE&S products in the first quarter of 2006, as compared to the first quarter of 2005 was primarily due to $1.2 million volume increase in VersaRad x-ray products as a result of the last time buy purchase order from Kodak, offset by volume decreases in EPX/SPX and Bloom of $0.7 million.

Service Revenues

Our service revenues for the quarter ended March 31, 2006 decreased 17.8% to $3.0 million from $3.7 million during the comparable quarter in 2005. The decreases in the three-month period ended March 31, 2006 in relation to the comparable periods in 2005 are primarily due to a reduction of MammoTest and SenoScan units on service contracts in both the U.S. and Europe and a result of cancellation of service contracts in the U.S. as customers purchased service contracts from Kodak. In addition, all disposables and time and material revenue from the Service business was terminated as of January 23, 2006 in the U.S. We expect revenue to decline to near zero since the only remaining service contracts and service revenue will be generated from the RE&S product lines. RE&S service revenue in the quarter ended March 31, 2006 was $267,000.

Cost of Sales—Products

Cost of sales for products in the first quarter of 2006 was $3.8 million or 97.6% of product revenues compared to $8.1 million or 75.5% of product revenues in the first quarter of 2005. The overall increase in cost of product sales, as a percentage of product revenues is primarily due to the recognition of $0.3 million in restructuring expense related to termination and retention arrangements, lower average sales price of the MammoTest product and higher warranty costs due to outsourcing of service.

Cost of Sales—Service

Cost of sales for services for the quarter ended March 31, 2006 decreased 21.2% to $3.5 million from $4.4 million in the quarter ended March 31, 2005. As a percent of service revenues, cost of service sales decreased to 113.8% in the first quarter of 2006 from 118.8% in the first quarter of 2005. Approximately $1.5 million of the decrease in cost of sales is due to reductions in headcount and related employee benefits and reimbursement from Kodak for a portion of service costs offset by $0.7 million in restructuring expense related to termination and retention arrangements. The majority of service employees employment with Fischer was terminated on April 7, 2006 in the U.S. and April 30, 2006 in Europe.

Research and Development Expenses

Research and development expenses decreased to zero in the quarter ended March 31, 2006 from $1.9 million in the quarter ended March 31, 2005. Our efforts prior to the Asset Sale were focused on redesigning older products for improved reliability and serviceability and enhancing the features, functionality and reliability of the SenoScan product.

Selling and Marketing Expenses

Selling and marketing expenses decreased to zero in the quarter ended March 31, 2006 from $2.0 million in the quarter ended March 31, 2005. Effective June 30, 2005 we terminated marketing activity and associated personnel, which resulted in $0.5 of the reduction. Shortly before closing the Asset Sale, all sales personnel were terminated as part of the restructuring plan, which accounts for the remaining reduction.

General and Administrative Expenses

General and administrative expenses increased 8.2% to $2.0 million in the quarter ended March 31, 2006 from $1.8 million in the quarter ended March 31, 2005. During the first quarter of 2006, we recognized $0.2 million in restructuring expense related to termination and retention arrangements. Our spending for legal costs was $0.1 million higher in the first quarter of 2006 as compared to the first quarter of 2005 due in part to the FTC investigation and various outstanding lawsuits. In addition, we experienced $0.1 million higher insurance costs in the quarter due to renewal of our policies in May 2005. The remaining change is due to headcount reductions which occurred in the last half of 2005.

Impairment of Long-Lived Assets

As discussed in Note 4 of the accompanying consolidated financial statements and Critical Accounting Policies, we recognized $0.2 million of impairment of long-lived assets in the quarter ended March 31, 2006.

Interest Expense/Interest Income

Interest expense for the quarter ended March 31, 2006 decreased to $66,000 from $318,000 for the quarter ended March 31, 2005. The interest expense in the first quarter of 2005 was related interest on the secured promissory notes entered into in the first quarter of 2005 with ComVest and amortization of the related debt issue costs. Interest expense in the first quarter of 2006 is related to interest payments made as a result of settling certain state and local sales tax audits.

Other Financing Expense

As discussed in Note 6 of the consolidated financial statements, we were required to recognize the fair value of the warrants as a stock warrant obligation. The amount recognized in the first quarter of 2005 was approximately $2.5 million.

Income Taxes

We estimated that we would not owe taxes for the three-month period ended March 31, 2006 and 2005. Accordingly, no income tax benefit or provision was recorded. This was determined based upon the anticipated 2006 results of operations and an available domestic net operating loss carry-forward of $32.1 million and $0.7 million of foreign net operating loss carry-forwards at December 31, 2005. As of March 31, 2006 we had a 100% valuation allowance against our deferred tax asset that resulted in a net deferred tax asset of $0.

Liquidity and Capital Resources

As of March 31, 2006, we had $1.8 million in unrestricted cash and $2.0 million in working capital compared to $4.5 million in cash and $4.5 million in working capital at December 31, 2005. The $2.5 million net decrease in working capital is mainly caused by operating losses of which $1.2 million is due to restructuring expense recognized during the quarter and the remainder is due to funding operations. During the quarter, we spent $1.0 million in cash to purchase directors and officer liability insurance run-off coverage.

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

We continue to use cash to fund operations. We have taken and will continue to take steps to reduce our operating costs by reducing the number of employees to the minimum number needed to conduct our remaining businesses, terminating certain contracts, and negotiating releases from remaining contractual arrangements. All but four U.S. employees have received notice that their employment with Fischer will terminate between now and May 31, 2006.

Our plans and expectations can be significantly impacted by the following, as well as other factors that may arise:

•                  As discussed further in Note 10 of the accompanying consolidated financial statements, we have pending legal proceedings that could have a material adverse effect on our cash flow if the outcomes are collectively unfavorable.

•                  As discussed further in Note 10 of the accompanying consolidated financial statements, we are unable to predict whether Philips may file a suit or the amount, if any, that may be demanded by Philips, or the expense related to defending any claim. Any payments we make to or in connection with a claim by Philips may materially reduce amounts, if any, that may be available for satisfaction of creditor claims and distribution to our stockholders.

Our efforts to sell the RE&S businesses may be unsuccessful or may not generate significant proceeds or the buyers may not assume service and warranty obligations. We plan to continue to meet our service and warranty obligations until the completion of the sale of the RE&S businesses. If the time necessary to complete the sale extends beyond a reasonable period of time, we may not have sufficient funds to continue these service operations. If the effort to sell the RE&S businesses is unsuccessful, management will seek alternative service providers to provide continuation of service for warranty and service contract obligations. If we are unable to find appropriate alternative service providers, we may not have sufficient funds to reimburse our customers for service and warranty obligations for the RE&S businesses.

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

•                  liquidation of European operations,

•                  the impact of Philips’ actions with respect to the termination of the Philips Agreement, and

•                  the outcome of certain threatened or potential litigation.

Contractual Obligations

Since December 31, 2005, there have not been any significant changes in our contractual obligations except that purchase obligations continue to decline as purchase orders outstanding at December 31, 2005 are completed. New purchase orders are minimal for 2006 due to minimal needs for inventory as a result of utilizing inventory on hand or already ordered at December 31, 2005 to fulfill the last time purchase orders.

Backlog

As of March 31, 2006, we had backlog of $3.7 million compared to a backlog of near zero as of December 31, 2005. The increase in backlog is primarily due to last time purchase orders from Kodak and EES.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We attempt to minimize our exposure to foreign currency and other international business risks by: (1) generally requiring payments in U.S. dollars; (2) using letters of credit; and (3) requiring advance deposits and through other means. We may not successfully minimize associated risks.

We are exposed to foreign currency risks through our subsidiary operations in Switzerland and Germany. At March 31, 2006 we had cash and receivables less than current liabilities causing a working capital deficit of U.S. $0.4 million denominated in Euros. We do not employ any risk mitigation or hedging techniques with respect to amounts exposed to fluctuations in foreign currency exchange rates.

Interest Rate Risk

At March 31, 2006, we had approximately $0.1 million in certificate of deposits and $1.2 million in money market accounts that earn interest at variable interest rates and are therefore subject to interest rate fluctuations. At times, cash balances with our financial institution exceed FDIC insurance limits.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings:

On December 20, 2005, University Health Network (“UHN”) and Mount Sinai Hospital (“Mount Sinai”) filed a Statement of Claim in Ontario, Canada against Fischer and Horizon Medical Services Ltd. (“Horizon”) and asserted claims seeking to recover damages relating to their purchase of two SenoScan units from us. In summary, UHN and Mount Sinai allege, among other things, that the SenoScan units, which were manufactured by us and sold by Horizon, an entity authorized to sell these types of machines in Canada, were defective and did not conform to certain agreed specifications. The suit seeks Canadian $1 million in damages, plus interest, attorneys’ fees and expenses. We have denied the allegations advanced by UHN and Mount Sinai and asserted breach of contract counterclaims against UHN and Mount Sinai for failing to pay approximately Canadian $450,000 in connection with the sale of the two SenoScan units. Also, Horizon has denied the core allegations advanced by UHN and Mount Sinai. Horizon also asserted breach of contract counterclaims against UHN and Mount Sinai for failing to pay amounts due relating to the sale of the two SenoScan units and asserted cross-claims for repayment of attorney fees against us for indemnification based on, among other things, its contention that Horizon acted as our agent in the underlying transaction and we must indemnify its agent under applicable law. We believe the suit and counterclaim are without merit and intends to vigorously defend the case, as well as assert counterclaims against Horizon for nonpayment.

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

Item 1A. Risk Factors

The following risks are no longer considered significant:

•                  We may be unable to fulfill last time purchase orders from Kodak and EES at all or in a timely manner.

•                  Our vendors and suppliers may fail to deliver components for our products.

•                  Regulatory agencies could take adverse action which could have an adverse impact on our ability to continue in operation.

•                  We may be unable to retain key employees.

•                  Failure to collect accounts receivable on a timely basis would materially adversely affect us.

All other risks remain unchanged.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:   Not applicable

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

Date: May 12, 2006	FISCHER IMAGING CORPORATION
/s/ STEVEN DURNIL
Steven Durnil
Chief Executive Officer and President
Date: May 12, 2006
/s/ DAVID KIRWAN
David Kirwan
Chief Financial Officer