Form 10-Q
period 2006-06-30
FISCHER IMAGING CORP
filed 2006-08-22
CIK 750901

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2006

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-19386

FISCHER IMAGING CORPORATION
(Exact name of Registrant as specified in its charter)

DELAWARE	36-2756787
(State of incorporation)	(I.R.S. Employer Identification No.)

370 Interlocken Blvd., Suite 400
Broomfield, Colorado	80021
(Address of principal executive offices)	(Zip Code)

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

Yes ☐   No ☒

The number of shares of Registrant’s Common Stock outstanding as of August 10, 2006 was 9,398,817.

FISCHER IMAGING CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FISCHER IMAGING CORPORATION
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,448	$4,499
Restricted cash	391	—
Accounts receivable, net of allowance for doubtful accounts of $139 and $383 at June 30, 2006 and December 31, 2005, respectively	655	4,026
Inventories, net	447	4,329
Prepaid expenses and other current assets	385	1,305
Total current assets	4,326	14,159
Property and equipment:
Manufacturing equipment	14	331
Office equipment and leasehold improvements	9	208
Total property and equipment	23	539
Less: accumulated depreciation	—	—
Property and equipment, net	23	539
Long-term prepaid insurance,	806	—
Total assets	$5,155	$14,698

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,501	$2,722
Accrued salaries and wages	204	665
Customer deposits	9	1,009
Accrued warranties	311	1,040
Deferred service revenue	20	1,667
Other current liabilities	1,106	2,583
Total current liabilities	3,151	9,686
Commitments and contingencies
Stockholders’ Equity:
Preferred Stock, 5,000,000 shares authorized:
Series C Junior participating preferred stock, $.01 par value, 500,000 shares authorized, no shares issued and outstanding	—	—
Series D Convertible preferred stock, $.01 par value, 506,667 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 25,000,000 shares authorized; 9,398,817 shares issued and outstanding at June 30, 2006 and December 31, 2005	94	94
Paid-in capital	49,455	49,455
Accumulated deficit	(47,545)	(44,240)
Accumulated other comprehensive loss	—	(297)
Total stockholders’ equity	2,004	5,012
Total liabilities and stockholders’ equity	$5,155	$14,698

The accompanying notes are an integral part of these consolidated financial statements.

FISCHER IMAGING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per share data)

(Unaudited)

	Three-months Ended		Six-months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005

Revenues:
Products	$3,904	$7,664	$7,841	$18,408
Services	1,654	3,525	4,703	7,235
Total revenues	5,558	11,189	12,544	25,643
Cost of sales:
Products	3,327	10,438	7,169	18,544
Services	1,618	4,251	5,088	8,657
Total cost of sales	4,945	14,689	12,257	27,201
Gross margin	613	(3,500)	287	(1,558)
Operating expenses:
Research and development	—	2,062	—	4,002
Selling and marketing	—	2,069	—	4,046
General and administrative	945	2,964	2,926	4,795
Impairment of long-lived assets	—	—	230	—
Total operating expenses	945	7,095	3,156	12,843
Loss from operations	(332)	(10,595)	(2,869)	(14,401)
Other income and (expense):
Other financing (expense) income	—	2,520	—	(12)
Interest expense	(3)	(894)	(69)	(1,212)
Interest income	17	4	39	5
Other expense, net	(269)	(142)	(406)	(64)
Net loss	$(587)	$(9,107)	$(3,305)	$(15,684)
Net loss per share:
Basic and diluted	$(0.06)	$(0.97)	$(0.35)	$(1.67)
Weighted average shares used to calculate net (loss) income per share:
Basic and diluted	9,399	9,383	9,399	9,383

The accompanying notes are an integral part of these consolidated financial statements.

FISCHER IMAGING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	Six-months ended
	June 30,	June 30,
	2006	2005
Cash flows from operating activities:
Net (loss)	$(3,305)	$(15,684)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	594
Amortization of debt issue costs	—	760
Bad debt expense	87	300
Loss upon substantially completing liquidation of the European subsidiaries	75	—
Other financing expense	—	12
Other	11	118
Impairment of long-lived assets	230	—
Change in current assets and liabilities
Accounts receivable, net	2,733	(73)
Inventories, net	3,747	5,086
Prepaid expenses and other current assets	66	(236)
Accounts payable	(1,340)	174
Accrued warranties	(562)	(725)
Customer deposits	(263)	(70)
Deferred service revenue	(1,111)	558
Other	(2,076)	132
Net cash used in operating activities	(1,708)	(9,054)

Cash flows (used in) provided by investing activities:
Funding of Fischer Imaging Employee Trust	(600)	—
Payments made from Fischer Imaging Employee Trust	214	—
Proceeds from sale of property and equipment	251	—
Europe cash on hand at time of substantially completing liquidation of the European subsidiaries	(197)	—
Redemption of certificate of deposit (restricted cash)	—	514
Purchases of property and equipment	—	(454)
Net cash (used in) provided by investing activities	(332)	60

Cash flows provided by financing activities:
Proceeds from sale of common stock	—	55
Proceeds from senior secured promissory notes	—	7,000
Proceeds from junior secured promissory note	—	5,000
Payment of debt issue costs	—	(471)
Proceeds from line of credit	—	3,311
Repayments on line of credit	—	(4,765)
Payment on leases	—	(224)
Net cash provided by financing activities	—	9,906

Effect of exchange rate changes on cash	(11)	(28)

Net decrease in cash and cash equivalents	(2,051)	884
Cash and cash equivalents, beginning of period	4,499	1,939
Cash and cash equivalents, end of period	$2,448	$2,823

Supplemental Cash Flow Information:
Non-cash change in stock warrant obligation	—	(1,800)
Non-cash increase in debt issue costs	—	1,788

The accompanying notes are an integral part of these consolidated financial statements.

FISCHER IMAGING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX-MONTHS ENDED June 30, 2006

(UNAUDITED)

(1)   GENERAL

Organization

Fischer Imaging Corporation, together with its wholly owned subsidiaries (“Fischer” or the “Company”), services and sells products that meet selected needs of the broader radiology, electrophysiology and surgical markets.  The Company’s primary focus prior to the consummation of the Hologic transaction on September 29, 2005 (as discussed below) was designing, manufacturing and selling mammography and digital imaging products and using its digital imaging technology in screening and diagnostic mammograms and minimally invasive breast biopsy to aid in the early identification of breast cancer. Prior to the Kodak arrangement (as discussed below) Fischer also serviced mammography and digital imaging products used in the diagnosis of breast cancer and other diseases.

In December 2005, the Board of Directors approved the liquidation and wind-up of Fischer’s European subsidiaries.  Europe started the liquidation process on May 4, 2006 and a liquidator was designated.  As a result, Fischer no longer has control of its European subsidiaries.   Prior to May 4, 2006, the consolidated financial statements include the accounts of Fischer Imaging Corporation and all subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.  As a result of deconsolidating the subsidiaries, management recognized approximately $75,000 of losses in the accompanying consolidated statement of operations.

Hologic Transaction and Plan of Liquidation

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

Service business.  On January 23, 2006, Fischer entered into an Intellectual Property License Agreement and Services Agreement (together, the “Kodak Agreements”) with Eastman Kodak Company (“Kodak”).  The Kodak Agreements allow Kodak to act as an authorized service provider and provide service and support to the world-wide, excluding Mexico, installed base of Fischer’s mammography products.  The Kodak Agreements have reduced Fischer’s obligations and costs with respect to the Service business.  All Fischer mammography service contracts were cancelled by April 21, 2006 in the U.S. and by May 8, 2006 in Europe. All disposables revenue and time and material revenue from the Service business ended as of January 23, 2006 in the U.S.  Fischer incurred $135,000 of expense related to payments made to Kodak during the six-months ended June 30, 2006.  Services cost of sales has been reduced due to reimbursement from Kodak of approximately $350,000 during the six-months ended June 30, 2006.

Contractual obligation to EES.  On March 9, 2006, Fischer entered into an amendment (the “EES Amendment”) to the Distributor Agreement, dated December 9, 1998, as amended (the “Distributor Agreement”) between EES and Fischer.  EES placed a binding order with Fischer for 20 MammoTest tables (collectively, the “Tables”), which were shipped to various locations in Europe during the six-months ended June 30, 2006.  After completion of the Tables, the Distributor Agreement and EES Amendment terminated and no further MammoTest tables will be sold.

Contractual obligation to Philips.  The status of the Master Purchasing Agreement (“Philips Agreement”) between Fischer and Philips is still unresolved as discussed further in Note 10.  As a result, management believes no revenues will be generated from this contract.

RE&S business.  The RE&S business includes three product lines (collectively the “Product Lines”):

(1)  The VersaRad-A and VersaRad-D systems designed for general purpose radiographic imaging (“VersaRad Line”).  Substantially all of the sales of this product are sold to Kodak under an OEM Agreement.  Fischer received a significant last time purchase order from Kodak in February 2006, which was completed in May 2006.  Therefore, management expects that no further VersaRad units will be sold.

(2)  The EPX-60 Single Plane EP Imaging System and the SPX Surgical Imaging System (“EPX/SPX Line”).  Management expects that no further EPX/SPX units will be sold due to the departure of sales personnel.

(3)  The Bloom Electrophysiology Stimulator (“Bloom Line”).  Sales of this product have been declining and backlog is currently minimal.

In order to ensure Fischer could continue to meet its warranty and service obligations and to maximize the value of the RE&S business, the Board approved signing a Manufacturing Services Agreement (“Byers Agreement”) with Byers Peak, Inc. (“Byers”) effective July 5, 2006.  The Byers Agreement terminates upon certain conditions or immediately upon the closing of a sale of the RE&S business.  Management estimates costs under this contract will not be more than $5,000 per month.

Sale of RE&S Business.  On March 15, 2006, Fischer started an auction process to sell its RE&S business.  Fischer signed an asset purchase agreement (“RE&S Agreement”) with Byers Peak, Inc. (“Byers”) on August 21, 2006.  The assets to be sold are all of Fischer’s right, title and interest in and to the VersaRad Line, the EPX/SPX Line and the Bloom Line including some related equipment, inventory (excluding Bloom finished goods inventory), general intangibles and intellectual property necessary to design, manufacture, market, sell, distribute, support and repair the Product Lines (“RE&S Assets”).  Under the RE&S Agreement, Byers agreed, subject to the fulfillment of certain conditions, to purchase the RE&S Assets, and assume service contract and warranty repair obligations, for a minimum purchase price of $260,000 to be paid over a period ending no later than one year from the date of closing of the transaction (“Closing”).  In addition, Byers agreed to pay Fischer up to another $80,000 depending on the number of Bloom units sold by Byers during the year after the Closing.

If the RE&S Agreement is not closed, the Company may be left with continuing obligations in connection with RE&S related service and warranty obligations.  The Company will seek alternative service providers to provide continuation of service for these obligations in such circumstances.

Liquidation Plan and Bankruptcy.  Under Delaware law, any sale of all or substantially all of Fischer’s assets requires approval by Fischer’s stockholders.  The Board has determined that the sale of the assets related to the RE&S Agreement is considered a sale of all or substantially all of Fischer’s remaining assets.  In order to avoid the expense and time delay involved in securing stockholder approval and in light of Fischer’s deteriorating financial position, the Board elected to file a petition under Chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Colorado, and such petition was filed on August 22, 2006. Fischer will immediately move to have the sale under the RE&S Agreement approved pursuant to §363(b) and (f) of the Bankruptcy Code.  Management expects it could be up to two months before the Closing is complete.

 The Board of Directors intends to either file a liquidating plan of reorganization (“Liquidation Plan”) or convert the Chapter 11 case to a liquidating case under Chapter 7 of the Bankruptcy Code after the closing of the RE&S Agreement.  If a Liquidation Plan is filed, the Liquidation Plan must be approved by creditors, interest holders and the Bankruptcy Court after notice and a hearing.  It is contemplated that the Liquidation Plan will provide for the liquidation or sale of all of Fischer’s assets and the distribution of the proceeds pursuant to the priority scheme allowed under the Bankruptcy Code.  It is anticipated that in either a Chapter 11 or Chapter 7 liquidation, the liquidation process would occur over a one to two year period. Management is unable to predict whether any amounts will be available for distribution to stockholders.

Basis of Presentation

In management’s opinion, the accompanying unaudited consolidated balance sheets, statements of operations and statements of cash flows contain all adjustments necessary to present fairly in all material respects the financial position of the Company at June 30, 2006, its results of operations for the three-months and six-months ended June 30, 2006 and 2005 and its cash flows for the six-months ended June 30, 2006 and 2005.  Results of operations and cash flows for the interim periods may not be indicative of the results of operations and cash flows for the full fiscal year.

Prior year amounts have been reclassified to conform to the current year’s presentation.

The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

As a result of filing a petition under Chapter 11 of title 11 of the Bankruptcy Code, the basis of accounting will change from the going concern basis to that of the liquidation basis of accounting on August 22, 2006. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their estimated settlement amounts, which estimates will be periodically reviewed and adjusted as appropriate. The valuation of assets at their net realizable value and liabilities at their anticipated settlement amounts represent estimates, based on present facts and circumstances, of the net realizable value of assets and the costs associated with carrying out the Liquidation Plan and dissolution based on certain assumptions.  Other than the write-down of approximately $1.0 million of prepaid insurance, management currently estimates there would be no further material adjustments needed under the liquidation basis.

Stock Based Compensation

During the three-months ended March 31, 2006, the Company adopted the provisions of and began accounting for stock-based compensation in accordance with, the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), “Share—Based Payment” which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock—Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.”  Under the fair value recognition provisions of this statement, stock—based compensation cost is measured at the option grant date based on the fair value of the award and is recognized as an expense on a straight—line basis over the requisite service period, which is the vesting period where applicable or in the case of option grants that vest immediately, over the appropriate period prior to the grant date.  The Company elected the modified—prospective method, under which prior periods are not revised for comparative purposes.  The valuation provisions of SFAS 123R apply to new option grants and to option grants that were outstanding as of January 1, 2006 and subsequently modified.  Estimated compensation cost for option grants that were outstanding as of the effective date and are not expected to be forfeited will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures.

The adoption of SFAS 123R had no impact on the consolidated financial position, results of operations and cash flows.  As a result of a reduction in work force, unvested options outstanding as of December 31, 2005 are not expected to vest.  The 2004 Equity Incentive Plan allows for automatic annual grants upon each year of director’s service of 10,000 per director on January 1.  The compensation expense related to this annual grant is recognized over the prior year of service.  No further grants under the Company’s stock option plans are expected.

The following table sets forth the pro forma amounts of net income and net income per share, for the three and six-months ended June 30, 2005, that would have resulted if Fischer had accounted for the option grants under employee stock plans under the fair value recognition provisions of SFAS 123 (in thousands, except per share amounts).

	Three-months ended	Six-months ended
	June 30, 2005	June 30, 2005

Net loss as reported	$(9,107)	$(15,684)
Fair value-based compensation cost, net of tax	(136)	(211)
Pro forma net loss	$(9,243)	$(15,895)

Basic and diluted loss per share:
As reported	$(0.97)	$(1.67)
Pro forma	$(0.99)	$(1.69)

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

(3)   INVENTORIES

The Company values inventory at the lower of cost or market using the first-in, first-out (FIFO) method. The Company assesses the recoverability of inventory based on obsolescence or overstocked inventory equal to the difference between the cost of inventory and the estimated market value based upon historical experience and assumptions about future demand and changes in market conditions. In addition, the Company included estimates of the market for its remaining inventory for the RE&S business based upon the value under the RE&S Agreement.  These assessments require judgments and estimates, and valuation adjustments for excess and obsolete inventory may be recorded based on these periodic assessments.

Inventories consisted of the following components (in thousands):

	June 30,	December 31,
	2006	2005
Raw materials	$929	$5,120
Work in process and finished goods	1,430	6,340
Reserve for excess and obsolete inventories	(1,912)	(7,131)
Inventories, net	$447	$4,329

The following provides an explanation of the change in the reserve for excess and obsolete inventories:

Balance at beginning of year	$7,131
Reversal of provision due to results of actual sales	(326)
Removal of Europe balances at time of liquidation	(500)
Write-offs charged to reserve	(4,393)
Balance at June 30, 2006	$1,912

(4)    IMPAIRMENT OF LONG-LIVED ASSETS

The Company’s policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets, of certain identifiable intangibles and of goodwill when certain events have taken place that indicate that the remaining balance may not be recoverable.  Fischer evaluates the carrying value of its property and equipment at the consolidated level since the Company believes that is the lowest identifiable level of cash flows for these assets.  Management completed a recoverability test as of March 31, 2006.

Since the future estimated cash inflows were estimated to be near zero, the carrying amounts of the assets exceeded the estimated undiscounted cash flows.  Management estimated the fair value of the assets by reviewing the value of the remaining businesses and other long-lived assets and determined an impairment had occurred.  Fair value of the long-lived assets was determined through inquiry of advisors and comparison to other sales of fixed assets.  Therefore, an impairment of long-lived assets of $0.2 million was recognized during the three-months ended March 31, 2006, leaving approximately $227,000 net book value as of March 31, 2006 in the United States.

During the three-months ended June 30, 2006, the Board authorized and completed the sale of the majority of the remaining fixed assets in the United States.  As a result, cash proceeds of approximately $214,000 were generated during the three-months ended June 30, 2006.

(5)    RESTRUCTURING EXPENSE

The Company entered into termination and retention arrangements from June 2005 through March 2006 with approximately 102 employees in the U.S. and Europe.  All areas of the Company were impacted.   Retention payments under these agreements earned over the period July 1, 2005 through December 31, 2005 were $0.7 million, of which $0.3 million were paid in January 2006 and the remainder was paid in July 2006.  Retention payments under these agreements earned over the period January 1, 2006 through June 30, 2006 are were $0.4 million and were paid in July 2006.  Termination payments, earned upon involuntary termination, are estimated to be $1.4 million.  Retention payments were recognized as expense over the period earned, and termination payments were expensed over the period beginning with the date of signing agreements through the earlier of the communicated involuntary termination dates or October 31, 2006.

The Company recognized additional restructuring expense in the amount of $0.3 million and $1.5 million related to these arrangements during the three-months and six-months ended June 30, 2006, respectively.  The majority of restructuring expense was recognized in the consolidated statements of operations as products cost of sales for the three-months ended June 30, 2006.  Restructuring expense was recognized in the consolidated statements of operations as $0.6 million in products cost of sales, $0.7 million in services cost of sales and $0.2 million in general and administrative expense for the six-months ended June 30, 2006.  Management estimates its remaining future restructuring expense under these plans will be less than $0.1 million to be recognized during the remainder of 2006.

A portion of the payments to be made under the termination and retention arrangements will be paid from the irrevocable Fischer Imaging Employee Trust (the “Trust”).  During the three-months ended June 30, 2006, the Trust paid $214,000 of amounts due under the termination and retention arrangements.  This Trust was established in 2006 for the specific purpose of paying amounts owed under termination and retention arrangements or general wages to employees. The Trust was funded by the Company on January 2, 2006 with $600,000 of cash as authorized by the Board of Directors.

The following is a roll forward of the restructuring accrual (in thousands):

Balance at December 31, 2005	$539
Expense	1,487
Removal of unpaid Europe balances at time of liquidation	(44)
Payments	(1,647)
Balance at June 30, 2006	$335

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

On March 29, 2005 the Company amended the Purchase Agreement and ComVest provided $2.0 million in funding under a secondary note (the “Secondary Note”), bringing Fischer’s total borrowing from ComVest to $7.0 million (the “Notes”).  Also in connection with the funding of the Secondary Note, the Company agreed to amend the Warrant to provide ComVest with a put option, exercisable at $0.90 per warrant share, upon the occurrence of certain trigger events.

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

As of February 22, 2005 and March 31, 2005, the stock warrant obligation fair value was estimated to be $2.9 million and $4.3 million, respectively.  As required per APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” the issuance proceeds were allocated between the amount applicable to the debt and the amount applicable to the warrant based upon relative fair values of the debt and the warrants at issuance date.  As a result, Fischer increased “Debt issue costs” by $1.8 million.  The difference of $2.5 million between the estimated fair value at March 31, 2005 of $4.3 million and the fair value as of June 30, 2005 of $1.8 million was recognized as non-cash “Other Financing Income” in the consolidated income statements for the three-months ended June 30, 2005.

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

For the three and six-months ended June 30, 2006 and 2005, 513,250 and 1,194,000, respectively, of options to purchase shares of common stock were outstanding but not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

(8)   COMPREHENSIVE LOSS

Comprehensive loss is defined as the change in equity of an enterprise other than the change resulting from investments by, or distributions to, its owners. For the Company, comprehensive loss includes only net loss and foreign currency translation adjustments as follows (in thousands):

	Three-months Ended		Six-months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Net loss	$(587)	$(9,107)	$(3,305)	(15,684)
Foreign currency translation adjustments	303	(45)	297	(28)
Comprehensive loss	$(284)	$(9,152)	$(3,008)	(15,712)

(9)   SEGMENT AND CUSTOMER INFORMATION

The Company has historically operated in a single industry segment: the design, manufacture and marketing of specialty digital imaging systems and other medical devices primarily used in screening, diagnostic and interventional procedures, and the provision of service to its installed base. The Company manufactured its products in the United States and distributed them

in the United States, Europe and elsewhere.   The Company’s chief operating decision maker historically used consolidated results to make operating and strategic decisions.

Internationally, the Company marketed and supported its products primarily through its subsidiaries and various dealers.  Revenues are attributed to geographic areas based on the location of the customer.  International long-lived assets were located in Switzerland.  The following table represents a summary of revenues and long-lived assets (in thousands):

	Three-months Ended		Six-months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Revenues:
United States	$3,076	$9,020	$8,418	$21,863
Other International	2,482	2,169	4,126	3,780
Total	$5,558	$11,189	$12,544	$25,643

	As of
	June 30,	December 31,
	2006	2005

Long-lived assets, net:
United States	$23	$469
International	—	70
Total	$23	$539

The Company’s revenues have generally been concentrated among customers in the healthcare industry and consist of healthcare organizations, government facilities and dealers. The Company establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Accounts receivable are generally unsecured.

Customers representing greater than 10% of the Company’s revenue during any of the reporting periods:

	Three-months Ended		Six-months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Ethicon-Endo Surgery, Inc	47.6%	15.4%	42.6%	11.4%
Eastman Kodak Company	32.8%	7.1%	22.5%	7.8%

Revenue grouped by similar products and services (in thousands):

	Three-months Ended		Six-months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Product Revenue:
Digital Mammography	$320	$1,156	$320	$3,940
Stereotactic Breast Biopsy	1,554	5,059	2,681	10,701
RE&S Products	2,030	1,449	4,840	3,767
Service Revenue	1,654	3,525	4,703	7,235
Total	$5,558	$11,189	$12,544	$25,643

(10)   COMMITMENTS AND CONTINGENCIES

Litigation

On December 20, 2005, University Health Network (“UHN”) and Mount Sinai Hospital (“Mount Sinai”) filed a Statement of Claim in Ontario Canada against Fischer and Horizon Medical Services Ltd. (“Horizon”) and asserted claims seeking to recover damages relating to their purchase of two SenoScan units from Fischer.  In summary, UHN and Mount Sinai alleged, among other things, that the SenoScan units, which were manufactured by Fischer and sold by Horizon, an entity authorized to sell these types of machines in Canada, were defective and did not conform to certain agreed specifications.  The suit was settled out of court in July 2006 for an amount immaterial to Fischer’s financial condition and cash flow.

On December 21, 2005, Fischer filed a complaint and jury demand against Cedara Software Corporation (“Cedara”) seeking damages arising from Cedara’s breach of a contract to sell software applications products.  Cedara answered the complaint on January 30, 2006 and filed a counterclaim for unpaid invoices and other relief.  The suit was settled out of court in July 2006 for an amount immaterial to Fischer’s financial condition and cash flow.

Federal Trade Commission

Fischer received in October 2005 a request from the Federal Trade FTC (“FTC”) asking that Fischer voluntarily produce certain information and material to the FTC in connection with the Asset Sale.  On January 31, 2006, Fischer received additional information requests from the FTC in the form of a Subpoena Duces Tecum and Civil Investigative Demand as part of this ongoing investigation.  Fischer responded to the FTC requests.  On July 7, 2006 the FTC announced its decision to challenge, and the entry into a consent agreement with respect to Hologic’s 2005 purchase of the MammoTest prone stereotactic breast biopsy systems (“SBBS”) from Fischer. In its complaint, the FTC alleged that Hologic’s acquisition of the SBBS harmed American consumers by eliminating Hologic’s only significant competitor for the sale of SBBSs in the United States. According to the FTC’s announcement, under the consent agreement, Hologic is required and has agreed to sell to Siemens AG the prone SBBS assets Hologic acquired from Fischer.

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

In 2006, the FDA has indicated that the 5.2.X versions of the software currently running on Fischer’s SenoScan systems should be recalled for a known archiving issue.  After consultation with the Company’s Notified Body, it was determined that this issue and its correction did not meet the criteria for a recall in the EU.  Fischer has recently developed and released to the general market a version 5.2.2 software release to correct the known archiving issue as well as increase functions for servicing the SenoScan unit.  Fischer submitted an initial recall plan to the FDA that indicated the target completion date of the software upgrades to be June 30, 2006 in the U.S.  Due to scheduling conflicts with customers to complete the action required to install the new software version, a revised plan has been submitted with a target completion date of December 31, 2006.  Management estimates that the costs related to this recall will be minimal.

Philips

Fischer received notification on September 2, 2005 by Philips that it had ceased sales activities with respect to the SenoScan product and that it intended to terminate the Philips Agreement should the Asset Sale be approved by the Company’s stockholders and consummated. Fischer met with Philips in November 2005 to communicate that Fischer had retained the right perform its obligations under the Philips Agreement but that, absent additional funding from Philips, it did not have the financial ability to perform the Philips Agreement.  Philips subsequently offered to settle the matter without litigation. However, in view of the financial settlement proposed by Philips, Fischer declined Philips’ offer of settlement and referred Philips to the dispute resolution provisions of the Philips Agreement.  Fischer is unable to predict whether Philips may file a suit or the amount, if any, that may be demanded by Philips, or the expense related to defending any claim.  Fischer has recognized a liability for a customer deposit made by Philips in advance of shipping the SenoScan product in the amount of $0.3 million.  Any payments made by Fischer to or in connection with a claim by Philips may materially reduce amounts, if any, that may be available for satisfaction of creditor claims and distribution to Fischer’s stockholders.

Contingent Claims

 On June 7, 2005, the Securities and Exchange Commission (“SEC”) filed a complaint in the United States District Court for the District of Colorado (“SEC Lawsuit”) and asserted claims for various violations of the Securities Acts, including fraud, falsified books and records, deceit of auditors and false SEC filings against the following former officers and directors of the Company:  Louis Rivelli, Rodney Johnson, Stephen Burke, Teresa Ayers, Craig Stevenson and Robert Hoffman (together, “Defendants”).  Some or all of the Defendants have notified the Company of potential claims or may assert claims for advancement and/or indemnification relating to, without limitation: attorneys’ fees and costs (if any) incurred in the defense of the SEC Lawsuit that have not been or will not be reimbursed pursuant to insurance policies; any settlement of the claims asserted in the Lawsuit; or any judgment obtained in the SEC Lawsuit.  The amount of such potential liabilities cannot be estimated at this time and could have a material impact on the creditors and/or stockholders.

In addition, additional unknown or contingent claims could arise.  If the amount of such claims are greater than management’s estimates, liabilities that have already been paid or settled could be unwound.  This could result in additional expenses not currently recorded.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Language

This report contains forward-looking information that involves risk and uncertainties, including statements regarding our plans, objectives, expectations, and intentions.  Such statements include, without limitation:

•                  statements regarding various estimates we have made in preparing our financial statements;

•                  our intent and ability to satisfy RE&S service and warranty obligations pending completion of the sale of RE&S Assets;

•                  the anticipated time it will take to close the RE&S Agreement;

•                  our actions with respect to the sale of the RE&S business and Product Lines;

•                  our plans with respect to a Liquidation Plan or conversion of the Chapter 11 filing to Chapter 7;

•                  the anticipated time it will take to complete the liquidation process;

•                  our ability to locate an alternative service provider for RE&S service and warranty obligations if the RE&S business is not sold in its entirety;

•                  costs under the Byers Agreement;

•                  potential litigation or demand from Philips, including the effect of any payments to Philips and the expense of defending any claim on potential distributions to stockholders and creditors;

•                  the likelihood that additional claims of which management is not aware may arise;

•                  our ability to make distributions to stockholders; and

•                  statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

These forward-looking statements are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those anticipated.  Factors that could cause actual results to materially differ include, without limitation, our intent and ability to satisfy RE&S service and warranty obligations pending completion of the sale of RE&S Assets; the anticipated time it will take to close the RE&S Agreement; our plans with respect to a Liquidation Plan or conversion of the Chapter 11 filing to Chapter 7; the anticipated time it will take to complete the liquidation process, the likelihood that additional claims of which management is not aware may arise, adverse actions taken by regulatory agencies, potential product defects or related performance resulting in product recalls and significant liability and legal costs; our ability to close the RE&S Agreement, and our ability to make distributions to stockholders.  Other factors that could adversely affect our business are described in our Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2005 as revised by Part II, Item 1A Risk Factors of this Form 10-Q.  Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any such statement is based.

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

Our policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets when certain events have taken place that indicate that the remaining balance may not be recoverable.  We evaluate the carrying value of our property and equipment at the consolidated level since we believe that is the lowest identifiable level of cash flows for these assets.  As a result of further declines in the stock price and a decision to liquidate the remaining long-lived assets in our building, management determined a recoverability test should be completed as of March 31, 2006

Since the future estimated cash outflows are currently estimated to be near zero, the carrying amounts of the assets exceeded the estimated undiscounted cash flows.  Management estimated the fair value of the assets by reviewing the value of the remaining businesses and other long-lived assets and determined an impairment had occurred.  Fair value of the long-lived assets was determined through inquiry of advisors and comparison to other sales of fixed assets.  Therefore, an impairment of long-lived assets of $0.2 million was recognized during the three-months ended March 31, 2006.

Overview

Prior to signing the Kodak Agreements on January 23, 2006, we serviced mammography and digital imaging products used in the diagnosis of breast cancer and other diseases as discussed in Note 1 of the accompanying consolidated financial statements. Our primary focus prior to the consummation of the Hologic Asset Sale on September 29, 2005 (as discussed below) was designing, manufacturing and selling mammography and digital imaging products and using our digital imaging technology in screening and diagnostic mammograms and minimally invasive breast biopsy to aid in the early identification of breast cancer. We continue to service and sell products that meet selected needs of the broader radiology, electrophysiology and surgical markets.

In September 2005, we consummated the sale (the “Asset Sale”) of all of our intellectual property rights related to our mammography business and products, including rights to our SenoScan digital mammography and MammoTest stereotactic breast biopsy systems to Hologic, Inc. (“Hologic”).  Under the Asset Sale Agreement, Hologic granted us a non-exclusive limited license to use certain Mammography Assets necessary for us to continue our Service business; to fulfill contractual obligations to provide MammoTest and SenoScan systems to EES and Philips, respectively; and to carry out certain activities with respect to our RE&S business.  As of May 31, 2006, no further revenue will be generated from the intellectual property sold to Hologic.

As a result, service and product revenues have significantly declined from the prior year.

Sale of RE&S Business.  As discussed further in Note 1 of the accompanying consolidated financial statements, on March 15, 2006, we started an auction process to sell the RE&S business. We signed the RE&S Agreement with Byers on August 21, 2006.  The assets to be sold are all of Fischer’s right, title and interest in and to the VersaRad Line, the EPX/SPX Line and the Bloom Line including some related equipment, inventory (excluding Bloom finished goods inventory), general intangibles and intellectual property necessary to design, manufacture, market, sell, distribute, support and repair the Product Lines (“RE&S Assets”).  Under the RE&S Agreement, Byers agreed, subject to the fulfillment of certain conditions, to purchase the RE&S Assets, and assume service contract and warranty repair obligations, for a minimum purchase price of $260,000 to be paid over a period ending no later than one year from the date of closing of the transaction (“Closing”).  In addition, Byers agreed to pay Fischer up to another $80,000 depending on the number of Bloom units sold by Byers during the year after the Closing.

Liquidation Plan and Bankruptcy.  Under Delaware law, any sale of all or substantially all of our assets requires approval by our stockholders.  The Board has determined that the sale of the assets related to the RE&S Agreement is considered a sale of all or substantially all of our remaining assets.  In order to prevent the expense and time delay involved in securing stockholder approval and in light of our financial condition, the Board elected to file a petition under Chapter 11 of title 11 of the Bankruptcy Code and such petition was filed on August 22, 2006 in the United States Bankruptcy Court for the District of Colorado.  We will immediately move to have the RE&S Agreement approved pursuant to §363(b) and (f) of the Bankruptcy Code.  We expect it could be up to two months before the Closing is complete.

The factors listed above, among others, raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements presented in this Form 10-Q, and the accompanying discussion, do not include any adjustments that might result from the outcome of this uncertainty.  As a result of filing a petition under Chapter 11 of title 11 of the Bankruptcy Code, our basis of accounting will change from the going concern basis to that of the liquidation basis of accounting on August 22, 2006. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their estimated settlement amounts, which estimates will be periodically reviewed and adjusted as appropriate. The valuation of assets at their net realizable value and liabilities at their anticipated settlement amounts represent estimates, based on present facts and circumstances, of the net realizable value of assets and the costs associated with carrying out the Liquidation Plan and dissolution based on certain assumptions.  Other than the write-down of approximately $1.0 million of prepaid insurance, management currently estimates there would be no further material adjustments needed under the liquidation basis.

Results of Operations

The following table sets forth the percentage of revenues represented by certain data included in our statements of operations for the periods indicated:

	Three-months Ended		Six-months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Revenues:
Product revenues	70.2%	68.5%	62.5%	71.8%
Service revenues	29.8	31.5	37.5	28.2
Total revenues	100.0	100.0	100.0	100.0
Cost of sales:
Products	59.9	93.3	57.1	72.4
Services	29.1	38.0	40.6	33.7
Research and development	—	18.4	—	15.6
Selling and marketing	—	18.5	—	15.8
General and administrative	17.0	26.5	23.3	18.7
Impairment of long-lived assets	—	—	1.8	—
Loss from operations	(6.0)	(94.7)	(22.8)	(56.2)
Other income (expense), net	(4.6)	13.3	(3.5)	(5.0)
Net (loss) income	(10.6)%	(81.4)%	(26.3)%	(61.2)%

Product Revenues

Total revenues decreased 50.3% to $5.6 million for the three-months ended June 30, 2006 from $11.2 million for the three-months ended June 30, 2005.  Product revenues decreased 49.1% to $3.9 million in the three-months ended June 30, 2006 from $7.7 million in the three-months ended June 30, 2005.

•                  SenoScan digital mammography product revenue during the three-months ended June 30, 2005 was $1.2 million.  As a result of the Asset Sale, there was only one sale of $0.3 million in the three-months ended June 30, 2006 and there will be no further sales of SenoScan.

•                  Revenues from our MammoTest breast biopsy products decreased 69.3% or $3.5 million to $1.6 million in the three-months ended June 30, 2006 from $5.1 million in the three-months ended June 30, 2005. The decrease in MammoTest product revenue is a direct result of the Asset Sale and a slight decrease in average sales price as we completed the last time purchase order from EES at prices lower than prior year.  There will be no further sales of MammoTest.

•                  The RE&S products revenues increased $0.6 million to $2.0 million in the three-months ended June 30, 2006 from $1.4 million in the three-months ended June 30, 2005.  The sales increase on RE&S products in the three-months ended June 30, 2006, as compared to the three-months ended June 30, 2005 was primarily due to $1.2 million volume increase in VersaRad x-ray products as a result of the last time buy purchase order from Kodak, offset by volume decreases in EPX/SPX and Bloom of $0.6 million.  Upon closing the RE&S Agreement, there will be no further sales of any of these products.

Total revenues decreased 51.1% to $12.5 million for the six-months ended June 30, 2006 from $25.6 million for the six-months ended June 30, 2005.  Product revenues decreased 57.4% to $7.8 million in the six-months ended June 30, 2006 from $18.4 million in the six-months ended June 30, 2005.

•                  SenoScan digital mammography product revenue during the six-months ended June 30, 2005 was $3.9 million.  As a result of the Asset Sale, there was only one sale of $0.3 million in the six-months ended June 30, 2006 and there will be no further sales of SenoScan.

•                  Revenues from our MammoTest breast biopsy products decreased 74.9% or $8.0 million to $2.7 million in the six-months ended June 30, 2006 from $10.7 million in the six-months ended June 30, 2005. The decrease in MammoTest product revenue is a direct result of the Asset Sale and a slight decrease in average sales price as we completed the last time purchase order from EES at prices lower than prior year.  There will be no further sales of MammoTest.

•                  The RE&S products revenues increased $1.1 million to $4.8 million in the six-months ended June 30, 2006 from $3.8 million in the six-months ended June 30, 2005.  The sales increase on RE&S products in the six-months ended June 30, 2006, as compared to the six-months ended June 30, 2005 was primarily due to $2.5 million volume increase in VersaRad x-ray products as a result of the last time buy purchase order from Kodak, offset by volume decreases in EPX/SPX and Bloom of $1.3 million.  Upon closing the RE&S Agreement, there will be no further sales of any of these products.

Service Revenues

Our service revenues for the three-months ended June 30, 2006 decreased 53.1% to $1.7 million from $3.5 million during the three-months ended June 30, 2005. The decreases in the three-month period ended June 30, 2006 in relation to the comparable periods in 2005 are primarily due to a reduction of MammoTest and SenoScan units on service contracts in both the U.S. and Europe, the result of cancellation of service contracts in the U.S. as customers purchased service contracts from Kodak and the lack of revenue from Europe for two-thirds of the quarter due to the substantial completion of the liquidation of our European subsidiaries.  In addition, all disposables revenue and time and material revenue from the Service business ceased as of January 23, 2006 in the U.S.  We expect revenue to decline to near zero since the only remaining service contracts and service revenue will be generated from the RE&S product lines.  RE&S service revenue in the three-months ended June 30, 2006 was approximately $250,000.  Upon closing the RE&S Agreement, there will be no further revenue from RE&S service contracts.

Our service revenues for the six-months ended June 30, 2006 decreased 35.0% to $4.7 million from $7.2 million during the comparable period in 2005. The decreases in the six-month period ended June 30, 2006 in relation to the comparable periods in 2005 are primarily due to a reduction of MammoTest and SenoScan units on service contracts in both the U.S. and Europe and a result of cancellation of service contracts in the U.S. as customers purchased service contracts from Kodak.  In addition, all disposables revenue and time and material revenue from the Service business was ended as of January 23, 2006 in the U.S.  We expect revenue to decline to near zero since the only remaining service contracts and service revenue will be generated from the RE&S product lines.  RE&S service revenue in the six-months ended June 30, 2006 was approximately $517,000.  Upon closing the RE&S Agreement, there will be no further revenue from RE&S service contracts.

Cost of Sales—Products

Cost of sales for products in the three-months ended June 30, 2006 was $3.3 million, or 85.2% of product revenues, compared to $10.4 million, or 136.2% of product revenues, in the three-months ended June 30, 2005. Cost of sales for products in the three-months ended June 30, 2006 includes $0.3 million in restructuring expense related to termination and retention arrangements, a reversal of excess and obsolete inventory reserves of approximately $0.3 million as a result of higher than expected revenues and reversals of certain accruals for customer commitments of $0.4 million.  The cost of sales for products in the three-months ended June 30, 2006 excluding these items would have been $3.8 million, or 98.3% of product revenues.  The reserve for excess and obsolete inventories increased by $4.2 million in the three-months ended June 30, 2005.  In addition, cost of sales included $0.6 million in the three-months ended June 30, 2005 for purchase commitments that management estimated it was contractually liable to pay related to excess inventories.  The cost of sales for products in the three-months ended June 30, 2005 excluding the charges related to these reserves would have been $5.7 million, or 74.4% of product revenues.  The overall remaining increase in cost of product sales as a percentage of product revenues is primarily due to lower than average sales price of the MammoTest product and higher warranty costs due to outsourcing of service.

Cost of sales for products in the six-months ended June 30, 2006 was $7.2 million, or 91.4% of product revenues compared to $18.5 million, or 100.7% of product revenues, in the six-months ended June 30, 2005. Cost of sales for products in the six-months ended June 30, 2006 includes $0.6 million in restructuring expense related to termination and retention arrangements, a reversal of excess and obsolete inventory reserves of approximately $0.3 million as a result of higher than expected revenues and reversals of certain accruals for customer commitments of $0.4 million.  The cost of sales for products in the six-months ended June 30, 2006 excluding these items would have been $7.3 million or 93.6% of product revenues.  The reserve for excess and obsolete inventories increased by $4.2 million in the six-months ended June 30, 2005.  In addition, cost of sales included $0.6 million in the six-months ended June 30, 2005 for purchase commitments that management estimated it was contractually liable to pay related to excess inventories.  The cost of sales for products in the six-months ended June 30, 2005 excluding the charges related to these reserves would have been $13.9 million, or 75.6% of product revenues.  The overall remaining increase in cost of product sales as a percentage of product revenues is primarily due to lower than average sales price of the MammoTest product and higher warranty costs due to outsourcing of service.

Cost of Sales—Service

Cost of sales for services for the three-months ended June 30, 2006 decreased 61.9% to $1.6 million from $4.3 million in the three-months ended June 30, 2005.  As a percent of service revenues, cost of service sales decreased to 97.8% in the three-months ended June 30, 2006 from 120.6% in the three-months ended June 30, 2005.  Approximately $2.2 million of the decrease in cost of sales is due to reductions in headcount and related employee benefits. The majority of service employee employment with Fischer was terminated on April 7, 2006 in the U.S. and April 30, 2006 in Europe.

Cost of sales for services for the six-months ended June 30, 2006 decreased 41.2% to $5.1 million from $8.7 million in the six-months ended June 30, 2005.  Approximately $3.5 million of the decrease in cost of sales is due to reductions in headcount and related employee benefits and reimbursement from Kodak for a portion of service costs offset by $0.7 million in restructuring expense related to termination and retention arrangements.

Research and Development Expenses

Research and development expenses decreased to zero in the three-months and six-months ended June 30, 2006 from $2.1 million and $4.0 million in the three-months and six-months ended June 30, 2005, respectively. Our efforts prior to the Asset Sale were focused on redesigning older products for improved reliability and serviceability and enhancing the features, functionality and reliability of the SenoScan product.

Selling and Marketing Expenses

Selling and marketing expenses decreased to zero in the three-months and six-months ended June 30, 2006 from $2.1 million and $4.0 million in the three-months and six-months ended June 30, 2005, respectively. Effective June 30, 2005, we terminated marketing activity and associated personnel.  Shortly before closing the Asset Sale, all sales personnel were terminated as part of the restructuring plan, which accounts for the remaining reduction.

General and Administrative Expenses

General and administrative expenses decreased 68.1% to $0.9 million in the three-months ended June 30, 2006 from $3.0 million in the three-months ended June 30, 2005.  Our spending for legal costs and financial advisory services was $0.8 million lower in the three-months ended June 30, 2006 as compared to the three-months ended June 30, 2005 due the reduction of work related to the Asset Sale and the settlement of a lawsuit for less than the original accrual.  In addition, we experienced $0.3 million bad debt expense during the three-months ended June 30, 2005 as a result of an inability to collect on certain accounts receivable, which did not reoccur in 2006.  The remaining change is due to headcount reductions which occurred in the last half of 2005.

General and administrative expenses decreased 39.0% to $2.9 million in the six-months ended June 30, 2006 from $4.8 million in the six-months ended June 30, 2005.  Our spending for legal costs and financial advisory services was $0.6 million lower in the first half of 2006 as compared to the first half of 2005 due the reduction of work related to the Asset Sale offset slightly by additional work related to the FTC and the settlement of a lawsuit for less than the original accrual.  In addition, we experienced $0.3 million bad debt expense during the six-months ended June 30, 2005 as a result of an inability to collect on certain accounts receivable, which did not reoccur in 2006.  The remaining change is due to headcount reductions which occurred in the last half of 2005.

Impairment of Long-Lived Assets

As discussed in Note 4 of the accompanying consolidated financial statements and Critical Accounting Policies, we recognized $0.2 million of impairment of long-lived assets in the three-months ended March 31, 2006.

Other Financing Expense

As discussed in Note 6 of the consolidated financial statements, we were required to recognize the fair value of the ComVest warrants as a stock warrant obligation.  The amount recognized in the three-months ended June 30, 2005 was approximately $2.5 million.

Interest Expense/Interest Income

Interest expense for the three-months ended June 30, 2006 decreased to $3,000 from $894,000 for the three-months ended June 30, 2005.  The interest expense in the three-months ended June 30, 2005 was related interest on the secured promissory notes entered into in the first quarter of 2005 with ComVest and amortization of the related debt issue costs.   The secured promissory notes were paid off upon closing of the Asset Sale.

Interest expense for the six-months ended June 30, 2006 decreased to $69,000 from $1.2 million for the six-months ended June 30, 2005.  The interest expense in the six-months ended June 30, 2005 was related interest on the secured promissory notes entered into in the first quarter of 2005 with ComVest and amortization of the related debt issue costs. Interest expense in the six-months ended June 30, 2006 is related to interest payments made as a result of settling certain state and local sales tax audits.

Other expense, net

Other expense, net includes approximately $259,000 paid to or on behalf of our European subsidiaries to settle obligations related to our contract with EES for which our European subsidiary owed approximately $349,000.  In addition, we recognized approximately $75,000 of loss from substantial completion of the liquidation of the European subsidiaries.

Income Taxes

We estimated that we would not owe taxes for 2006 and 2005. Accordingly, no income tax benefit or provision was recorded. This was determined based upon the anticipated 2006 results of operations and an available domestic net operating loss carry-forward of $32.4 million and $0.7 million of foreign net operating loss carry-forwards at December 31, 2005. As of June 30, 2006 we had a 100% valuation allowance against our deferred tax asset that resulted in a net deferred tax asset of $0.

Liquidity and Capital Resources

As of June 30, 2006, we had $2.4 million in unrestricted cash and $2.0 million in working capital compared to $4.5 million in cash and $4.5 million in working capital at December 31, 2005.  The $2.5 million net decrease in working capital is mainly the result of funding our operating losses, $1.5 million of which were due to restructuring expense recognized during the period, with the remainder due to funding operations.  In addition, we spent $1.0 million in cash to purchase directors and officer liability insurance run-off coverage during the first quarter of 2006.

A portion of the payments to be made under the termination and retention arrangements will be paid from the irrevocable Fischer Imaging Employee Trust (the “Trust”).  This Trust was established in 2006 for the specific purpose of paying amounts owed under termination and retention arrangements or general wages to employees. The Trust was funded on January 2, 2006 with $600,000 of cash as authorized by the Board of Directors.  The Trust has funded $0.3 million in termination and retention arrangements through June 30, 2006.

In order to avoid the expense and time delay involved in securing stockholder approval of the RE&S Agreement and in light of our deteriorating financial position, the Board elected to file a petition under Chapter 11 of title 11 the Bankruptcy Code, and such petition was filed on August 22, 2006.

As of July 31, 2006, we had $1.3 million in unrestricted cash.  We expect that this cash will be spent on the following:

•                  settle remaining balance sheet obligations,

•                  support operations through closing of the RE&S Agreement and complete the closing of the RE&S Agreement,

•                  fund legal costs to proceed through the bankruptcy process, and support the liquidation process,

•                  other costs related to bankruptcy such as liquidation fees, and

•                  pay administrative costs to wind up operations.

Operations have been significantly reduced since May 31, 2006, when we completed production and exited our main operating facility.  We currently have three employees plus approximately 15 part-time and full-time independent contractors.  In addition, we currently lease temporary office and warehouse space on a month-to-month basis.

Stockholders would only receive a distribution after all assets have been liquidated and all creditors have been paid in full.  Any distribution will be made pursuant to the priorities set forth in the Bankruptcy Code.  Under the Bankruptcy Code, the distribution priority generally is as follows: (i) secured creditors to the extent of the value of such creditor’s collateral; (ii) postpetition administrative creditors (e.g., creditors who do business with the debtor after the filing of the bankruptcy petition and provide necessary goods and services), (iii) priority claims such as unpaid prepetition wages and certain tax claims, (iv) unsecured creditors including trade creditors and (v) stockholders. Under the Bankruptcy Code, no class of claimants is entitled to a distribution unless the classes with greater priority have been paid in full or have agreed to a different treatment.

Management cannot accurately estimate the amount of distribution to our stockholders, if any, until the following are finalized or resolved:

•                  approval of the Liquidation Plan under the Bankruptcy Code or conversion to Chapter 7,

•                  determination of any additional unknown or contingent claims through the bankruptcy process, and

•                  the impact of Philips’ actions with respect to the Philips Agreement.

Contractual Obligations

As of June 30, 2006, we had no contractual obligations.

Backlog

As of June 30, 2006, we had backlog of near zero consistent with the backlog as of December 31, 2005.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

Prior to the start of liquidation proceedings in Europe, we were exposed to foreign currency risks through our subsidiary operations in Switzerland and Germany. We no longer believe this is a significant risk to our business.  We attempt to minimize our exposure to foreign currency and other international business risks by: (1) generally requiring payments in U.S. dollars; (2) using letters of credit; and (3) requiring advance deposits and through other means.

Interest Rate Risk

At June 30, 2006, we had approximately $0.1 million in certificate of deposits and $1.9 million in money market accounts that earn interest at variable interest rates and are therefore subject to interest rate fluctuations.  At times, cash balances with our financial institution exceed FDIC insurance limits.

Item 4.    Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in this regard.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings:

On December 20, 2005, University Health Network (“UHN”) and Mount Sinai Hospital (“Mount Sinai”) filed a Statement of Claim in Ontario, Canada against Fischer and Horizon Medical Services Ltd. (“Horizon”) and asserted claims seeking to recover damages relating to their purchase of two SenoScan units from us.  In summary, UHN and Mount Sinai allege, among other things, that the SenoScan units, which were manufactured by us and sold by Horizon, an entity authorized to sell these types of machines in Canada, were defective and did not conform to certain agreed specifications.  The suit was settled out of court in July 2006 for an amount immaterial to our financial condition and cash flows.

We received in October 2005 a request from the FTC asking that we voluntarily produce certain information and material to the FTC in connection with the Asset Sale.  On January 31, 2006, we received additional information requests from the FTC in the form of a Subpoena Duces Tecum and Civil Investigative Demand as part of this ongoing investigation. We responded to the FTC requests.  On July 7, 2006 the FTC announced its decision to challenge, and the entry into a consent agreement with respect to Hologic’s 2005 purchase of the MammoTest prone stereotactic breast biopsy systems (“SBBS”) from us. In its complaint, the FTC alleged that Hologic’s acquisition of the SBBS harmed American consumers by eliminating Hologic’s only significant competitor for the sale of SBBSs in the United States. According to the FTC’s announcement, under the consent agreement, Hologic is required and has agreed to sell to Siemens AG the prone SBBS assets Hologic acquired from us.

On December 21, 2005, we filed a complaint and jury demand against Cedara Software Corporation (“Cedara”) seeking damages arising from Cedara’s breach of a contract to sell software applications products.  Cedara answered the complaint on January 30, 2006 and filed a counterclaim for unpaid invoices and other relief.  The suit was settled out of court in July 2006 for an amount immaterial to our financial condition and cash flows.

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

•                  Our plans to liquidate and wind-up our European subsidiaries may require additional cash or may prevent us from meeting our EES obligations.

•                  We may be unable to retain key employees.

•                  Failure to collect accounts receivable on a timely basis would materially adversely affect us.

•                  We are the subject of a continuing FTC investigation, and the FTC may elect to bring further action against us.

All other risks remain unchanged.

The following are new risks:

Lack of Segregation of Duties.

During the three-months ended June 30, 2006, a lack of segregation of duties was introduced due to the significant downsizing of staff in the organization in conjunction with the downsizing of the Company.  Certain duties are still segregated but others cannot be segregated while the organization has three employees and a few independent contractors dealing with general administrative and financial matters.  This normally constitutes a significant deficiency in internal controls; however, management has determined that considering the employees involved, the nature of the business operations being conducted and the control procedures in place, the risks associated with such lack of segregation of duties are insignificant and the potential benefits of adding additional employees to clearly segregate duties do not justify the expenses associated with such increases.  The existence of this weakness and deficiency potentially subjects us to additional risk that there may be material misstatements in the future as a result of the misapplication of United States generally accepted accounting principles or the improper recording of our accounts from the lack of segregation of duties.

Potential class action lawsuit.

Historically, extraordinary corporate actions, such as the filing of a petition under the Bankruptcy Code, often lead to securities class action lawsuits being filed against a company. In the event such litigation should occur, it is likely to be expensive and, even if we ultimately prevail, the process will be time consuming and will divert management’s attention from implementing the Liquidation Plan. If we do not prevail in any such lawsuit, we may be liable for damages or we may be unable to complete some transactions that we contemplate as part of the Liquidation Plan if approved. We cannot predict the outcome or the amount of expenses and damages but the amounts could have a material adverse effect on our business, results of operations and financial condition and the timing and amount of liquidating distributions to our stockholders, if any.

Contingent Claims

On June 7, 2005, the Securities and Exchange Commission (“SEC”) filed a complaint in the United States District Court for the District of Colorado (“SEC Lawsuit”) and asserted claims for various violations of the Securities Acts, including fraud, falsified books and records, deceit of auditors and false SEC filings against the following former officers and directors of the Company:  Louis Rivelli, Rodney Johnson, Stephen Burke, Teresa Ayers, Craig Stevenson and Robert Hoffman (together, “Defendants”).  Some or all of the Defendants have notified us of potential claims or may assert claims for advancement and/or indemnification relating to, without limitation: attorneys’ fees and costs (if any) incurred in the defense of the SEC Lawsuit that have not been or will not be reimbursed pursuant to insurance policies; any settlement of the claims asserted in the Lawsuit; or any judgment obtained in the SEC Lawsuit.  The amount of such potential liabilities cannot be estimated at this time and could have a material impact on the creditors and/or stockholders.

In addition, additional unknown or contingent claims could arise.  If the amount of such claims are greater than management’s estimates, liabilities that have already been paid or settled could be unwound.  This could result in additional expenses not currently recorded.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:    Not applicable

Item 3. Defaults Upon Senior Securities:     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders:    Not applicable.

Item 5. Other Information:    Not applicable.

Item 6. Exhibits:

(a)   Exhibits:

The following is a list of exhibits filed as part of this Report on Form 10-Q.

10.1	Asset Purchase Agreement by and between Fischer Imaging Corporation and Byers Peak, Inc. dated as of August 21, 2006.
31.1	Certification of Steven Durnil, Chief Executive Officer and President, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of David Kirwan, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 22, 2006	FISCHER IMAGING CORPORATION
/s/ STEVEN DURNIL
Steven Durnil
Chief Executive Officer and President
Date: August 22, 2006
/s/ DAVID KIRWAN
David Kirwan
Chief Financial Officer