Form 10-Q
period 2006-09-30
FISCHER IMAGING CORP
filed 2006-11-09
CIK 750901

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2006

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

Yes ☐   No ☒

The number of shares of Registrant’s Common Stock outstanding as of November 6, 2006 was 9,398,817.

FISCHER IMAGING CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FISCHER IMAGING CORPORATION

(DEBTOR-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS

(amounts in thousands except share data)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,358	$4,499
Restricted cash	128	—
Accounts receivable, net of allowance for doubtful accounts of $156 and $383 at September 30, 2006 and December 31, 2005, respectively	316	4,026
Inventories, net	934	4,329
Prepaid expenses and other current assets	297	1,305
Total current assets	3,033	14,159
Property and equipment:
Manufacturing equipment	14	331
Office equipment and leasehold improvements	8	208
Total property and equipment	22	539
Less: accumulated depreciation	—	—
Property and equipment, net	22	539
Long-term prepaid insurance	773	—
Total assets	$3,828	$14,698

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities not subject to compromise:
Accounts payable	$132	$2,722
Accrued salaries and wages	9	665
Customer deposits	—	1,009
Accrued warranties	—	1,040
Deferred service revenue	—	1,667
Other current liabilities	1	2,583
Total current liabilities not subject to compromise	142	9,686
Total current liabilities subject to compromise	1,327	—
Total current liabilities	1,469	9,686
Commitments and contingencies
Stockholders’ Equity:
Preferred Stock, 5,000,000 shares authorized:
Series C Junior participating preferred stock, $.01 par value, 500,000 shares authorized, no shares issued and outstanding	—	—
Series D Convertible preferred stock, $.01 par value, 506,667 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 25,000,000 shares authorized; 9,398,817 shares issued and outstanding at September 30, 2006 and December 31, 2005	94	94
Paid-in capital	49,455	49,455
Accumulated deficit	(47,190)	(44,240)
Accumulated other comprehensive loss	—	(297)
Total stockholders’ equity	2,359	5,012
Total liabilities and stockholders’ equity	$3,828	$14,698

The accompanying notes are an integral part of these consolidated financial statements.

FISCHER IMAGING CORPORATION

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per share data)

(Unaudited)

	Three-months Ended		Nine-months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Revenues:
Products	$309	$9,444	$8,150	$27,852
Services	146	3,995	4,849	11,230
Total revenues	455	13,439	12,999	39,082
Cost of sales:
Products	(421)	9,537	6,748	28,081
Services	88	3,620	5,176	12,277
Total cost of sales	(333)	13,157	11,924	40,358
Gross margin	788	282	1,075	(1,276)
Operating expenses (gains):
Research and development	—	779	—	4,781
Selling and marketing	—	1,372	—	5,418
General and administrative	433	3,336	3,359	8,131
Impairment of long-lived assets	—	800	230	800
Lease termination fee	—	4,000	—	4,000
Gain on sale of Mammography Assets	—	(32,000)	—	(32,000)
Total operating expenses (gains)	433	(21,713)	3,589	(8,870)
Income (loss) from operations	355	21,995	(2,514)	7,594
Other income and (expense):
Interest expense	—	(1,838)	(69)	(3,062)
Interest income	14	2	53	7
Reorganization expenses	(42)	—	(42)	—
Other income (expense), net	28	(11)	(378)	(75)
Total other income and (expense)	—	(1,847)	(436)	(3,130)
Provision for income taxes	—	200	—	200
Net income (loss)	$355	$19,948	$(2,950)	$4,264
Net income (loss) per share:
Basic	$0.04	$2.12	$(0.31)	$0.45
Diluted	$0.04	$2.12	$(0.31)	$0.45
Weighted average shares used to calculate net income (loss) per share:
Basic	9,399	9,399	9,399	9,389
Diluted	9,399	9,399	9,399	9,435

The accompanying notes are an integral part of these consolidated financial statements.

FISCHER IMAGING CORPORATION

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	Nine-months ended
	September 30,	September 30,
	2006	2005
Cash flows from operating activities:
Net (loss) income	$(2,950)	$4,264
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	—	886
Amortization of debt issue costs	—	2,272
Bad debt expense	110	641
Impairment of long-lived assets	230	800
Gain on sale of Mammography Assets	—	(32,000)
Loss upon substantially completing liquidation of the European subsidiaries	75	—
Other	11	289
Change in current assets and liabilities
Accounts receivable, net	3,049	1,411
Inventories, net	3,260	9,208
Prepaid expenses and other current assets	187	(554)
Accounts payable	(2,356)	(2,978)
Accrued warranties	(797)	(916)
Customer deposits	(272)	(1,263)
Deferred service revenue	(1,083)	515
Other	(2,528)	598
Net cash used in operating activities	(3,064)	(16,827)

Cash flows (used in) provided by investing activities:
Funding of Fischer Imaging Employee Trust	(600)	—
Payments made from Fischer Imaging Employee Trust	479	—
Europe cash on hand at time of substantially completing liquidation of the European subsidiaries	(197)	—
Proceeds from sale of property and equipment	252	27
Proceeds from sale of Mammography Assets	—	32,000
Redemption of certificate of deposit (restricted cash)	—	514
Purchases of property and equipment	—	(454)
Net cash (used in) provided by investing activities	(66)	32,087

Cash flows used in financing activities:
Proceeds from sale of common stock	—	55
Proceeds from senior secured promissory notes	—	7,000
Repayment of senior secured promissory notes	—	(7,000)
Proceeds from junior secured promissory note	—	5,000
Repayment of junior secured promissory note	—	(5,000)
Payment of stock warrant obligation	—	(1,800)
Payment of debt issue costs	—	(471)
Proceeds from line of credit	—	3,311
Repayments on line of credit	—	(4,765)
Payment on capital lease obligations	—	(224)
Net cash used in financing activities	—	(3,894)

Effect of exchange rate changes on cash	(11)	(76))

Net (decrease) increase in cash and cash equivalents	(3,141)	11,290
Cash and cash equivalents, beginning of period	4,499	1,939
Cash and cash equivalents, end of period	$1,358	$13,229

The accompanying notes are an integral part of these consolidated financial statements.

FISCHER IMAGING CORPORATION

(DEBTOR-IN-POSSESSION)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2006

(UNAUDITED)

(1)   GENERAL

Organization

Fischer Imaging Corporation, together with its wholly owned subsidiaries (“Fischer” or the “Company”), services and sells products that meet selected needs of the radiology, electrophysiology and surgical markets.  The Company’s primary focus prior to the consummation of the Hologic transaction on September 29, 2005 (as discussed below) was designing, manufacturing and selling mammography and digital imaging products and using its digital imaging technology in screening and diagnostic mammograms and minimally invasive breast biopsy to aid in the early identification of breast cancer. Prior to the Kodak arrangement in January 2006 (as discussed below), Fischer also serviced mammography and digital imaging products used in the diagnosis of breast cancer and other diseases.

In December 2005, the Board of Directors approved the liquidation and wind-up of Fischer’s European subsidiaries.  Europe started the liquidation process on May 4, 2006 and a liquidator was designated.  As a result, Fischer no longer has control of its European subsidiaries.   Prior to May 4, 2006, the consolidated financial statements include the accounts of Fischer Imaging Corporation and all subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.  As a result of deconsolidating the subsidiaries, the Company recognized approximately $75,000 of losses in the accompanying consolidated statement of operations.

On August 22, 2006, Fischer filed a petition under Chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Colorado (“Bankruptcy Court”).  See Note 2 for further details.

Hologic Transaction and Subsequent Transactions

In September 2005, Fischer consummated the sale (the “Asset Sale”) of all of its intellectual property rights related to its mammography business and products, including its SenoScan digital mammography and MammoTest stereotactic breast biopsy systems (the “Mammography Assets”) to Hologic, Inc. (“Hologic”) for a cash price of $32.0 million.  The value of the Mammography Assets sold was zero on Fischer’s consolidated balance sheets and therefore the entire $32.0 million proceeds were recognized as Gain on sale of Mammography Assets in the accompanying consolidated statements of operations.

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

In February 2005, the Company entered into a Note and Warrant Purchase Agreement with ComVest Investment Partners II LLC (“ComVest”).  In connection with the closing of the Asset Sale, ComVest exercised its put option, and at closing, Fischer paid $1.8 million in satisfaction of the stock warrant obligation.  In addition, amounts due under the ComVest promissory notes were repaid upon the closing of the Asset Sale.

Service business.  On January 23, 2006, Fischer entered into an Intellectual Property License Agreement and Services Agreement (together, the “Kodak Agreements”) with Eastman Kodak Company (“Kodak”).  The Kodak Agreements allow Kodak to act as an authorized service provider and provide service and support to the world-wide, excluding Mexico, installed base of Fischer’s mammography products.  The Kodak Agreements have reduced Fischer’s obligations and costs with respect to the Service business.  All Fischer mammography service contracts were cancelled by April 21, 2006 in the U.S. and by May 8, 2006 in Europe. All disposables revenue and time and material revenue from the Service business ended as of January 23, 2006 in the U.S.  Fischer incurred $135,000 of expense related to payments made to Kodak during the nine-months ended September 30, 2006 recognized in the accompanying consolidated statement of operation as Other expense.  Services cost of sales has been reduced due to reimbursement from Kodak of approximately $350,000 during the nine-months ended September 30, 2006.  Fischer paid approximately $395,000 to Kodak for service contracts to cover remaining warranty periods for certain customers, which directly reduced Accrued warranties in the accompanying consolidated balance sheet.

In August 2006, Fischer transferred its service obligations in Mexico to Instrumentation Technologies de Mexico S.A. de C.V. (“Intec”).  Fischer provided spare parts and paid related duties, prepaid for 30 hours of technical support and one week’s service support from Kodak and paid $110,000 in cash as an incentive to assume warranty and other obligations in Mexico and to settle in other outstanding claims.  These costs directly reduced Accrued warranties in the accompanying consolidated balance sheet.

Contractual obligation to EES.  On March 9, 2006, Fischer entered into an amendment (the “EES Amendment”) to the Distributor Agreement, dated December 9, 1998, as amended (the “Distributor Agreement”) between EES and Fischer.  EES placed a binding order with Fischer for 20 MammoTest tables, which were shipped to various locations in Europe during the five-months ended May 31, 2006.  After completion of the tables, the Distributor Agreement and EES Amendment terminated and no further MammoTest tables will be sold.

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

In order to ensure Fischer could continue to meet its warranty and service obligations and to maximize the value of the RE&S business, Fischer entered into a Manufacturing Services Agreement (“Byers Agreement”) with Byers Peak, Inc. (“Byers”) effective July 5, 2006 under which Byers agreed to provide certain services and sell certain parts with respect to the RE&S business.  The Byers Agreement was terminated on October 31, 2006 in anticipation of the sale of the RE&S business.

As discussed in Note 2, on August 21, 2006, after the completion of an auction process, Fischer signed an Asset Purchase Agreement with Byers (the “Byers Purchase Agreement”) for the purchase of all of Fischer’s right, title and interest in and to the Product Lines and the RE&S business.  In order to avoid the expense and time delay involved in securing the stockholder approval required to consummate the transaction under the Byers Purchase Agreement, Fischer filed a petition under Chapter 11 of title 11 of the Bankruptcy Code on August 22, 2006 as described in more detail in Note 2.  Fischer immediately moved to have the sale approved pursuant to Section 363(b) and (f) of the Bankruptcy Code.  In connection with this approval process, another auction was held by the Bankruptcy Court in October 2006 in which another party submitted the winning bid.  As discussed more fully in Note 11, Fischer signed an agreement to sell the RE&S business (“RE&S Agreement”) to JN Properties, LLC (“JN Properties”) and closed the transaction on November 1, 2006.  JN Properties is a company whose members are Morgan Nields and Kinney Johnson.  Morgan Nields is a substantial stockholder and former director, chairman of the Board and chief executive officer of Fischer.  Kinney Johnson is a former director and president of Fischer.

Basis of Presentation

In management’s opinion, the accompanying unaudited consolidated balance sheets, statements of operations and statements of cash flows contain all adjustments necessary to present fairly in all material respects the financial position of the Company at September 30, 2006, its results of operations for the three-months and nine-months ended September 30, 2006 and 2005 and its cash flows for the nine-months ended September 30, 2006 and 2005.  Results of operations and cash flows for the interim periods may not be indicative of the results of operations and cash flows for the full fiscal year.  Effective August 22, 2006, the accompanying unaudited consolidated financial statements reflect all adjustments pursuant to the adoption of SOP 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”) that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations as of and for the interim period presented herein.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business.  As a result of filing a petition under Chapter 11 the Bankruptcy Code and the other factors listed above raise substantial doubt about Fischer’s ability to continue as a going concern.  The consolidated financial statements presented in this Form 10-Q do not include any adjustments that might result from the outcome of this uncertainty.  The basis of accounting will change from the going concern basis to that of the liquidation basis of accounting upon the approval by the Board of Directors of a liquidation plan or conversion to Chapter 7 of the Bankruptcy Code. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their estimated settlement amounts, which estimates will be periodically reviewed and adjusted as appropriate. The valuation of assets at their net realizable value and liabilities at their anticipated settlement amounts represent estimates, based on present facts and circumstances, of the net realizable value of assets and the costs associated with carrying out a plan of liquidation and dissolution based on certain assumptions.  Other than the write-off of approximately $0.9 million of prepaid insurance and a potential accrual for the costs associated with carrying out a plan of liquidation, management currently estimates there would be no further material adjustments needed under the liquidation basis.

The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Stock Based Compensation

During the three-months ended March 31, 2006, the Company adopted the provisions of and began accounting for stock-based compensation in accordance with, the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123–revised 2004 (“SFAS 123R”), “Share–Based Payment” which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock–Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.”  Under the fair value recognition provisions of this statement, stock–based compensation cost is measured at the option grant date based on the fair value of the award and is recognized as an expense on a straight–line basis over the requisite service period, which is the vesting period where applicable or in the case of option grants that vest immediately, over the appropriate period prior to the grant date.  The Company elected the modified–prospective method, under which prior periods are not revised for comparative purposes.  The valuation provisions of SFAS 123R apply to new option grants and to option grants that were outstanding as of January 1, 2006 and subsequently modified.  Estimated compensation cost for option grants that were outstanding as of the effective date and are not expected to be forfeited will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures.

The adoption of SFAS 123R had no impact on the consolidated financial position, results of operations and cash flows.  As a result of a reduction in work force, unvested options outstanding as of December 31, 2005 were not expected to and did not vest.  Stock options were automatically granted under the Amended and Restated 2004 Stock Incentive Plan (the “Plan”) in January 2006, and compensation expense related to this annual grant was recognized over the prior year of service.  The Plan was terminated by Fischer’s Board on November 7, 2006 and no further stock options will be granted.

The following table sets forth the pro forma amounts of net income and net income per share, for the three and nine-months ended September 30, 2005, that would have resulted if Fischer had accounted for the option grants under employee stock plans under the fair value recognition provisions of SFAS 123 (in thousands, except per share amounts).

	Three-months ended September 30, 2005	Nine-months ended September 30, 2005

Net income as reported	$19,948	$4,264
Fair value-based compensation cost, net of tax	681	(470)
Pro forma net income	$20,629	$3,794

Basic and Diluted income per share:
As reported	$2.12	$0.45
Pro forma	$2.19	$0.40

The stock based compensation benefit in the three-months ended September 30, 2005 relates to significant forfeitures occurring during the quarter and a lack of options granted.

Recently Issued Accounting Pronouncement

The Financial Accounting Standards Board (“FASB”) has issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”), regarding accounting for, and disclosure of, uncertain tax positions. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the impact, if any, FIN 48 will have on the results of operations and financial position.

(2)  REORGANIZATION UNDER CHAPTER 11 OF THE UNITED STATES BANKRUPTCY CODE

On March 15, 2006, Fischer started an auction process to sell its RE&S business.  Fischer signed the Byers Purchase Agreement with Byers on August 21, 2006.  Under Delaware law, any sale of all or substantially all of Fischer’s assets requires approval by Fischer’s stockholders.  The Board determined that the sale of the assets related to the RE&S Agreement was considered a sale of all or substantially all of Fischer’s remaining assets.  In order to avoid the expense and time delay involved in securing stockholder approval and in light of Fischer’s deteriorating financial position, the Board elected to file a petition under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court, and such petition was filed on August 22, 2006. Fischer immediately moved to have the sale under the RE&S Agreement approved pursuant to §363(b) and (f) of the Bankruptcy Code.

Following the filing of the voluntary Chapter 11 petitions on August 22, 2006, Fischer has been operating as a debtor-in-possession subject to the Bankruptcy Court.  On August 25, 2006, the Bankruptcy Court approved the plan to honor certain prepetition debt related to obligations to customers, including warranties.  Fischer is currently paying the postpetition claims of its vendors in the ordinary course of business.

As discussed in Note 11, the Bankruptcy Court approved the sale of the RE&S business to JN Properties and the sale was completed on November 1, 2006.

 The Board of Directors intends to either file a liquidating plan of reorganization (“Liquidation Plan”) or convert the Chapter 11 case to a liquidating case under Chapter 7 of the Bankruptcy Code sometime after the closing of the RE&S Agreement, the sale of miscellaneous minor assets and the review of any claims filed by creditors.  If a Liquidation Plan is filed, the Liquidation Plan must be approved by creditors and the Bankruptcy Court after notice and a hearing.  It is contemplated that the Liquidation Plan will provide for the liquidation or sale of all of Fischer’s assets and the distribution of the proceeds pursuant to the priority scheme allowed under the Bankruptcy Code.  It is anticipated that in either a Chapter 11 or Chapter 7 liquidation, the liquidation process would occur over a one to two year period. Management is unable to predict whether any amounts will be available for distribution to stockholders.

Under the Bankruptcy Code, certain claims against Fischer in existence prior to the filing date are stayed while Fischer continues operations as debtor-in-possession.  These claims are reflected in the September 30, 2006 accompanying consolidated balance sheet as Total current liabilities subject to compromise.  Additional Chapter 11 claims have arisen and may continue to arise subsequent to the filing date resulting from the rejection of executory contracts and from the determination by the Bankruptcy Court of allowed claims for contingencies and other disputed amounts.  All claims must be filed with the Bankruptcy Court by November 20, 2006.  If the amount of new claims is greater than management’s estimates, liabilities that have already been paid or settled prepetition could be considered preferential payments and subject to potential avoidance and recovery by the bankruptcy estate.  It is possible that the avoidance of preferential payments could ultimately increase the total claims, which could result in additional expenses not currently recorded.

The principal categories and balances of Chapter 11 claims accrued in the accompanying consolidated balance sheets and included in Total current liabilities subject to compromise at September 30, 2006 are summarized as follows (in thousands):

Accounts payable	$353
Accrued salaries and wages (Note 6)	18
Accrued warranties (Note 11)	77
Deferred service revenue (Note 11)	49
Deferred revenue — Philips (Note 10)	330
Restructuring accrual (Note 6)	112
Other current liabilities	388
$1,327

Reorganization expenses are items of expense or income that are incurred or realized by the Company as a result of the reorganization.  These items include, but are not limited to, professional fees, United States Trustee fees and other expenditures incurred relating to the Chapter 11 case.

 (3)  REVENUE RECOGNITION

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

(4)   INVENTORIES

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

Inventories consisted of the following components (in thousands):

	September 30, 2006	December 31, 2005
Raw materials	$1,212	$5,120
Work in process and finished goods	638	6,340
Reserve for excess and obsolete inventories	(916)	(7,131)
Inventories, net	$934	$4,329

The following provides an explanation of the change in the reserve for excess and obsolete inventories:

Balance at beginning of year	$7,131
Reversal of provision due to results of actual sales	(909)
Removal of Europe balances at time of liquidation	(500)
Write-offs charged to reserve	(4,806)
Balance at September 30, 2006	$916

During the three-months ended September 30, 2006, management reversed approximately $0.5 million of its provision due to the change in pricing paid for the RE&S business, as further discussed in Note 11.  This reversal is the cause of the credit in Cost of sales – Products for the three-months ended September 30, 2006 in the accompanying consolidated statements of operations.

(5)    IMPAIRMENT OF LONG-LIVED ASSETS

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

A recoverability test was also completed on September 30, 2005.  As a result of the analysis prepared, an impairment of long-lived assets of $0.8 million was recognized during the three-months ended September 30, 2005.

During the three-months ended June 30, 2006, the Board authorized and completed the sale of the majority of the remaining fixed assets in the United States.  As a result, cash proceeds of approximately $214,000 were generated.

(6)    LEASE TERMINATION FEE AND RESTRUCTURING EXPENSE

The Company entered into termination and retention arrangements from June 2005 through March 2006 with approximately 102 employees in the U.S. and Europe.  All areas of the Company were impacted.   Retention payments under these agreements earned over the period July 1, 2005 through December 31, 2005 were $0.7 million, of which $0.3 million were paid in January 2006 and the remainder was paid in July 2006.  Termination payments, earned upon involuntary termination, are estimated to be $1.2 million.  Retention payments were recognized as expense over the period earned, and termination payments were expensed over the period beginning with the date of signing agreements through the earlier of the communicated involuntary termination dates or October 31, 2006.

The Company recognized additional restructuring expense in the amount of $0.1 million and $1.5 million related to these arrangements during the three-months and nine-months ended September 30, 2006, respectively.  The restructuring expense was recognized in the consolidated statements of operations as General and administrative expense for the three-months ended September 30, 2006.  Restructuring expense was recognized in the consolidated statements of operations as $0.6 million in products cost of sales, $0.7 million in Cost of sales – Services and $0.2 million in General and administrative expense for the nine-months ended September 30, 2006.

A portion of the payments to be made under the termination and retention arrangements will be paid from the irrevocable Fischer Imaging Employee Trust (the “Trust”).  During the three-months and nine-months ended September 30, 2006, the Trust paid $253,000 and $479,000, respectively, of amounts due under the termination and retention arrangements.  This Trust was established in 2006 for the specific purpose of paying amounts owed under termination and retention arrangements or general wages to employees. The Trust was funded by the Company on January 2, 2006 with $600,000 of cash as authorized by the Board of Directors.

On September 27, 2005, Fischer entered into an Amendment to Lease Agreement (the “Lease Amendment”) with JN Properties.  The Lease Amendment provided for the amendment of the Lease dated July 31, 1992 between Fischer and JN Properties (the “Lease”) to allow for the early termination of the Lease on May 31, 2006.  In exchange for the above, Fischer agreed to pay to JN Properties $4.0 million plus certain accrued 2005 property taxes immediately following the closing of the Hologic transaction.  In the Lease Amendment, JN Properties granted its consent to the transactions contemplated by the Asset Sale Agreement.  The $4.0 million payment has been recognized as Lease termination fee in the accompanying consolidated statements of operations in accordance with FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  See Note 11 for subsequent events involving JN Properties.

The following is a roll forward of the restructuring accrual (in thousands):

Balance at December 31, 2005	$539
Expense	1,534
Removal of unpaid Europe balances at time of liquidation	(44)
Payments	(1,917)
Balance at September 30, 2006	$112

The restructuring accrual is included in Total current liabilities subject to compromise in the accompanying consolidated balance sheet as of September 30, 2006.   The restructuring accrual is included in Other current liabilities in the accompanying consolidated balance sheet as of December 31, 2005.

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

A reconciliation between the number of securities used to calculate basic and diluted net loss per share is as follows (in thousands):

	Three-Months Ended		Nine-Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Weighted average of common shares outstanding:
Basic	9,399	9,399	9,399	9,389
Dilutive effect of stock options	—	—	—	46
Diluted	9,399	9,399	9,399	9,435

For the three and nine-months ended September 30, 2006, 387,000 of options to purchase shares of common stock were outstanding but not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. For the three and nine-months ended September 30, 2005, 922,750 and 876,402, respectively, of options to purchase shares of common stock were outstanding but not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

(8)   COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income is defined as the change in equity of an enterprise other than the change resulting from investments by, or distributions to, its owners. For the Company, comprehensive (loss) income includes only net loss and foreign currency translation adjustments as follows (in thousands):

	Three-months Ended		Nine-months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Net (loss) income	$355	$19,948	$(2,950)	$4,264
Foreign currency translation adjustments	—	(48)	297	(76)
Comprehensive (loss) income	$355	$19,900	$(2,653)	$4,188

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

Internationally, the Company marketed and supported its products primarily through its subsidiaries and various dealers.  Revenues are attributed to geographic areas based on the location of the customer.  International long-lived assets were located in Switzerland.  The following table represents a summary of revenues and long-lived assets (in thousands):

	Three-months Ended		Nine-months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Revenues:
United States	$452	$12,520	$8,870	$34,383
Other International	3	919	4,129	4,699
Total	$455	$13,439	$12,999	$39,082

	As of
	September 30, 2006	December 31, 2005
Long-lived assets, net:
United States	$22	$469
International	—	70
Total	$22	$539

The Company’s revenues have generally been concentrated among customers in the healthcare industry and consist of healthcare organizations, government facilities and dealers. The Company establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Accounts receivable are generally unsecured.

Customers representing greater than 10% of the Company’s revenue during any of the reporting periods:

	Three-months Ended		Nine-months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Ethicon-Endo Surgery, Inc	—%	2.4%	41.2%	8.3%
Eastman Kodak Company	—%	11.8%	21.7%	9.1%
Vail Valley Medical Center	18.7%	—	—	—
Ohio State University	11.3%	—	—	—

Revenue grouped by similar products and services (in thousands):

	Three-months Ended		Nine-months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Product Revenue:
Digital Mammography	$85	$3,152	$405	$7,092
Stereotactic Breast Biopsy	—	3,915	2,681	14,616
RE&S Products	224	2,377	5,064	6,144
Service Revenue	146	3,995	4,849	11,230
Total	$455	$13,439	$12,999	$39,082

(10)   COMMITMENTS AND CONTINGENCIES

Regulatory Actions

The Company is subject to periodic inspections by the Food and Drug Administration (“FDA” or the “agency”).  In 2006, the FDA indicated that the 5.2.X versions of the software currently running on Fischer’s SenoScan systems should be recalled for a known archiving issue.  After consultation with the Company’s Notified Body, it was determined that this issue and its correction did not meet the criteria for a recall in the EU.  Fischer developed and released to the general market a version 5.2.2 software release to correct the known archiving issue as well as increase functions for servicing the SenoScan unit.  Fischer submitted an initial recall plan to the FDA that indicated the target completion date of the software upgrades to be September 30, 2006 in the U.S.  Due to scheduling conflicts with customers to complete the action required to install the new software version, a revised plan has been submitted with a target completion date of December 31, 2006.  Management estimates that the costs related to this recall will be minimal.

Philips

Fischer received notification on September 2, 2005 by Philips that it had ceased sales activities with respect to the SenoScan product and that it intended to terminate the Philips Agreement should the Asset Sale be approved by the Company’s stockholders and consummated. Fischer met with Philips in November 2005 to communicate that Fischer had retained the right perform its obligations under the Philips Agreement but that, absent additional funding from Philips, it did not have the financial ability to perform the Philips Agreement.  Philips subsequently offered to settle the matter without litigation. However, in view of the financial settlement proposed by Philips, Fischer declined Philips’ offer of settlement and referred Philips to the dispute resolution provisions of the Philips Agreement.  Fischer is unable to predict whether Philips may file a suit or file a proof of claim with the Bankruptcy Court or the amount, if any, that may be demanded by Philips, or the expense related to defending any claim.  Fischer has recognized a deferred liability for a customer deposit made by Philips in advance of shipping two SenoScan products in the amount of $0.3 million.  Philips received one SenoScan unit that did not meet the purchase order specifications and therefore, revenue recognition could not occur.  This finished goods item has been fully reserved since September 30, 2005 as the unit cannot be resold under the Asset Sale agreement.  Any payments made by Fischer to or in connection with a claim by Philips may materially reduce amounts, if any, that may be available for satisfaction of creditor claims and distribution to Fischer’s stockholders.

Contingent Claim

 On June 7, 2005, the Securities and Exchange Commission (“SEC”) filed a complaint in the United States District Court for the District of Colorado (“SEC Lawsuit”) and asserted claims for various violations of the Securities Acts, including fraud, falsified books and records, deceit of auditors and false SEC filings against six former officers and directors of the Company (“Defendants”).  Some or all of the Defendants have notified the Company of potential claims or may assert claims for advancement and/or indemnification relating to, without limitation: attorneys’ fees and costs (if any) incurred in the defense of the SEC Lawsuit that have not been or will not be reimbursed pursuant to insurance policies; any settlement of the claims asserted in the Lawsuit; or any judgment obtained in the SEC Lawsuit.  The amount of such potential liabilities cannot be estimated at this time and may materially reduce amounts, if any, that may be available for satisfaction of creditor claims and distribution to Fischer’s stockholders.

(11)   SUBSEQUENT EVENT

Fischer sold its RE&S business to JN Properties on November 1, 2006 pursuant to the RE&S Agreement and approval of the Bankruptcy Court.  The assets sold were all of Fischer’s right, title and interest in and to the RE&S Assets.  Under the RE&S Agreement, JN Properties agreed, subject to the fulfillment of certain conditions, to purchase the RE&S Assets, and assume service contract and warranty repair obligations, for a minimum purchase price of $750,000, of which $590,000 has been received by November 1, 2006, and the remainder is to be paid over a period ending no later than November 1, 2007.  In addition, JN Properties agreed to pay Fischer up to another $80,000 depending on the number of Bloom units sold by JN Properties through November 1, 2007.  Fischer will not recognize a gain on disposition of the assets as a result of the sale of its RE&S business as the amount received equaled the book value of the asset sold and liabilities assumed.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Language

This report contains forward-looking information that involves risk and uncertainties, including statements regarding our plans, objectives, expectations, and intentions.  Such statements include, without limitation:

•                  statements regarding various estimates we have made in preparing our financial statements,

•                  potential litigation or demand from Philips, including the effect of any payments to Philips and the expense of defending any claim on potential distributions to stockholders and creditors,

•                  our ability to make distributions to stockholders; and

•                  statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

These forward-looking statements are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those anticipated.  Factors that could cause actual results to materially differ include, without limitation, our plans with respect to a Liquidation Plan or conversion of the Chapter 11 case to Chapter 7 case; the anticipated time it will take to complete the liquidation process, the likelihood that additional claims of which management is not aware may arise, potential product defects or related performance resulting in product recalls and significant liability and legal costs; and our ability to make distributions to stockholders.  Other factors that could adversely affect our business are described in our Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2005 as revised by Part II, Item 1A Risk Factors of this Form 10-Q.  Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any such statement is based.

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

Our policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets when certain events have taken place that indicate that the remaining balance may not be recoverable.  We evaluate the carrying value of our property and equipment at the consolidated level since we believe that is the lowest identifiable level of cash flows for these assets.  As a result of further declines in the stock price and a decision to liquidate the remaining long-lived assets in our building, management determined a recoverability test should be completed as of March 31, 2006.  Management has continued to monitor whether additional tests were necessary during the nine-months ended September 30, 2006.

Since the future estimated cash outflows are currently estimated to be near zero, the carrying amounts of the assets exceeded the estimated undiscounted cash flows.  Management estimated the fair value of the assets by reviewing the value of the remaining businesses and other long-lived assets and determined an impairment had occurred.  Fair value of the long-lived assets was determined through inquiry of advisors and comparison to other sales of fixed assets.  Therefore, an impairment of long-lived assets of $0.2 million was recognized during the three-months ended March 31, 2006.  No changes in estimates have occurred subsequent to March 31, 2006; thus no additional impairments have been required.

Overview

We service and sell products that meet selected needs of the radiology, electrophysiology and surgical markets (the “RE&S business”).  Our primary focus prior to the consummation of the Hologic Asset Sale on September 29, 2005 (as discussed below) was designing, manufacturing and selling mammography and digital imaging products and using our digital imaging technology in screening and diagnostic mammograms and minimally invasive breast biopsy to aid in the early identification of breast cancer. Prior to signing the Kodak Agreements (as discussed below) on January 23, 2006, we also serviced mammography and digital imaging products used in the diagnosis of breast cancer and other diseases (the “Service” business”) as discussed in Note 1 of the accompanying consolidated financial statements.

In September 2005, we consummated the sale (the “Asset Sale”) of all of our intellectual property rights related to our mammography business and products, including rights to our SenoScan digital mammography and MammoTest stereotactic breast biopsy systems (“Mammography Assets”) to Hologic, Inc. (“Hologic”).  Hologic granted us a non-exclusive limited license to use certain Mammography Assets necessary for us to continue our Service business; to fulfill contractual obligations to provide MammoTest and SenoScan systems to Ethicon Endo-Surgery Europe (a subsidiary of Johnson & Johnson, Inc., “EES”) and Philips Medical Systems DMC GmbH (“Philips”), respectively; and to carry out certain activities with respect to our RE&S business.  As of May 31, 2006, no further revenue will be generated from the intellectual property sold to Hologic.

As a result, service and product revenues have significantly declined from the prior year.

Service business.  On January 23, 2006, we entered into an Intellectual Property License Agreement and Services Agreement (together, the “Kodak Agreements”) with Eastman Kodak Company (“Kodak).  As discussed further in Note 1 of the accompanying consolidated financial statements, the Kodak Agreements allow Kodak to act as an authorized service provider and provide service and support to the world-wide, excluding Mexico, installed base of Fischer’s mammography products.

Sale of RE&S Business, Liquidation Plan and Bankruptcy.   As discussed in Note 2, on August 21, 2006, after the completion of an auction process, we signed an Asset Purchase Agreement with Byers (the “Byers Purchase Agreement”) for the purchase of all of our right, title and interest in and to the RE&S business.  Under Delaware law, any sale of all or substantially all of our assets requires approval by our stockholders.  The Board determined that the sale of the RE&S business and the signing of the Byers Purchase Agreement were considered a sale of all or substantially all of our remaining assets.  In order to avoid the expense and time delay involved in securing the stockholder approval required to consummate the transaction under the Byers Purchase Agreement, we filed a petition under Chapter 11 of title 11 of the Bankruptcy Code on August 22, 2006 as described in more detail in Note 2.  We immediately moved to have the sale approved pursuant to Section 363(b) and (f) of the Bankruptcy Code.  In connection with this approval process, an auction was held in October 2006 in which another party submitted the winning bid.  As discussed more fully in Note 11, we signed an agreement to sell the RE&S business (“RE&S Agreement”) to JN Properties, LLC (“JN Properties”) and closed the transaction on November 1, 2006.  JN Properties is a company whose members are Morgan Nields and Kinney Johnson.  Morgan Nields is a substantial stockholder and former director, chairman of the Board and chief executive officer of Fischer.  Kinney Johnson is a former director and president of Fischer.

The following adjustments will be recorded upon the sale of the RE&S business:

•                  Receipt of cash $590,000;

•                  Recognition of a current accounts receivable for the minimum consideration of $160,000.  The remaining contingent consideration will be recognized when, and if, additional deferred payments become due;

•                  Recognition of sale of Manufacturing equipment of $14,000;

•                  Recognition of sale of Inventories $836,000;

•                  Write-off of Deferred service revenue of $33,000, due to assumption of service contracts by JN Properties; and

•                  Write-off of Accrued warranties of $67,000 assumed by JN Properties.

The factors listed above, among others, raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements presented in this Form 10-Q, and the accompanying discussion, do not include any adjustments that might result from the outcome of this uncertainty.  As a result of filing a petition under Chapter 11 of title 11 of the Bankruptcy Code, our basis of accounting will change from the going concern basis to that of the liquidation basis of accounting upon the approval by the Board of Directors of a liquidation plan or conversation to Chapter 7 of the Bankruptcy Code. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their estimated settlement amounts, which estimates will be periodically reviewed and adjusted as appropriate. The valuation of assets at their net realizable value and liabilities at their anticipated settlement amounts represent estimates, based on present facts and circumstances, of the net realizable value of assets and the costs associated with carrying out our liquidation plan and dissolution based on certain assumptions.  Other than the write-down of approximately $0.9 million of prepaid insurance, management currently estimates there would be no further material adjustments needed under the liquidation basis.

Results of Operations

       The following table sets forth the percentage of revenues represented by certain data included in our statements of operations for the periods indicated:

	Three-months Ended		Nine-months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Revenues:
Product revenues	68.0%	70.3%	62.7%	71.3%
Service revenues	32.0	29.7	37.3	28.7
Total revenues	100.0	100.0	100.0	100.0
Cost of sales:
Products	(92.6)	71.0	51.9	71.9
Services	19.3	26.9	39.8	31.4
Research and development	—	5.8	—	12.2
Selling and marketing	—	10.2	—	13.9
General and administrative	95.2	24.8	25.8	20.8
Impairment of long-lived assets	—	6.0	1.8	2.0
Lease termination fee	—	29.8	—	10.2
Gain on sale of Mammography Assets	—	(238.1)	—	(81.9)
Income (loss) from operations	78.1	163.6	(19.3)	19.5
Other income (expense), net	—	(13.7)	(3.4)	(8.0)
Provision for income taxes	—	(1.5)	—	(0.5)
Net income(loss)	78.1%	148.4%	(22.7)%	11.0%

Product Revenues

Total revenues decreased 96.6% to $0.5 million for the three-months ended September 30, 2006 from $13.4 million for the three-months ended September 30, 2005.  Product revenues decreased 96.7% to $0.3 million in the three-months ended September 30, 2006 from $9.4 million in the three-months ended September 30, 2005.

•                  SenoScan digital mammography product revenue during the three-months ended September 30, 2005 was $3.2 million.  As a result of the Asset Sale, there was only one sale of a rental unit for $0.1 million in the three-months ended September 30, 2006 and there will be no further sales of SenoScan.

•                  Revenues from our MammoTest breast biopsy products were $3.9 million in the three-months ended September 30, 2005. The decrease in MammoTest product revenue is a direct result of the Asset Sale.  There will be no further sales of MammoTest.

•                  The RE&S products revenues decreased $2.2 million to $0.2 million in the three-months ended September 30, 2006 from $2.4 million in the three-months ended September 30, 2005.  The sales decrease on RE&S products in the three-months ended September 30, 2006, as compared to the three-months ended September 30, 2005, was primarily due to a decrease in Bloom revenues of $0.4 million and a $1.8 million volume decrease in VersaRad x-ray products as a result of the last time buy purchase order from Kodak which was completed in May 2006.  We expect revenues for the three-months ending December 31, 2006 will be approximately $0.1 million, all of which occurred prior to the November 1, 2006 sale of the RE&S Business.

Total revenues decreased 66.7% to $13.0 million for the nine-months ended September 30, 2006 from $39.1 million for the nine-months ended September 30, 2005.  Product revenues decreased 70.7% to $8.2 million in the nine-months ended September 30, 2006 from $27.9 million in the nine-months ended June 30, 2005.

•                  SenoScan digital mammography product revenue during the nine-months ended September 30, 2005 was $7.1 million.  As a result of the Asset Sale, there was only one sale of a rental unit and one new unit for a total of $0.4 million in the nine-months ended September 30, 2006 and there will be no further sales of SenoScan.

•                  Revenues from our MammoTest breast biopsy products decreased 81.7% or $11.9 million to $2.7 million in the nine-months ended September 30, 2006 from $14.6 million in the nine-months ended September 30, 2005. The decrease in MammoTest product revenue is a direct result of the Asset Sale and a slight decrease in average sales price as we completed the last time purchase order from EES at prices lower than prior year.  There will be no further sales of MammoTest.

•                  The RE&S products revenues decreased $1.1 million to $5.1 million in the nine-months ended September 30, 2006 from $6.1 million in the nine-months ended September 30, 2005.  The sales decrease on RE&S products in the nine-months ended September 30, 2006, as compared to the nine-months ended September 30, 2005 was primarily due to volume decreases in EPX/SPX and Bloom of $1.7 million offset by a $0.7 million volume increase in VersaRad x-ray products as a result of the last time buy purchase order from Kodak. ..

Service Revenues

Our service revenues for the three-months ended September 30, 2006 decreased 96.3% to $0.1 million from $4.0 million during the three-months ended September 30, 2005. The decreases in the three-month period ended September 30, 2006 in relation to the comparable period in 2005 is primarily due to the cancellation of MammoTest and SenoScan service contracts in both the U.S. and Europe and the lack of revenue from Europe for the quarter due to the substantial completion of the liquidation of our European subsidiaries in May 2006.  In addition, all disposables revenue and time and material revenue from the Service business ceased as of January 23, 2006 in the U.S.  The entire service revenue in the third quarter of 2006 was generated from the RE&S product lines.  There will be no further revenue from RE&S service contracts as a result of the sale of the RE&S business.

Our service revenues for the nine-months ended September 30, 2006 decreased 56.8% to $4.8 million from $11.2 million during the comparable period in 2005. The decrease in the nine-month period ended September 30, 2006 in relation to the comparable periods in 2005 is primarily due to a reduction of MammoTest and SenoScan units on service contracts in both the U.S. and Europe, a result of cancellation of service contracts in the U.S. as customers purchased service contracts from Kodak and the lack of revenue from Europe for the period since May 4, 2006.  In addition, all disposables revenue and time and material revenue from the Service business was ended as of January 23, 2006 in the U.S.  RE&S service revenue in the nine-months ended September 30, 2006 was approximately $663,000.

Cost of Sales—Products

Cost of sales for products in the three-months ended September 30, 2006 was ($0.4) million, or 136.2% of product revenues, compared to $9.5 million, or 101.0% of product revenues, in the three-months ended September 30, 2005. Cost of sales for products in the three-months ended September 30, 2006 includes a reversal of excess and obsolete inventory reserves of approximately $0.1 million as a result of the receipt of a purchase order from Siemens for the remainder of the excess MammoTest service inventory and the increase in sales price for the RE&S assets of $0.5 million.  The cost of sales for products in the three-months ended September 30, 2006 excluding the charges related to the reserves would have been $0.2 million or 35.4% of product revenues.  As a result of additional analysis of remaining finished goods inventory related to the Mammography Assets on hand at September 30, 2005, including loaners and rentals, an additional $0.7 million in a provision for excess and obsolete inventories and $0.3 million related to customer commitment obligations were recorded in the three-months ended September 30, 2005.  The cost of sales for products in the three-months ended September 30, 2005 excluding the charges related to the reserves would have been $8.5 million or 90.2% of product revenues.  The overall remaining decrease in cost of product sales as a percentage of product revenues is primarily due to change in mix.

Cost of sales for products in the nine-months ended September 30, 2006 was $6.7 million, or 82.8% of product revenues compared to $28.1 million, or 100.8% of product revenues, in the nine-months ended September 30, 2005. Cost of sales for products in the nine-months ended September 30, 2006 includes $0.6 million in restructuring expense related to termination and retention arrangements, a reversal of excess and obsolete inventory reserves of approximately $0.9 million as a result of higher than expected revenues and the increase in sales price for the RE&S assets and reversals of certain accruals for customer commitments of $0.4 million.  The cost of sales for products in the nine-months ended September 30, 2006 excluding these items would have been $7.5 million or 92.0% of product revenues.  The reserve for excess and obsolete inventories increased by $5.1 million in the nine-months ended September 30, 2005.  In addition, cost of sales included $0.8 million in the nine-months ended September 30, 2005 for purchase commitments that management estimated it was contractually liable to pay related to excess inventories.  The cost of sales for products in the nine-months ended September 30, 2005 excluding the charges related to these reserves would have been $21.6 million, or 77.5% of product revenues.  The overall remaining increase in cost of product sales as a percentage of product revenues is primarily due to lower than average sales price of the MammoTest product and higher warranty costs due to outsourcing of service.

Cost of Sales—Service

Cost of sales for services for the three-months ended September 30, 2006 decreased 97.6% to $0.1 million from $3.6 million in the three-months ended September 30, 2005.  As a percent of service revenues, cost of service sales decreased to 60.3% in the three-months ended September 30, 2006 from 90.6% in the three-months ended September 30, 2005.

Approximately $2.5 million of the decrease in cost of sales is due to reductions in headcount and related employee benefits. Fischer terminated the majority of its service employees on April 7, 2006 in the U.S. and April 30, 2006 in Europe.

Cost of sales for services for the nine-months ended September 30, 2006 decreased 57.8% to $5.2 million from $12.3 million in the nine-months ended September 30, 2005.  Approximately $6.0 million of the decrease in cost of sales is due to reductions in headcount and related employee benefits and reimbursement from Kodak for a portion of service costs offset by $0.7 million in restructuring expense related to termination and retention arrangements.

Research and Development Expenses

Research and development expenses decreased to zero in the three-months and nine-months ended September 30, 2006 from $0.8 million and $4.8 million in the three-months and nine-months ended September 30, 2005, respectively. Our efforts prior to the Asset Sale were focused on redesigning older products for improved reliability and serviceability and enhancing the features, functionality and reliability of the SenoScan product.

Selling and Marketing Expenses

Selling and marketing expenses decreased to zero in the three-months and nine-months ended September 30, 2006 from $1.4 million and $5.4 million in the three-months and nine-months ended September 30, 2005, respectively. Effective June 30, 2005, we terminated marketing activity and associated personnel.  Shortly before closing the Asset Sale, all sales personnel were terminated as part of the restructuring plan, which accounts for the remaining reduction.

General and Administrative Expenses

General and administrative expenses decreased 87.1% to $0.4 million in the three-months ended September 30, 2006 from $3.4 million in the three-months ended September 30, 2005.  Our spending for legal costs and financial advisory services was $0.5 million lower in the three-months ended September 30, 2006 as compared to the three-months ended September 30, 2005 due the reduction of work related to the Asset Sale.  In addition, we experienced $0.3 million bad debt expense during the three-months ended September 30, 2005 as a result of an inability to collect on certain accounts receivable, which did not reoccur in 2006.  Severance accruals related to terminations were recognized in the three-months ended September 30, 2005 for approximately $0.3 million.  In addition, $0.2 million of expense related to retention agreements were recognized in the three-months ended September 30, 2005.  The remaining change is due to headcount reductions which occurred in the last half of 2005 and during 2006.  Management estimates that general and administrative costs for the three-months ending December 31, 2006 will be less than $0.3 million.

General and administrative expenses decreased 59.0% to $3.3 million in the nine-months ended September 30, 2006 from $8.1 million in the nine-months ended September 30, 2005.  Our spending for legal costs and financial advisory services was $1.4 million lower in the nine-months ended September 30, 2006 as compared to the nine-months ended September 30, 2005 due the reduction of expenditures related to the Asset Sale offset slightly by additional work related to the FTC and the settlement of a lawsuit for less than the original accrual.  In addition, we experienced $0.1 million and $0.6 million bad debt expense during the nine-months ended September 30, 2006 and 2005, respectively, as a result of an inability to collect on certain accounts receivable.  The remaining change is due to headcount reductions which occurred in the last half of 2005 and during 2006.

Impairment of Long-Lived Assets

As discussed in Note 5 of the accompanying consolidated financial statements and Critical Accounting Policies, we recognized $0.2 million and $0.8 million of impairment of long-lived assets in the nine-months ended September 30, 2006 and 2005, respectively.

Lease Termination Fee

As discussed in Note 6 of the accompanying consolidated financial statements, we recognized the $4.0 million payment as Lease termination fee in the three and nine-months ended September 30, 2005.

Gain on Sale of Mammography Assets

On September 29, 2005 we closed on the Asset Sale.  Upon closing of the transaction, we recognized a $32.0 million gain from the cash sale to Hologic of our Mammography Assets.

Interest Expense/Interest Income

Interest expense for the three-months ended September 30, 2005 was $1.8 million and was related to interest on the secured promissory notes entered into in the first quarter of 2005 with ComVest, junior secured promissory note with Hologic and amortization of the related debt issue costs.   The secured and junior promissory notes were paid off upon closing of the Asset Sale.

Interest expense for the nine-months ended September 30, 2006 decreased to $69,000 from $3.1 million for the nine-months ended September 30, 2005.  The interest expense in the nine-months ended September 30, 2005 was related to interest on the secured promissory notes entered into in the first quarter of 2005 with ComVest, junior secured promissory note with Hologic and amortization of the related debt issue costs. Interest expense in the nine-months ended September 30, 2006 is related to interest payments made as a result of settling certain state and local sales tax audits.

Other Expense, Net

Other expense, net for the nine-months ended September 30, 2006 includes approximately $259,000 paid to or on behalf of our European subsidiaries to settle obligations related to our contract with EES for which our European subsidiary owed approximately $349,000.  In addition, we recognized approximately $75,000 of loss from substantial completion of the liquidation of the European subsidiaries in the nine-months ended September 30, 2006.

Income Taxes

We estimated that we would not owe taxes for 2006. Accordingly, no income tax benefit or provision was recorded. This was determined based upon the anticipated 2006 results of operations and an available domestic net operating loss carry-forward of $32.4 million and $0.7 million of foreign net operating loss carry-forwards at December 31, 2005. As of September 30, 2006 we had a 100% valuation allowance against our deferred tax asset that resulted in a net deferred tax asset of $0. In the prior year, we estimated that we would owe approximately $0.2 million as a result of the Asset Sale.  During the fourth quarter of 2006, management determined that no taxes would be owed and reversed the $0.2 million of income tax provision.

Liquidity and Capital Resources

As of September 30, 2006, we had $1.4 million in unrestricted cash and $1.6 million in working capital compared to $4.5 million in cash and $4.5 million in working capital at December 31, 2005.  The $2.9 million net decrease in working capital is mainly the result of funding our operating losses, $1.5 million of which were due to restructuring expense recognized during the period, with the remainder due to funding operations.  In addition, we spent $1.0 million in cash to purchase directors and officer liability insurance run-off coverage during the first quarter of 2006.

A portion of the payments to be made under the termination and retention arrangements will be paid from the irrevocable Fischer Imaging Employee Trust (the “Trust”).  This Trust was established in 2006 for the specific purpose of paying amounts owed under termination and retention arrangements or general wages to employees. The Trust was funded on January 2, 2006 with $600,000 of cash as authorized by the Board of Directors.  The Trust has funded $0.5 million in termination and retention arrangements through September 30, 2006.

Operations have been significantly reduced since May 31, 2006, when we completed production and exited our main operating facility.  We currently have three employees.  In addition, we currently lease temporary office and warehouse space on a month-to-month basis.

As of October 31, 2006, we had $1.4 million in unrestricted cash.  On November 1, 2006, $590,000 of the $750,000 minimum cash expected from the sale of the RE&S Business to JN Properties was received.  We expect that the $2.1 million in cash will be spent on the following:

•                  settling current liabilities subject to compromise,

•                  funding legal costs to proceed through the bankruptcy process, and supporting the liquidation process,

•                  payment of other costs related to bankruptcy such as liquidation fees, and

•                  paying administrative costs to wind up operations.

Stockholders would only receive a distribution after all assets have been liquidated and all creditors have been paid in full.  Any distribution will be made pursuant to the priorities set forth in the Bankruptcy Code.  Under the Bankruptcy Code, the distribution priority generally is as follows: (i) secured creditors to the extent of the value of such creditor’s collateral;

(ii) postpetition administrative creditors (e.g., creditors who do business with the debtor after the filing of the bankruptcy petition and provide necessary goods and services), (iii) priority claims such as unpaid prepetition wages and certain tax claims, (iv) unsecured creditors including trade creditors and (v) stockholders. Under the Bankruptcy Code, no class of claimants is entitled to a distribution unless the classes with greater priority have been paid in full or have agreed to a different treatment.  We do not have secured creditors.

Management cannot accurately estimate the amount of distribution to our stockholders, if any, until the following are finalized or resolved:

•                  approval of the Liquidation Plan under the Bankruptcy Code or convert the Chapter 11 case to a liquidating case under Chapter 7 of the Bankruptcy Code,

•                  determination of any additional unknown or contingent claims through the bankruptcy process, and

•                  the impact of Philips’ actions with respect to the Philips Agreement.

Contractual Obligations

As of September 30, 2006, we had no material contractual obligations.

Backlog

As of September 30, 2006, we had backlog of near zero consistent with the backlog as of December 31, 2005.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

At September 30, 2006, we had approximately $1.2 million in certificate of deposits that earn interest at variable interest rates and are therefore subject to interest rate fluctuations.

Item 4.    Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Chief Executive and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Based on this evaluation, our Chief Executive and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in this regard.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings:

None.

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

•                  The RE&S auction process may not be successful.

•                  We are the subject of a continuing FTC investigation, and the FTC may elect to bring further action against us.

All other risks remain unchanged.

The following are new risks:

Lack of Segregation of Duties.

During the three-months ended June 30, 2006, a lack of segregation of duties was introduced due to the significant downsizing of staff in the organization in conjunction with the downsizing of the Company.  In addition, the roles of Chief Executive Officer, Chief Financial Officer and President were granted to one individual effective October 1, 2006.  Certain duties are still segregated but others cannot be segregated while the organization has three employees dealing with general administrative and financial matters.  This normally constitutes a significant deficiency in internal controls; however, management has determined that considering the employees involved, the nature of the business operations being conducted and the control procedures in place, the risks associated with such lack of segregation of duties are insignificant and the potential benefits of adding additional employees to clearly segregate duties do not justify the expenses associated with such increases.  The existence of this weakness and deficiency potentially subjects us to additional risk that there may be material misstatements in the future as a result of the misapplication of United States generally accepted accounting principles or the improper recording of our accounts from the lack of segregation of duties.

Potential class action lawsuit.

Historically, extraordinary corporate actions, such as the filing of a petition under the Bankruptcy Code and the related liquidation of the Company, often lead to securities class action lawsuits being filed against a company. In the event such litigation should occur, it is likely to be expensive and, even if we ultimately prevail, the process will be time consuming and will require significant management attention. If we do not prevail in any such lawsuit, we may be liable for damages or we may be unable to complete some transactions that we contemplate as part of our liquidation plan. We cannot predict the outcome or the amount of expenses and damages but the amounts could have a material adverse effect on our business, results of operations and financial condition and the timing and amount of liquidating distributions to our stockholders, if any.

Contingent Claims

On June 7, 2005, the Securities and Exchange Commission (“SEC”) filed a complaint in the United States District Court for the District of Colorado (“SEC Lawsuit”) and asserted claims for various violations of the Securities Acts, including fraud, falsified books and records, deceit of auditors and false SEC filings against six former officers and directors of the Company (“Defendants”).  Some or all of the Defendants have notified us of potential claims or may assert claims for advancement and/or indemnification relating to, without limitation: attorneys’ fees and costs (if any) incurred in the defense of the SEC Lawsuit that have not been or will not be reimbursed pursuant to insurance policies; any settlement of the claims asserted in the Lawsuit; or any judgment obtained in the SEC Lawsuit.  The amount of such potential liabilities cannot be estimated at this time and may materially reduce amounts, if any, that may be available for satisfaction of creditor claims and distribution to our stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:    Not applicable

Item 3. Defaults Upon Senior Securities:     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders:    Not applicable.

Item 5. Other Information:    Not applicable.

Item 6. Exhibits:

(a)   Exhibits:

The following is a list of exhibits filed as part of this Report on Form 10-Q.

10.1	Asset Purchase Agreement by and between Fischer and JN Properties dated November 1, 2006.
31.1	Certification of Paula L. Rosson, Chief Executive Officer and President, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2006	FISCHER IMAGING CORPORATION
/s/ Paula L. Rosson
Paula L. Rosson
Chief Executive Officer,Chief Financial Officer and President

EXHIBIT INDEX

10.1	Asset Purchase Agreement by and between Fischer and JN Properties dated November 1, 2006.
31.1	Certification of Paula L. Rosson, Chief Executive Officer and President, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.